Form 10QSB
period 2000-06-30
PNW CAPITAL INC
filed 2000-08-24
CIK 1035422

=====================================================================


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            Form 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ending June 30, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 Commission file number 000-03651

                         PNW CAPITAL, INC.
       (Exact name of registrant as specified in its charter)

DELAWARE                           06-1474412
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

                       409 Granville Street
                            Suite 1010
               Vancouver, British Columbia   V6C 1T2
              (Address of principal executive offices)

Registrant's telephone number including area code: (604) 609-0409

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [ x ] No [   ]

The number of common shares without par value outstanding on June 30, 2000 was 42,240,000 shares.


======================================================================

     PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                  (A development stage enterprise)
                            Balance Sheets
                June 30, 2000 and December 31, 1999

                                            June 30,     December 31,
                                             2000          1999
                                          (Unaudited)    (Audited)
ASSETS
 Current assets:
  Cash                                   $     30,160   $        219
  Inventory, at cost                            3,415          2,816
  Prepaid expenses                             16,319            970
                                         ------------   ------------
    Total current assets                       49,894          4,005
                                         ------------   ------------
  Property and equipment, at cost, net of
   accumulated depreciation                    11,887            -
                                         ------------   ------------
 Other assets:
  Investment in Multiplex Raceway Systems      75,000            -
  Website development costs in process         69,261            -
  Goodwill, net of accumulated amortization   147,401            -
                                         ------------   ------------
 Total other assets                           291,662            -
                                         ------------   ------------
 Total assets                            $    353,443   $      4,005
                                         ============   ============
LIABILITIES
 Current liabilities:
  Accounts payable and accrued expenses  $     37,752   $     26,118
  Due to related parties                       94,812         36,332
  Accrued liability for contingencies          25,000         25,000
                                         ------------   ------------
 Total current liabilities                    157,564         87,450
                                         ------------   ------------
 Total liabilities                            157,564         87,450
                                         ------------   ------------
 Commitments and contingencies                    -              -
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.0001 par value, 100,000,000 shares
  shares authorized, 42,240,000 and 33,750,000
  shares issued and outstanding                 4,224          3,375
 Capital in excess of par value             1,335,635        923,414
 Deficit accumulated during the
  development stage                        (1,143,980)    (1,010,234)
                                         ------------   ------------
 Total stockholders' equity (deficit)         195,879        (83,445)
                                         ------------   ------------
 Total liabilities and stockholders'
 equity                                  $    353,443   $      4,005
                                         ============   ============

 The accompanying notes are an integral part of these statements.

     PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                  (A development stage enterprise)
        Statements of Loss and Deficit For The Periods Ended
                       June 30, 2000 and 1999
                            (Unaudited)

                                Cumulative
                                November 6,
                                1996 through
                                June 30,    Six Months Ended June 30,
                                2000           2000           1999

Revenues                        $    15,537  $       -    $    5,392
                                -----------  -----------  ----------
Less, Costs and expenses:
 Cost of revenues                    76,201          -        55,832
 Consulting and management fees     629,576       74,050     120,449
 Provision contingencies             25,000          -        25,000
 Depreciation and amortization        2,759        2,220         305
 Writeoffs and abandonments of
  mineral properties                276,000          -           -
 Other general and administrative   153,161       58,351       4,409
                                -----------  -----------  ----------
 Total operating expenses         1,162,697      134,621     205,995
                                -----------  -----------  ----------
 Loss from operations            (1,147,160)    (134,621)   (200,603)
                                -----------  -----------  ----------
Other income (expense):
 Interest income                      2,724          419         -
 Foreign exchange                       456          456         -
                                -----------  -----------  ----------
 Total other income (expense)         3,180          875         -
                                -----------  -----------  ----------
 Loss before taxes on income     (1,143,980)    (133,746)   (200,603)
                                -----------  -----------  ----------
 Provision for income taxes             -            -           -
                                -----------  -----------  ----------
 Net loss                       $(1,143,980)    (133,746)   (200,603)
                               ============  ===========  ==========
Deficit accumulated during
the development stage:
  Beginning                                   (1,010,234)   (750,830)
                                             -----------  ----------
  Ending                                     $(1,143,980) $ (951,433)
                                             ===========  ==========
Basic earnings (loss)
 per common share                            $     (0.00) $    (0.01)
                                             ===========  ==========
Weighted average shares outstanding           36,441,813  29,970,547
                                             ===========  ==========


  The accompanying notes are an integral part of these statements.

     PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                  (A development stage enterprise)
     Statements of Loss and Deficit For The Three Months Ended
                       June 30, 2000 and 1999
                            (Unaudited)


                                        Three Months Ended June 30,
                                         2000                1999

Revenues                               $          -    $      5,392
                                       --------------  ------------

Less, Costs and expenses:
  Cost of revenues                                -           5,806
  Consulting and management fees               38,381         6,616
  Depreciation and amortization                 2,220           -
  Other general and administrative             37,263         4,368
                                       --------------  ------------
 Total operating expenses                      77,864        16,790
                                       --------------  ------------
 Loss from operations                         (77,864)      (11,398)
                                       --------------  ------------
Other income (expense):
  Interest income                                 419           -
  Foreign exchange                                716           -
                                       --------------  ------------
 Total other income (expense)                   1,135           -
                                       --------------  ------------
 Loss before taxes on income                  (76,729)      (11,398)
 Provision for income taxes                       -             -
                                       --------------  ------------
 Net loss                                     (76,729)      (11,398)

Deficit accumulated during
the development stage:
  Beginning                                (1,067,251)     (940,035)
                                       --------------  ------------
  Ending                               $   (1,143,980) $   (951,433)
                                       ==============  ============
Basic earnings (loss)
per common share                       $        (0.00) $      (0.00)
                                       ==============  ============
Weighted average shares outstanding        38,779,560    33,750,000
                                       ==============  ============







  The accompanying notes are an integral part of these statements.

     PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                  (A development stage enterprise)
           Statements of Cash Flows For The Periods Ended
                       June 30, 2000 and 1999
                            (Unaudited)

                              Cumulative
                              November 6,
                              1996 through
                              June 30,    Six Months Ended June 30,
                              2000          2000          1999

Cash flows from operating activities:
 Net loss                    $  (1,143,980)$  (133,746) $  (200,603)
 Adjustments to reconcile net income to
  cash provided (used) by development
  stage activities:
 Provision for bad debts            45,507         -            -
 Depreciation and amortization       2,759       2,220          305
 Change in current assets and liabilities:
 Inventory                          (3,415)       (599)         -
 Prepaid expenses                  (16,858)    (15,349)      (4,318)
 Accounts payable and accrued
  expenses                          37,752      11,634          300
 Accrued liability for
  contingencies                     25,000         -         25,000
 Due to related parties            689,812      58,480       34,666
                             ------------- -----------  -----------
 Cash flows from operating
  activities                      (363,423)    (77,360)    (144,650)
                             ------------- -----------  -----------
Cash flows from investing activities:
 Purchase of equipment             (12,451)    (12,451)         -
 Investment in Multiplex           (75,000)    (75,000)         -
 Website development costs         (69,261)    (69,261)         -
 Acquisition of goodwill          (149,057)   (149,057)         -
 Loan to related party             (50,000)        -            -
 Loan repayments                     4,493         -            -
                             ------------- -----------  -----------
 Cash flows from investing
  activities                      (351,276)   (305,769)         -
                             ------------- -----------  -----------
Cash flows from financing activities:
 Net proceeds from sale of common
  stock                            744,859     413,070      146,621
                             ------------- -----------  -----------
Cash flows from financing
  activities                       744,859     413,070      146,621
                             ------------- -----------  -----------
Net increase (decrease)
 in cash and equivalents     $      30,160      29,941        1,971
                             =============
Cash and equivalents:
 Beginning of period                               219          149
                                           -----------  -----------
 End of period                             $    30,160  $     2,120
                                           ===========  ===========
Supplemental cash flow disclosures:
 Cash paid for interest       $         -  $       -    $       -
 Cash paid for income taxes             -          -            -
 Non-cash financing and
  investing activities:
 Shares issued for debt            595,000         -        275,000



The accompanying notes are an integral part of these statements.

     PNW CAPITAL, INC. (FORMERLY WINCHESTER MINING CORPORATION)
                  (A development stage enterprise)
              Notes to Unaudited Financial Statements
                           June 30, 2000

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statement included in the Company's annual report for the year ended December 31, 1999. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results than can be expected for the year ended December 31, 2000.

Note 1 - Development stage activities:
The Company is continuing to develop its on-line websites, from which it intends to sell licensed products from Disney, National Football League, National Basketball Association, Major League Baseball, NCAA, and similar organizations. Approximately $70,000 has been incurred in development costs as of June 30, 2000, and completion is expected by the end of 2000. Accordingly, the Company is still deemed to be a development stage enterprise.

Note 2 - Inventories:
Inventories are stated at the lower of cost or market, with cost determined using the first-in first-out (FIFO) method, and consist of licensed products (finished goods) held for sale when the Company's websites become operational.

Note 3 - Property and equipment:
Property and equipment are stated at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets. Estimated lives of depreciable assets range from five to seven years.

Note 4 - Investment in Multiplex Raceway Systems:
In May, 2000, the Company purchased 300,000 shares of Multiplex Raceway Systems, a privately-held company engaged in the development of fiber optic multiple access systems, at a cost of $75,000. The investment represents 2.4% of the total outstanding stock of Raceway. The stock purchase represents the Company's initial investment against a total commitment to purchase 25% of Raceway's stock for total consideration of $500,000 in cash and 2,000,000 shares of PNW Capital, Inc. common stock. The investment is recorded at cost.

     PNW CAPITAL, INC. (FORMERLY WINCHESTER MINING CORPORATION)
                  (A development stage enterprise)
              Notes to Unaudited Financial Statements
                           June 30, 2000

Note 5 - Website development costs in process:
As indicated in Note 1 above, the company is in the process of developing websites from which to conduct its on-line retail operations. In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Website Development Costs, ("EITF Issue No. 00-2") to be applicable to all website development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website. The Company has elected to adopt EITF Issue No. 00-2 and SOP 98-1 retroactively to January 1, 2000.

The Company has incurred $69,261 in development costs through June 30, 2000, which have been capitalized; no amortization has been recorded, as the sites are incomplete. No costs had been incurred prior to January 1, 2000.

Note 6 - Goodwill:
On May 9, 2000, the Company acquired all the outstanding stock of Hi-Plains Energy Corp., a Wyoming corporation that was also in the development stage, for $15,600. Concurrently therewith, the Company paid consulting and legal fees of $134,420 to facilitate the merger of Hi-Plains into Winchester, and the filing of related forms with the Securities and Exchange Commission. The total of $150,020 has been treated as the cost of the Hi-Plains shares.

Effective May 13, 2000, Hi-Plains was merged into Winchester, Winchester changed its name to PNW Capital, Inc., and each share issued and outstanding immediately prior to the effective date remained as issued and outstanding common stock in Winchester (renamed PNW) without change.

The purchase of the Hi-Plains stock and subsequent merger into PNW has been treated as a purchase, under which the excess of the purchase price ($150,020) over the net assets of Hi-Plains ($963) has been capitalized as Goodwill, and is being amortized over a 15 year life. Amortization of $1,656 was recognized during the quarter ended June 30, 2000.

Note 7 - Federal income tax:
The currently payable (refundable) provision (credit) for Federal income tax consists of the following:

     PNW CAPITAL, INC. (FORMERLY WINCHESTER MINING CORPORATION)
                  (A development stage enterprise)
              Notes to Unaudited Financial Statements
                           June 30, 2000

                                             June 30,
                                        2000         1999
Currently payable (refundable)
  provision(credit)
  attributable to:
    Current operations              $(45,400)       $(68,200)
    Less:
    Limitation due to absence
     of prior taxable income          45,400          68,200
                                    --------        --------
    Net amount payable
    (refundable)                    $    -          $    -

The Company follows Statement of Financial Accounting Standards number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts are as follows:

                                             June 30,2000
Deferred tax assets
 attributable to:
Net operating loss carry-
  forward                                   $ 388,900
Less, Valuation allowance                    (388,900)
                                            ---------
Net deferred tax assets                     $     -
                                            =========

At June 30, 2000, the Company had net operating loss carryovers which expire as follows:


Expires:                                        Amount
  December 31, 2011                         $   10,100
  December 31, 2012                            489,200
  December 31, 2013                            251,500
  December 31, 2014                            259,400
  December 31, 2015                            133,700
                                            ----------
    Total                                   $1,143,900
                                            ==========

     PNW CAPITAL, INC. (FORMERLY WINCHESTER MINING CORPORATION)
                  (A development stage enterprise)
              Notes to Unaudited Financial Statements
                           June 30, 2000

Note 8 - Common stock:
During the development stage, the Company has issued shares of its common stock as follows:
                                        Price Per
Description and Dates         Shares    Share          Amount
Shares issued for cash:
 November 7, 1996             50,000    $0.010      $      500
 February 27, 1997        20,000,000     0.010         200,000
 July 17, 1998             5,200,000     0.062         320,000
 March 15, 1999            2,000,000     0.050         100,000
 March 31, 1999            1,000,000     0.050          50,000
 March 13, 2000            1,790,000     0.161         288,190
 May 17, 2000              6,700,000     0.218         146,302

Shares issued for debt (1):
 March 15, 1999            3,500,000     0.050         175,000
 March 31, 1999            2,000,000     0.050         100,000

     (1)  Value based on face value of obligation relieved.

Note 9 - Restatement of first quarter, 2000 results of operations:
As a result of the implementation of SOP 98-1 (see Note 5 above), the Company retroactively capitalized $69,261 in website development costs that had previously been expensed during the quarter ended March 31, 2000. Following is a summary of the Company's operations for the quarter ended March 31, 2000, as restated:
                                     Quarter Ended March 31,
                                       2000          1999
Revenues                             $        -    $       -
                                     ------------  -----------
Less:
  Costs of revenues                           -         50,026
  Consulting and management fees           35,669      113,833
  Provision for contingencies                 -         25,000
  Other general and administrative         21,349          346
                                     ------------  -----------
Loss before taxes on income               (57,018)    (189,205)
 Provision for taxes on income                -            -
                                     ------------  -----------
Net loss                             $    (57,018)   ($189,205)
                                     ============  ===========
The effect of the restatement on cash flows for the quarter ended March 31, 2000 was to increase operating cash flows by $69,261, and to decrease cash flows from investing activities by the same amount.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

The Company's cash position at June 30, 2000 was $30,160, and increase of $29,941 from December 31, 1999.

Prepaid expenses increased by $15,349 from December 31, 1999, consisting primarily of prepaid printed material to be used in marketing, once the Company's websites become operational. Property and equipment increased by $11,887, resulting from new equipment purchased.

Other assets increased by $291,662, consisting of increases in Investment in Multiplex Raceway Systems of $75,000, increase in Website Development Costs in Process of $69,261, and increase in Goodwill of $147,401. These items are described more fully in the notes to the financial statements.

The above increases in assets were financed from the sale of 6,700,000 shares of common stock for net proceeds of $413,070 during the first six months of the year.

Results of operations

Six months ended June 30, 2000 and 1999

The Company had no revenues during the six months ended June 30, 2000, compared to $5,392 during the comparable period of 1999. The 1999 revenues were derived from referral fees to internet casino sites, and activity which has since ceased.

Loss from operations increased to $77,864 in 2000, compared to $11,398 in 1999, primarily as a result of increases in consulting and management fees and other general and administrative expenses. There was no provision or credit for income taxes in either period.

The Company expects continued losses as it remains in the development stage and while it completes development of its websites. The
Company expects the websites to be operational by the end of 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 2.  Changes in Securities.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

EXHIBIT INDEX

Exhibit
  No.     Description.

  27      Financial Data Schedule


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

     Dated this 23th day of August, 2000.


                              PNW CAPITAL, INC.



                              BY:  /s/ Wayne Miller
                                   Wayne Miller, President, Chief
                                   Executive Officer and member of the
                                   Board of Directors