Form 10QSB
period 2000-09-30
PNW CAPITAL INC
filed 2000-12-07
CIK 1035422

FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
September 30, 2000                                      000-03651


                             PNW CAPITAL, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     06-1474412
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                12925 W. Arlington Pl., Littleton, CO 80127
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (303) 412-2469


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


           PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                        (A development stage enterprise)
                                 Balance Sheets
                    September 30, 2000 and December 31, 1999


                                                                                       September 30,           December 31,
                                                                                                 2000                   1999
                                                                                           (Unaudited)              (Audited)
                                                                                   -------------------    -------------------
ASSETS
  Current assets:
    Cash                                                                                      $ 2,923                  $ 219
    Inventory, at cost                                                                          6,121                  2,816
    Prepaid expenses                                                                            4,169                    970
                                                                                   -------------------    -------------------
      Total current assets                                                                     13,213                  4,005
                                                                                   -------------------    -------------------

  Property and equipment, at cost, net of
    accumulated depreciation                                                                   11,605                      -
                                                                                   -------------------    -------------------

  Other assets:
    Investment in Multiplex Raceway Systems                                                    75,030                      -
    Website development costs in process                                                       71,861                      -
    Goodwill, net of accumulated amortization                                                 144,917                      -
                                                                                   -------------------    -------------------
      Total other assets                                                                      291,808                      -
                                                                                   -------------------    -------------------
                                                                                   -------------------    -------------------
      Total assets                                                                           $316,626                $ 4,005
                                                                                   ===================    ===================


LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                                                    $ 46,393               $ 26,118
    Due to related parties                                                                          -                 36,332
    Accrued liability for contingencies                                                        25,000                 25,000
                                                                                   -------------------    -------------------
      Total current liabilities                                                                71,393                 87,450
                                                                                   -------------------    -------------------
                                                                                   -------------------    -------------------
      Total liabilities                                                                        71,393                 87,450
                                                                                   -------------------    -------------------

  Commitments and contingencies                                                             -                      -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.0001 par value, 100,000,000
    shares authorized, 49,540,000 and 33,750,000
    shares issued and outstanding                                                               4,954                  3,375
  Capital in excess of par value                                                            1,684,935                923,414
  Deficit accumulated during the
    development stage                                                                      (1,444,656)            (1,010,234)
                                                                                   -------------------    -------------------
      Total stockholders' equity (deficit)                                                    245,233                (83,445)
                                                                                   -------------------    -------------------

      Total liabilities and stockholders' equity                                             $316,626                $ 4,005
                                                                                   ===================    ===================

           PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                        (A development stage enterprise)
 Statements of Loss and Deficit for the Periods Ended September 30, 2000 and 1999
                                  (Unaudited)



                                                                             Cumulative
                                                                            November 6,
                                                                           1996 through                         Nine Months
                                                                          September 30,                      Ended September 30,
                                                                                          ------------------------------------------

                                                                                   2000                    2000                 1999
                                                                   ---------------------  ----------------------  ------------------

Revenues                                                                       $ 15,537                     $ -             $ 9,394
                                                                   ---------------------  ----------------------  ------------------

Less, Costs and expenses:
  Cost of revenues                                                               76,201                       -              64,205
  Consulting and management fees                                                896,325                 340,799             121,449
  Provision for contingencies                                                    25,000                       -              25,000
  Depreciation and amortization                                                   5,526                   4,987                 305
  Writeoffs and abandonments of
    mineral properties                                                          276,000                       -                   -
  Other general and administrative                                              184,394                  89,584               5,943
                                                                   ---------------------  ----------------------  ------------------

    Total operating expenses                                                  1,463,446                 435,370             216,902
                                                                   ---------------------  ----------------------  ------------------

    Loss from operations                                                     (1,447,909)               (435,370)           (207,508)
                                                                   ---------------------  ----------------------  ------------------


Other income (expense):
  Interest income                                                                 2,724                     419                   -
  Foreign exchange                                                                  529                     529                   -
                                                                   ---------------------  ----------------------  ------------------

    Total other income (expense)                                                  3,253                     948                   -
                                                                   ---------------------  ----------------------  ------------------

    Loss before taxes on income                                              (1,444,656)               (434,422)           (207,508)

  Provision for income taxes                                                          -                       -                   -
                                                                   ---------------------  ----------------------  ------------------

      Net loss                                                              $(1,444,656)               (434,422)           (207,508)
                                                                   =====================

Deficit accumulated during the development stage:
  Beginning                                                                                          (1,010,234)           (750,830)
                                                                                          ----------------------  ------------------

  Ending                                                                                            $(1,444,656)          $(958,338)
                                                                                          ======================  ==================

Basic earnings (loss)
  per common share                                                                                      $ (0.01)            $ (0.01)
                                                                                          ======================  ==================

Weighted average shares outstanding                                                                  38,647,409          34,255,480
                                                                                          ======================  ==================


           PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                        (A development stage enterprise)
            Statements of Loss and Deficit For The Three Months Ended
                           September 30, 2000 and 1999
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                             Three Months
                                                                                                         Ended September 30,
                                                                                          ------------------------------------------

                                                                                                      2000                    1999
                                                                                          ----------------------  ------------------

Revenues                                                                                                    $ -             $ 4,002
                                                                                          ----------------------  ------------------


Less, Costs and expenses:
  Cost of revenues                                                                                            -               8,373
  Consulting and management fees                                                                        266,749               1,000
  Depreciation and amortization                                                                           2,766                   -
  Other general and administrative                                                                       31,234               1,534
                                                                                          ----------------------  ------------------

    Total operating expenses                                                                            300,749              10,907
                                                                                          ----------------------  ------------------

    Loss from operations                                                                               (300,749)             (6,905)
                                                                                          ----------------------  ------------------


Other income (expense):
  Interest income                                                                                             -                   -
  Foreign exchange                                                                                           74                   -
                                                                                          ----------------------  ------------------

    Total other income (expense)                                                                             74                   -
                                                                                          ----------------------  ------------------

    Loss before taxes on income                                                                        (300,675)             (6,905)

  Provision for income taxes                                                                                  -                   -
                                                                                          ----------------------  ------------------

      Net loss                                                                                         (300,675)             (6,905)

Deficit accumulated during the development stage:
  Beginning                                                                                          (1,143,981)           (951,433)
                                                                                          ----------------------  ------------------

  Ending                                                                                            $(1,444,656)          $(958,338)
                                                                                          ======================  ==================


Basic earnings (loss)
  per common share                                                                                      $ (0.01)            $ (0.00)
                                                                                          ======================  ==================


Weighted average shares outstanding                                                                  43,010,652           33,750,000

                                                                                          ======================  ==================


           PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                        (A development stage enterprise)
                 Statements of Cash Flows For The Periods Ended
                           September 30, 2000 and 1999
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                             Cumulative
                                                                            November 6,
                                                                           1996 through          Nine Months
                                                                          September 30,                        Ended September 30,
                                                                                           ----------------------------------------

                                                                                   2000                 2000                  1999
                                                                   ---------------------   ------------------   -------------------

 Cash flows from operating activities:
  Net loss                                                                  $(1,444,656)          $ (434,422)           $ (207,508)
  Adjustments to reconcile net income to
   cash provided (used) by development
   stage activities:
    Provision for bad debts                                                      45,507                                          -
    Depreciation and amortization                                                 5,525                4,986                     -
    Change in current assets and liabilities:
      Inventory                                                                  (6,121)              (3,305)                    -
      Prepaid expenses                                                           (4,708)              (3,199)               (3,878)
      Accounts payable and accrued expenses                                      46,393               20,275                 4,670
      Accrued liability for contingencies                                        25,000                    -                25,000
      Due to related parties                                                    945,000              313,668                36,066
                                                                   ---------------------   ------------------   -------------------
                                                                   ---------------------   ------------------   -------------------
  Cash flows from operating activities                                         (388,060)            (101,997)             (145,650)
                                                                   ---------------------   ------------------   -------------------
                                                                   ---------------------   ------------------   -------------------

 Cash flows from investing activities:
   Purchase of equipment                                                        (12,451)             (12,451)                    -
   Investment in Multiplex                                                      (75,000)             (75,000)                    -
   Website development costs                                                    (71,861)             (71,861)                    -
   Acquisition of goodwill                                                     (149,057)            (149,057)                    -
   Loan to related party                                                        (50,000)                   -                     -
   Loan repayments                                                                4,493                    -                     -
                                                                   ---------------------   ------------------   -------------------
                                                                   ---------------------   ------------------   -------------------
  Cash flows from investing activities                                         (353,876)            (308,369)                    -
                                                                   ---------------------   ------------------   -------------------
                                                                   ---------------------   ------------------   -------------------

 Cash flows from financing activities:
  Net proceeds from sale of common stock                                        744,859              413,070               146,621
                                                                   ---------------------   ------------------   -------------------
                                                                   ---------------------   ------------------   -------------------
  Cash flows from financing activities                                          744,859              413,070               146,621
                                                                   ---------------------   ------------------   -------------------
                                                                   ---------------------   ------------------   -------------------

 Net increase (decrease)
  in cash and equivalents                                                       $ 2,923                2,704                   971
                                                                   =====================
                                                                   =====================

 Cash and equivalents:
  Beginning of period                                                                                    219                   149
                                                                                           ------------------   -------------------
                                                                                           ------------------   -------------------
  End of period                                                                                      $ 2,923               $ 1,120
                                                                                           ==================   ===================
                                                                                           ==================   ===================


 Supplemental cash flow disclosures:
  Cash paid for interest                                                            $ -                  $ -                   $ -
  Cash paid for income taxes                                                          -                    -                     -
  Non-cash financing and
   investing activities:
    Shares issued for debt                                                      595,000                    -               275,000
    Shares issued for services                                                  350,000              350,000
    Shares issued for investment                                                     30                   30


           PNW CAPITAL, INC. (FORMERLY WINCHESTER MINING CORPORATION)
                        (A development stage enterprise)
                     Notes to Unaudited Financial Statements
                               September 30, 2000
--------------------------------------------------------------------------------





The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statement included in the Company's annual report for the year ended December 31, 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results than can be expected for the year ended December 31, 2000.

Note 1 - Development stage activities:
The Company is continuing to develop its on-line websites, from which it intends to sell licensed products from Disney, National Football League, National Basketball Association, Major League Baseball, NCAA, and similar organizations. Approximately $72,000 has been incurred in development costs as of September 30, 2000, and completion is expected by the end of 2000. Accordingly, the Company is still deemed to be a development stage enterprise.

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

Note 4 - Investment in Multiplex Raceway Systems:
In May, 2000, the Company purchased 300,000 shares of Multiplex Raceway Systems, a privately-held company engaged in the development of fiber optic multiple access systems, at a cost of $75,000 in cash. Then, in September, 2000, the Company issued 300,000 shares of restricted common stock as additional purchase price; this transaction was recorded at the par value of the stock issued, or $30. The investment represents 2.4% of the total outstanding stock of Raceway. The stock purchase represents the Company's initial investment against a total commitment to purchase 25% of Raceway's stock for total consideration of $500,000 in cash and 2,000,000 shares of PNW Capital, Inc. common stock. The investment is recorded at cost.

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

The Company has incurred $71,861 in development costs through September 30, 2000, which have been capitalized; no amortization has been recorded, as the sites are incomplete. No costs had been incurred prior to January 1, 2000.

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

The purchase of the Hi-Plains stock and subsequent merger into PNW has been treated as a purchase, under which the excess of the purchase price ($150,020) over the net assets of Hi-Plains ($963) has been capitalized as Goodwill, and is being amortized over a 15 year life. Amortization of $2,484 was recognized during the quarter ended September 30, 2000.

Note 7 - Federal income tax:
The currently payable (refundable) provision (credit) for Federal income tax consists of the following:

                                           September 30,
                                 ----------------------------------------
                                          2000                 1999
                                  -----------------    -----------------
Currently payable (refundable)

  provision (credit)
  attributable to:
      Current operations              ($147,700)            ($70,500)
      Less:
       Limitation due to absence
                                  -----------------    -----------------
      Net amount payable
           (refundable)              $      -              $     -
                                  =================    =================


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


                                                September 30,
                                                   2000
                                             -----------------
      Deferred tax assets
        attributable to:
          Net operating loss carry-
      Less, Valuation allowance                   (491,100)
                                             -----------------
      Net deferred tax assets                  $      -
                                             =================

At September 30, 2000, the Company had net operating loss carryovers which expire as follows:

       Expires:                         Amount
         December 31, 2011             $10,100
         December 31, 2012             489,200
         December 31, 2013             251,500
         December 31, 2014             259,400
         December 31, 2015             434,400
                                   -----------------
           Total                    $1,444,600
                                   =================

Note 8 - Common stock:
During the development stage, the Company has issued shares of its common stock as follows:

                                                                                   Price Per
      Description and Dates                                      Shares                Share               Amount
      ------------------------------------------------ ----------------- -- ----------------- --- ----------------
      Shares issued for cash:
        November 7, 1996                                         50,000               $0.010                 $500
        February 27, 1997                                    20,000,000                0.010              200,000
        July 17, 1998                                         5,200,000                0.062              320,000
        March 15, 1999                                        2,000,000                0.050              100,000
        March 31, 1999                                        1,000,000                0.050               50,000
        March 13, 2000                                        1,790,000                0.161              288,190
        May 17, 2000                                          6,700,000                0.218              146,302

      Shares issued for debt (1):
        March 15, 1999                                        3,500,000                0.050              175,000
        March 31, 1999                                        2,000,000                0.050              100,000

      Shares issued for services(2):
        September 20, 2000                                    7,000,000                0.050              350,000

(1)      Value based on face value of obligation relieved.
(2)      Value based on quoted value of shares issued.

Note 9 - Restatement of first quarter, 2000 results of operations:
As a result of the implementation of SOP 98-1 (see Note 5 above), the Company retroactively capitalized $69,261 in website development costs that had previously been expensed during the quarter ended March 31, 2000. Following is a summary of the Company's operations for the quarter ended March 31, 2000, as restated:

                                                   Quarter Ended March 31,
                                         ---------------------------------------
                                               2000                 1999
                                           ----------------    -----------------
      Revenues                                $      -             $      -
                                           ----------------    -----------------
      Less:
        Costs of revenues                            -               50,026
        Consulting and management fees          35,669              113,833
        Provision for contingencies                  -               25,000
        Other general and administrative        21,349                  346
                                           ----------------    -----------------
      Loss before taxes on income              (57,018)            (189,205)
        Provision for taxes on income                -                    -
                                           ----------------    -----------------
      Net loss                                ($57,018)           ($189,205)
                                           ================    =================

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statement included in the Company's annual report for the year ended December 31, 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results than can be expected for the year ended December 31, 2000.

Note 1 - Development stage activities:
The Company is continuing to develop its on-line websites, from which it intends to sell licensed products from Disney, National Football League, National Basketball Association, Major League Baseball, NCAA, and similar organizations. Approximately $72,000 has been incurred in development costs as of September 30, 2000, and completion is expected by the end of 2000. Accordingly, the Company is still deemed to be a development stage enterprise.

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

Note 4 - Investment in Multiplex Raceway Systems:
In May, 2000, the Company purchased 300,000 shares of Multiplex Raceway Systems, a privately-held company engaged in the development of fiber optic multiple access systems, at a cost of $75,000 in cash. Then, in September, 2000, the Company issued 300,000 shares of restricted common stock as additional purchase price; this transaction was recorded at the par value of the stock issued, or $30. The investment represents 2.4% of the total outstanding stock of Raceway. The stock purchase represents the Company's initial investment against a total commitment to purchase 25% of Raceway's stock for total consideration of $500,000 in cash and 2,000,000 shares of PNW Capital, Inc. common stock. The investment is recorded at cost.

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

The Company has incurred $71,861 in development costs through September 30, 2000, which have been capitalized; no amortization has been recorded, as the sites are incomplete. No costs had been incurred prior to January 1, 2000.

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

The purchase of the Hi-Plains stock and subsequent merger into PNW has been treated as a purchase, under which the excess of the purchase price ($150,020) over the net assets of Hi-Plains ($963) has been capitalized as Goodwill, and is being amortized over a 15 year life. Amortization of $2,484 was recognized during the quarter ended September 30, 2000.

Note 7 - Federal income tax:
The currently payable (refundable) provision (credit) for Federal income tax consists of the following:

                                                  September 30,
                                        ----------------------------------------
                                           2000                 1999
                                          -----------------    -----------------
      Currently payable (refundable)
        provision (credit)
        attributable to:
          Current operations              ($147,700)            ($70,500)
          Less:
            Limitation due to absence
                                          -----------------    -----------------
          Net amount payable
           (refundable)                    $      -              $     -
                                          =================    =================


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


                                                       September 30,
                                                           2000
                                                     -----------------
      Deferred tax assets
        attributable to:
          Net operating loss carry-
      Less, Valuation allowance                          (491,100)
                                                     -----------------
      Net deferred tax assets                          $      -
                                                     =================

At September 30, 2000, the Company had net operating loss carryovers which expire as follows:

       Expires:                                   Amount
         December 31, 2011                       $10,100
         December 31, 2012                       489,200
         December 31, 2013                       251,500
         December 31, 2014                       259,400
         December 31, 2015                       434,400
                                            -----------------
           Total                              $1,444,600
                                            =================

Note 8 - Common stock:
During the development stage, the Company has issued shares of its common stock as follows:

                                                                                   Price Per
      Description and Dates                                      Shares                Share               Amount
      ------------------------------------------------ ----------------- -- ----------------- --- ----------------
      Shares issued for cash:
        November 7, 1996                                         50,000               $0.010                 $500
        February 27, 1997                                    20,000,000                0.010              200,000
        July 17, 1998                                         5,200,000                0.062              320,000
        March 15, 1999                                        2,000,000                0.050              100,000
        March 31, 1999                                        1,000,000                0.050               50,000
        March 13, 2000                                        1,790,000                0.161              288,190
        May 17, 2000                                          6,700,000                0.218              146,302

      Shares issued for debt (1):
        March 15, 1999                                        3,500,000                0.050              175,000
        March 31, 1999                                        2,000,000                0.050              100,000

      Shares issued for services(2):
        September 20, 2000                                    7,000,000                0.050              350,000

(3)      Value based on face value of obligation relieved.
(4)      Value based on quoted value of shares issued.

Note 9 - Restatement of first quarter, 2000 results of operations:
As a result of the implementation of SOP 98-1 (see Note 5 above), the Company retroactively capitalized $69,261 in website development costs that had previously been expensed during the quarter ended March 31, 2000. Following is a summary of the Company's operations for the quarter ended March 31, 2000, as restated:

                                               Quarter Ended March 31,
                                         ---------------------------------------
                                             2000                 1999
                                         ----------------    -----------------
      Revenues                            $      -             $      -
                                         ----------------    -----------------
      Less:
        Costs of revenues                        -               50,026
        Consulting and management fees      35,669              113,833
        Provision for contingencies              -               25,000
        Other general and administrative    21,349                  346
                                         ----------------    -----------------
      Loss before taxes on income          (57,018)            (189,205)
        Provision for taxes on income            -                    -
                                         ----------------    -----------------
      Net loss                            ($57,018)           ($189,205)
                                         ================    =================

The effect of the restatement on cash flows for the quarter ended March 31, 2000 was to increase operating cash flows by $69,261, and to decrease cash flows from investing activities by the same amount.

Note 10 - Stock options and stock issued for services:
In August, 2000, the Company adopted the 2000 Nonqualified Stock Option Plan. The Plan sets aside 10,000,000 shares of common stock option for issuance to employees, directors, officers, attorneys, accountants, consultants or advisors to the company. The Plan has a ten year term.

On September 20, 2000, the Company granted options to two officers and two consultants to purchase 7,000,000 shares of the Company's common stock at $0.05 per share under the Plan. The options were immediately exercised, and shares were issued in satisfaction of the Company's obligation to the four individuals for consulting services rendered through September 30, 2000. The transaction was recorded by a charge to expense for $257,035, and a charge of $92,965 against amounts previously accrued for such services, for a total value of $350,000.

Also on September 20, 2000, the Company granted options to five consultants (one of whom is also a director) to purchase 2,200,000 shares at $0.05 per share under the Plan. The options are exercisable at any time before ten years from the date the Plan was adopted. At September 30, 2000, none of these options had been exercised.

Note 11 - Subsequent event: On September 25, 2000, the Company authorized the acquisition of 100% of the outstanding stock of Peanut Butter and Jelly, Inc. in exchange for 47,460,000 restricted common shares of the Company, subject to the completion of an appropriate agreement. In connection therewith, the Company's three Directors, Wayne Miller, Gary Burnie, and Barry Miller, agreed to resign, subject to Notice being mailed to shareholders under Section 14f, to be replaced by Daniel C. Silva and Joseph L. McFarland, Jr.

Peanut Butter and Jelly, Inc. is also a development stage company.

The acquisition is expected to be completed prior to the end of calendar year 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources
-------------------------------

The Company's cash position at September 30, 2000 was $2,923, an increase of $2,704 from December 31, 1999.

Other assets increased by $291,808, consisting of increases in Investment in Multiplex Raceway Systems of $75,030, increase in Website Development Costs in Process of $71,861, and increase in Goodwill (net) of $144,917. These items are described more fully in the notes to the financial statements.

The above increases in assets were financed from the sale of 6,700,000 shares of common stock for net proceeds of $413,070 during the first nine months of the current year. Also, the Company issued 7,000,000 shares of its common stock to four officers, directors and consultants in connection with its 2000 Nonqualified Stock Option Plan, and in satisfaction of the Company's obligation to the four for management and consulting services rendered. The transaction was recorded by a charge to expense for $257,035, and a charge of $92,965 against amounts previously accrued for such services, for a total value of $350,000.

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

The Company had no revenues during the nine months ended September 30, 2000, compared to $9,394 during the comparable period of 1999. The 1999 revenues were derived from referral fees to internet casino sites, an activity which has since ceased.

Loss from operations increased to ($434,422) in 2000, compared to ($207,508) in 1999, primarily as a result of increases in consulting and management fees and other general and administrative expenses. There was no provision or credit for income taxes in either period. The loss per share was ($.01) for the period in both 2000 and 1999.

The Company expects continued losses as it remains in the development stage and while it completes development of its websites. The Company expects the websites to be operational by the end of 2000. The Company also expects to experience continuing development stage losses after completion of its acquisition of Peanut Butter and Jelly, Inc.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SAME PERIOD IN 1999

     The Company operations were focused on its website development during the third quarter. The Company was also seeking to restructure and recapitalize, in light of the decline in internet business opportunities and high cost of successful execution of its business model. The Company had no revenues during the quarter in 2000 and $4,002 in revenues in the quarter in 1999.

     The Company incurred $300,749 in expenses in the quarter in 2000, of which $266,749 were compensation expenses to officers, directors and others. By comparison the Company had $10,907 in expenses in the quarter of 1999. The Company had a net loss of ($300,749) and ($6,905) in the quarter in 2000 and 1999 respectively. Loss per share was ($.01) in 2000 and ($.0) in 1999 in the quarter.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 2.  Changes in Securities.
None.  See item 5.

Item 3. Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other information.

Stock Options

In August, 2000, the Company adopted the 2000 Nonqualified Stock Option Plan. The Plan sets aside 10,000,000 shares of common stock option for issuance to employees, directors, officers, attorneys, accountants, consultants or advisors to the company. The Plan has a ten year term.

On September 20, 2000, the Company granted options to four officers, directors and consultants to purchase 7,000,000 shares of the Company's common stock at $0.05 per share under the Plan. The options were immediately exercised, and shares were issued in satisfaction of the Company's obligation to the four individuals for consulting services rendered through September 30, 2000. The transaction was recorded by a charge to expense for $257,035, and a charge of $92,965 against amounts previously accrued for such services, for a total value of $350,000.

Also on September 20, 2000, the Company granted options to five consultants (one of whom is also a director) to purchase 2,200,000 shares at $0.05 per share under the Plan. The options are exercisable at any time before ten years from the date the Plan was adopted. At September 30, 2000, none of these options had been exercised.

Acquisition of Peanut Butter and Jelly, Inc.

On September 25, 2000, the Company authorized the acquisition of 100% of the outstanding stock of Peanut Butter and Jelly, Inc. in exchange for 47,460,000 restricted common shares of the Company, subject to the completion of an appropriate agreement. In connection therewith, the Company's three Directors, Wayne Miller, Gary Burnie, and Barry Miller, resigned, to be effective upon 10 days after filing of the 14f and mailing to shareholders and were replaced by Daniel C. Silva and Joseph L. McFarland, Jr. Peanut Butter and Jelly, Inc. is also a development stage company.

The acquisition is expected to be completed prior to the end of calendar year 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

     Dated this 4th day of December 2000.


                              PNW CAPITAL, INC.



                              BY:
                                   /s/Daniel C. Silva
                                   Daniel C. Silva, President