Form 10KSB
period 2000-12-31
PNW CAPITAL INC
filed 2001-05-16
CIK 1035422

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2000



                         Commission file number 001-14873

                               PNW Capital, Inc.
                               -------------------
                 (Name of small business issuer in its charter)
        Delaware                                    06-1474412
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

12925 W. Arlington Pl., Littleton, CO 80217
- -------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (303) 412-2469
                                      -----------------
Securities registered under Section 12(b) of the Exchange Act: None
                                                               -----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes X     No
           ----       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's  revenues for its most recent fiscal year: $0 ---

As of December 31, 2000, 59,981,200 shares of the Company's Common Stock, no par value per share, were held by non-affiliates, which, based upon market closing price on December 31, 2000, of $.025 had a value of $ 1,499,530.

The number of shares of Common Stock of the registrant outstanding as of December 31, 2000, were 97,000,000.

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                         5
     Item 3.   Legal Proceedings                                               5
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       7
     Item 7.   Financial Statements                                            8
     Item 8. Changes in and Disagreements With Accountants on Accounting 8 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act               9
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 13
     Item 12.  Certain Relationships and Related Transactions                 13
     Item 13.  Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                    16

PART I

Item 1 - Description of Business

Background

     The Company is a successor registrant pursuant to Section 12(g) 3 of the Securities Exchange Act of 1934, by virtue of a statutory merger of the Parent, Winchester Mining Corp., a Delaware corporation, and its wholly owned subsidiary, Hi-Plains Energy Corp., a Wyoming corporation, with Winchester Mining Corporation being the survivor. There was no change to the issued and outstanding shares of Winchester mIning corporation, and all shares of Hi-Plains Energy Corp. were retired by virtue of the merger.

     On May 15, 2000, Winchester Mining Corp. completed a Share Purchase Agreement with shareholders of Hi-Planins Energy Corp. in which Winchester Mining Corp., a Delaware corporation, acquired all 780,000 shares outstanding of the Registrant for the purposes of accomplishing a Merger of Hi-Plains Energy Corp. and Winchester Mining Corp. The Merger was completed on May 15, 2000.

     In 1996 the Company was listed on the OTCBB with the symbol WNCR. The prior management raised funds for a mining property in the Northwest Territories. The budget was spent and the Company remained inactive until March of 1999. In September of 1999, the Company raised several hunderd thousand dollars to invest in online gambling. The Company has since divested itself of these acquistions due to the questionable nature of the online gambling industry. In September of 1999, Wayne Miller became president of Winchester Mining, Corp. The Company commissioned Digicorp of Vancouver British Columbia, Canada to develop websites for the Company: Hollwoodmall.net and Pacificnorthwestmall.net. They have been under development since October of 1999. Radiant Communication of Vancouver was developing and managing these websites until work was terminated in late 2000.

     Bullseye Communication Group was hired to develop an overall marketing plan for the Company and the two "mall" websites. All website and "mall" development work was terminated in the fall fo 2000, due to lack of capital and difficulty of attacting business.

     In fall of 2000 the Company acquired 100% of the issued and outstanding stock of PB&J, a newly formed Colorado Corporation upon issuance of 47,460,000 shares of common stock to the principals of PB&J, who became the management and Directors of PNWC.

     PB&J, the now wholly owned subsidiary had no prior business operations in the prior two years, although the management did develope the concept and test market the product on a limited local basis. The product has never been placed in production for significant marketing effort due to lack of capital.

     PB&J has developed an innovative magnetized packaging and dispensing system for plastic bags and dryer sheets for locaton on kitchen refrigerators. The products offer enhanced convenience and managemnet believes represent a timely innovation for the industry.

     PB&J conducted test markets in Safeway and City Market Stores with favorable consumer response several years ago.


     The Company intends to attempt to raise capital in a loan or private placement and place the product in production, and then commence marketing. The budget estimate is $250,000 for the proposed first phase of production and marketing. A second phase of production and marketing. A second phase budget estimate would be $1,000,000.

     On September 25, 2000, the Company authorized the acquisition of 100% fo the outstanding stock of Peanut Butter and Jelly, Inc. in exchange for 47,460,000 restricted common shares of the Company. In connection therewith, the Company's three Directors, Wayne Miller, Gary Burnie, and Barry Miller, agreed to resign to be effective upon 10 days after filing of the 14f and mailing to shareholder.

Competition

     The Company will remain an insignificant participant among the firms which engage in the distribution of the product developed by the Company. There are many established concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and lack of significant sales and market presence, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees

        The Company has no full time employees. The Company's president, treasurer and secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Certain Risks

        The Company's business is subject to numerous risk factors, including the following:

     No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can successfully carry out its business plan.

Item 2 - Description of Property
- - --------------------------------

        The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company's  mailing  address is 12925 W.  Arlington Rd.,  Littleton,  CO
80217.

Item 3 - Legal Proceedings
- - --------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

        No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
- - -----------------------------------------------------------------

               (a) The Registrant's common stock is traded in the over-the-counter market under the symbol PNWC (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.


             1999                                  High Bid      Low Bid
             ----                                  --------      -------
          1st quarter                                 .42          .02
          2nd quarter                                 .34          .09
          3rd quarter                                 .43          .06
          4th quarter                                 .31          .07


             2000                                  High Bid      Low Bid
             ----                                  --------      -------
          1st quarter                                 .31          .13
          2nd quarter                                 .23          .07
          3rd quarter                                 .22          .12
          4th quarter                                 .087         .015



        The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

     (b) As of December 31, 2000, there were 39 shareholders of record of the Registrant's common stock.

     (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

        Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

     There are approximately 36 record holders of the Company's Common Stock, not including shares held in "street" name.

Dividends

        The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Item 6 - Management's Discussion and Analysis or Plan of Operation
- - ------------------------------------------------------------------

RESULTS OF OPERATIONS FOR 2000 COMPARED TO 1999

The Company had no revenues in 2000, but had $15,537 in revenues in 1999. The Company incurred operations expenses totaling $733,030 in 2000 compared to

$374,941 in 1999. The loss from  operations was ($773,030) in 2000 and ($359,404 in 1999.  The net loss was  ($772,250) in 2000 and  ($359,404) in 1999. The loss per share was ($.01) in each year 2000 and 1999.

The Company's primary elements of expenses in 2000 werer management and consulting fees of $345,495 compared to $140,309 in 1999; impairment of long term assets (website development) of $306,176 compared to none in 1999; and gereral and administrative expenses of $133,606 compared to $133,126 in 1999. In 1999 the Company had a cost of revenues of $76,201 but incurred no such expense in 2000.

The Company had no established business at year end and needed capital to commence its business plan to produce and market dispensers. Until and unless the Company obtains sufficient capital to commence and establish a business generating signigficant revenues, the Company will continue to experience losses in the future, comoparable to or greater than losses for 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

At year end, the company had minimal cash and need cash infusions or loans from shareholders for even limited operations. The Company has no capital resources other than its stock with which to seek capital.

Item 7 - Financial Statements
- - -----------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
- - ----------------------------------------------------------------------------
Financial Disclosure
- - --------------------

     In January 2001, the Company engaged Michael Johnson & Co., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements. The prior accountant was James E. Scheifley & Associates, P.C. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
- - ----------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
- - -------------------------------------------------

 The current  Executive officers of Registrant are:

         Daniel C. Silva                President
         Joseph L. McFarland, Jr.       Secretary

      The persons who are directors of the Registrant are:

         Name                               Age
         ----                               ---
         Daniel Silva                        38
         Joseph L. McFarland Jr.             40


         Business Experience

         The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

      Joseph L. McFarland, Jr.
     ------------------------

     Joseph L. McFarland, age 40 received an education at Denver Technical College 1983-87 in Design Engineering. From 1998 to present he has been a Principal Manufacturing Engineer for Exabyte Corp. In 2000 he became a director and principal shareholder of Peanut Butter & Jelly, Inc. and was a principal in a company with the same name from 1993 to 1996, which was dissolved. From 1996-98 he was a Consulting Process Engineer for Medtronic Blood Management. From 1992-93 Mr. McFarland was Operations Manager for Ram-Line, Inc.

     Daniel C. Silva
     ---------------
     Mr. Silva, age 38 has been Broker/Owner of Silva Realty from October 1991 - Present. He was President/Marketing Director and a major shareholder of Peanut Butter + Jelly, Inc. June 1995 - 1996 when it was dissolved. He was President of

Board of Directors/Chief  Marketing Officer Water Enhancement Technologies (WET
TEK) September 1993 - June 1995. He attended Colorado Real Estate College in 1991. He has a Bachelor of Science, Business Management at Metro State College in 1989. Mr. Silva was appointed a director and president in October of 2000.

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all
Section 16(s) forms they file.

Conflicts of Interest

        Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.


        The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so.

        There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Item 10 - Executive Compensation
- - --------------------------------

                             EXECUTIVE COMPENSATION

Cash Compensation.

     Compensation paid for all services provided up to December 31, 2000 (1) to each of our executive officers and (2) to all officer as a group.


SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                    Cash Compensation                  Security Grants
NAME AND          YEAR      SALARY       BONUS      CONSULTING       NUMBER OF   SECURITIES        LONG TERM
PRINCIPAL                                           FEES/OTHER       SHARES      UNDERLYING        COMPENSATION/OPTION
POSITION                                            FEES ($)                     OPTIONS/
                                                                                 SARS (#)
================= ========= ============ ========== ================ =========== ================= ================
Daneil C          1998      0            0          0                0           0                 0
Silva,            1999      0            0          0                0           0                 0
President         2000      0            0          0                0           0                 0
----------------- --------- ------------ ---------- ---------------- ----------- ----------------- ----------------
Joseph L.         1998      0            0          0                0           0                 0
McFarland Jr.     1999      0            0          0                0           0                 0
Secretary         2000      0            0          0                0           0                 0
----------------- --------- ------------ ---------- ---------------- ----------- ----------------- ----------------
Barry Miller,     1998      0            0          0                0           0                 0
(resigned)        1999      0            0          0                0           0                 0
                  2000      0            0          0                0           0                 0
----------------- --------- ------------ ---------- ---------------- ----------- ----------------- ----------------
Gary Burnie       1998      0            0          0                0           0                 0
(resigned)        1999      0            0          0                0           550,000           0
                  2000      0            0          0                0           0                 0
----------------- --------- ------------ ---------- ---------------- ----------- ----------------- ----------------
Officers as a     1998      0            0          0                0           0                 0
Group             1999      0            0          0                0           550,000
                  2000      0            0          0                0           0                 0
----------------- --------- ------------ ---------- ---------------- ----------- ----------------- ----------------

                     SUMMARY COMPENSATION TABLE OF DIRECTORS

                             (TO DECEMBER 31, 2000)
NAME AND PRINCIPAL        YEAR      ANNUAL        MEETING      CONSULTING         NUMBER OF     SECURITIES
                                    RETAINER      FEES ($)     FEES/OTHER FEES    OPTION        UNDERLYING OPTIONS/
POSITION                            FEES ($)                   ($)                SHARES        SARS (#)
                                                                                  EXERCISED
========================= ========= ============= ============ ================== ============= =====================
Daniel C. Silva
                          2000      0             0            0                  0             0
------------------------- --------- ------------- ------------ ------------------ ------------- ---------------------
Gary Burnie*              1998      0             0            0                  0             0
                          1999      0             0            0                  0             0
                          2000      $100,00       0            0                  2,000,00      0
------------------------- --------- ------------- ------------ ------------------ ------------- ---------------------
Wayne Miller*             1998      0             0            0                  0             0
                          1999      0             0            0                  0             0
                          2000      $100,000      0            0                  2,000,000     0
------------------------- --------- ------------- ------------ ------------------ ------------- ---------------------
Barry Miller*             1998      0             0            0                  0             0
                          1999      0             0            0                  0             0
                          2000      $25,000       0            0                  500,000       500,000
------------------------- --------- ------------- ------------ ------------------ ------------- ---------------------
Joseph L. McFarland, Jr.  2000      0             0            0                  0             0
------------------------- --------- ------------- ------------ ------------------ ------------- ---------------------
Directors as a            1998      0             0            0                  0             0
Group                     1999      0             0            0                  0             0
                          2000      $225,000      0            0                  2,500,000     500,000
========================= ========= ============= ============ ================== ============= =====================

* Resigned


The following table shows the share ownership of officers, directors and 5% or greater shareholders.

In August, 2000, the Company adopted the 2000 Noqualified Stock Option Plan. The Plan sets aside 10,000,000 shares of common stock option for issuance to employees, directors, officers, attorneys, accounts, consultants or advisors to the company. The Plan has a ten year term.

On September 20, 2000, the company granted options to officers, directors and consultants to purchase 7,000,000 shares of the Company's common stock at $0.05 per share under thwe Plan. The options were immediately exercised, and shares wre issued in satisfaction of the Company's obligation to the four individuals for consulting services rendered through September 30, 2000. The transaction was recorded by a charge to expense for $257,035, and a charge of $92,965 against amounts previously accrued for such services, for a total value of $350,000.

Also, on September 20, 2000, the Company granted options to five consultants (0ne of whom is also a director) to purchase 2,200,000 shares at $0.05 per share under the Plan. The options are exercisable at any time before ten years from the date the Plan was adopted. At December 31, 2000, none of these options had been exercised.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
Name and Address of                         Number of           Percent of
Beneficial Owner                          Shares Owned          Shares Owned
                                          Beneficially
                                          and of Record

Joseph McFarland, Director & Secretary  12,339,600              12.7%
Europark Holdings, Inc.                 12,339,600              12.7%
Daniel C. Silva, President & Director   12,339,600              12.7%

Item 12.  Certain Relationships and Related Transactions

Acquisition of Peanut Butter and Jelly, Inc.
--------------------------------------------

On September 25, 2000, the Company authorized the acquisition of 100% of the outstanding stock of Peanut Butter and Jelly, Inc. in exchange for 47,460,000 restricted common shares of the Company. Peanut Butter and Jelly, Inc. is also a development stage company the acquisition has been completed after the acquisition the following shows the share ownership of officers, directors and 5% or greater shareholders.

The following shares were issued to the persons in the amunts indicated in consideration for 100% of the outstanding shares of Peanut Butter and Jelly,
Inc.:

Joseph McFarland                        12,339,600              12.7%
Europark Holdings, Inc.                 12,339,600              12.7%
Daniel C. Silva, President & Director   12,339,600              12.7%
Maya Investment Corporation              4,460,000               4.5%
Robert Alan Kitsmiller                   3,322,200               3.4%
Daniel Enright                           2,373,000               2.4%

On September 20, 2000, the company granted options to officers, directors and consultants to purchase 7,000,000 shares of the Company's common stock at $0.05 per share under thwe Plan. The options were immediately exercised, and shares wre issued in satisfaction of the Company's obligation to the four individuals for consulting services rendered through September 30, 2000. The transaction was recorded by a charge to expense for $257,035, and a charge of $92,965 against amounts previously accrued for such services, for a total value of $350,000.

Also, on September 20, 2000, the Company granted options to five consultants (0ne of whom is also a director) to purchase 2,200,000 shares at $0.05 per share under the Plan. The options are exercisable at any time before ten years from the date the Plan was adopted. At December 31, 2000, none of these options had been exercised.

On May 9, 2000, the Company acquired all the outstanding stock of Hi-Plains Energy Corp., a Wyoming corporation that was also in the development stage, for $15,600. Concurrently therewith, the Company paid consulting and legal fees of $134,420 to facilitate the merger of Hi-Plains into Winchester, and the filing of related forms with the Securities and Exchange Commission. The total of $150,020 deemed to be the cost of the Hi-Plains shares.

Effective May 13, 2000, Hi-Plains was merged into Winchester, Winchester changed its name to PNW Capital, Inc., and each share issued and outstanding immediately prior to the effective date remained as issued and outstanding common stock in Winchester (renamed PNW) without change.

Item 13 - Exhibits and Reports on Form 8-K
- - ------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

        The  Company  filed reports on Form 8k's in 2000 as follows:

        8k   May 11, 2000
        8k   May 16, 2000
        8k/A May 15, 2000
        8k/A May 26, 2000
        8k   Dec. 7, 2000
        8k   June 2, 2000

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    PNW Capital, Inc.



Date: May 15, 2001                                   By:/s/Daniel C. Silva
       ------------------                              -------------------------
                                                      Daniel C. Silva, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  5/15/2001               By:/s/Daniel C. Silva
       --------                ----------------------------------------
                               Daniel C. Silva, President, Chairman and Director


Date:  5/15/2001                /s/Joseph L. McFarland, Jr.
       --------                -----------------------------------------
                                Joseph L. McFarland, Jr., Secretary

Date:  5/15/2001                /s/Wayne Miller
       --------                -----------------------------------------
                                Wayne Miller,  Director

                                /s/Barry Miller
Date:  5/15/2001               -----------------------------------------
       ---------                Barry Miller, Director

                                 /s/Gary Burnie
Date:  5/15/2001                -----------------------------------------
       ---------                Gary Burnie, Director

                                PNW CAPITAL, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


A.       Financial statements

Report of independent certified public accountants                           F-1

Consolidated balance sheet, December 31, 2000                                F-2

Consolidated statements of loss for the periods ended
     December 31, 2000 and 1999                                              F-3

Consolidated statements of stockholders' equity (deficit) for the
     years ended December 31, 2000 and 1999                                  F-4

Consolidated statements of cash flows for the periods ended
     December 31, 2000 and 1999                                              F-5

Notes to consolidated financial statements                           F-6 to F-14



B.       Financial statement schedules

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

Bateman & Co., Inc., P.C.
Certified Public Accountants

                                                           5 Briardale Court
                                                      Houston, Texas 77027-2904
                                                           (713) 552-9800
                                                          FAX (713) 552-9700
                                                        www.batemanhouston.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders
PNW Capital, Inc. (Formerly Winchester Mining Corporation)

We have audited the accompanying consolidated balance sheets of PNW Capital, Inc. (Formerly Winchester Mining Corporation)(a development stage enterprise) as of December 31, 2000 and the related consolidated statements of loss, stockholders' equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PNW Capital, Inc. as of December 31, 2000, and the results of its operations and cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations since inception, had a working capital deficiency approximating $88,000 at December 31, 2000, and negative net worth at that date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     BATEMAN & CO., INC., P.C.
Houston, Texas
May 4, 2001

                                     Member
               INTERNATIONAL ASSOCIATION OF PRACTISING ACCOUNTANTS
                  Offices in Principal Cities Around The World


           PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                        (A development stage enterprise)
                           Consolidated Balance Sheets
                                December 31, 2000



ASSETS
  Current assets:
    Cash                                                                                                    $ 102
                                                                                              --------------------
      Total current assets                                                                                    102
                                                                                              --------------------
                                                                                              --------------------
      Total assets                                                                                          $ 102
                                                                                              ====================


LIABILITIES
  Current liabilities:
    Bank overdraft                                                                                          $ 119
    Accounts payable and accrued expenses                                                                $ 62,832
    Accrued liability for contingencies                                                                    25,000
                                                                                              --------------------
      Total current liabilities                                                                            87,951
                                                                                              --------------------
                                                                                              --------------------
      Total liabilities                                                                                    87,951
                                                                                              --------------------

  Commitments and contingencies                                                                         -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.0001 par value, 100,000,000 shares
    shares authorized, 97,000,000
    shares issued and outstanding                                                                           9,700
  Capital in excess of par value                                                                        1,684,935
  Deficit accumulated during the
    development stage                                                                                  (1,782,484)
                                                                                              --------------------
      Total stockholders' equity (deficit)                                                                (87,849)
                                                                                              --------------------
                                                                                              --------------------
      Total liabilities and stockholders' equity                                                            $ 102
                                                                                              ====================

The accompanying notes are an interal part of these statements.



           PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                        (A development stage enterprise)
              Consolidated Statements of Loss For The Periods Ended
                           December 31, 2000 and 1999


                                                                     Cumulative
                                                                    November 6,
                                                                   1996 through
                                                                   December 31,                    Years Ended December 31,
                                                                                  ------------------------------------------

                                                                           2000                  2000                  1999
                                                             -------------------  --------------------  --------------------
                                                             -------------------  --------------------  --------------------

Revenues                                                               $ 15,537                   $ -              $ 15,537
                                                             -------------------  --------------------  --------------------
                                                             -------------------  --------------------  --------------------

Less, Costs and expenses:
  Cost of revenues                                                       76,201                     -                76,201
  Consulting and management fees                                        901,021               345,495               140,309
  Provision for contingencies                                            25,000                     -                25,000
  Depreciation and amortization                                           8,292                 7,753                   305
  Impairment of long-lived assets                                       306,176               306,176                     -
  Writeoffs and abandonments of
    mineral properties                                                  276,000                     -                     -
  Other general and administrative                                      208,416               113,606                33,126
                                                             -------------------  --------------------  --------------------
                                                             -------------------  --------------------  --------------------
    Total operating expenses                                          1,801,106               773,030               274,941
                                                             -------------------  --------------------  --------------------
                                                             -------------------  --------------------  --------------------
    Loss from operations                                             (1,785,569)             (773,030)             (259,404)
                                                             -------------------  --------------------  --------------------
                                                             -------------------  --------------------  --------------------

Other income (expense):
  Interest income                                                         2,724                   419                     -
  Foreign exchange                                                          474                   474                     -
  Interest expense                                                         (113)                 (113)                    -
                                                             -------------------  --------------------  --------------------
                                                             -------------------  --------------------  --------------------
    Total other income (expense)                                          3,085                   780                     -
                                                             -------------------  --------------------  --------------------
                                                             -------------------  --------------------  --------------------
    Loss before taxes on income                                      (1,782,484)             (772,250)             (259,404)

  Provision for income taxes                                                  -                     -                     -
                                                             -------------------  --------------------  --------------------
                                                             -------------------  --------------------  --------------------
      Net loss                                                      $(1,782,484)            $(772,250)            $(259,404)
                                                             ===================  ====================  ====================
                                                             ===================  ====================  ====================


Basic earnings (loss)
  per common share                                                                            $ (0.01)              $ (0.01)
                                                                                  ====================  ====================
                                                                                  ====================  ====================

Weighted average shares outstanding                                                        53,055,929            31,895,206
                                                                                  ====================  ====================
                                                                                  ====================  ====================

The accompanying notes are an interal part of these statements.


                          WINCHESTER MINING CORPORATION
                        (A development stage enterprise)
  Consolidated Statements of Stockholders' Equity (Deficit) For The Years Ended
                           December 31, 2000 and 1999




                                                                                            Deficit
                                                                                          Accumulated
                                                                    Additional             During the
                                      Common Stock                    Paid In             Development
                                Shares              Amount            Capital                Stage                 Total
                          -------------------   --------------  -------------------   --------------------   ------------------

 Year ended December 31, 1999:
 Balances,
  December 31,
  1998                            25,250,000            2,525              502,643               (750,830)            (245,662)
 Shares issued
   for cash                        3,000,000              300              146,321                                     146,621
 Shares issued
   for debt                        5,500,000              550              274,450                                     275,000
 Development
   stage net
   loss                                                                                          (259,404)            (259,404)
                          -------------------   --------------  -------------------   --------------------   ------------------
 Balances,
  December 31,
  1999                            33,750,000            3,375              923,414             (1,010,234)             (83,445)

 Year ended December 31, 2000:
 Shares issued
   for cash                        8,490,000              849              412,221                                     413,070
 Shares issued
   for services                    7,000,000              700              349,300                                     350,000
 Shares issued
   for Multiplex
   Raceway stock                     300,000               30                    -                                          30
 Shares issued
   for Peanut
   Butter & Jelly,
   Inc. stock and
   for services                   47,460,000            4,746                    -                                       4,746
 Development
   stage net
   loss                                                                                          (772,250)            (772,250)
                          -------------------   --------------  -------------------   --------------------   ------------------
 Balances,
  December 31,
  2000                            97,000,000          $ 9,700          $ 1,684,935           $ (1,782,484)            $(87,849)
                          ===================   ==============  ===================   ====================   ==================


The accompanying notes are an interal part of these statements.




           PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                        (A development stage enterprise)
           Consolidated Statements of Cash Flows For The Periods Ended
                           December 31, 2000 and 1999



                                                                         Cumulative
                                                                        November 6,
                                                                       1996 through
                                                                       December 31,                Years Ended December 31,
                                                                                      --------------------------------------
                                                                                      --------------------------------------
                                                                               2000                2000                1999
                                                                --------------------  ------------------   -----------------
                                                                --------------------  ------------------   -----------------

 Cash flows from operating activities:
  Net loss                                                              $(1,782,484)         $ (772,250)         $ (259,404)
  Adjustments to reconcile net income to
   cash provided (used) by development
   stage activities:
    Provision for bad debts                                                  49,676               4,169                   -
    Depreciation and amortization                                             8,292               7,753                 305
    Stock issued for services                                               354,696             354,696                   -
    Impairment of long-lived assets                                         306,174             306,174                   -
    Change in current assets and liabilities:
      Accounts receivable                                                    (4,169)             (4,169)                  -
      Inventory                                                              (5,527)             (2,711)             (2,816)
      Prepaid expenses                                                         (539)                970                (970)
      Accounts payable and accrued expenses                                  62,832              36,714              21,669
      Accrued liability for contingencies                                    25,000                   -              25,000
      Due to related parties                                                595,000             (36,332)             69,665
                                                                --------------------  ------------------   -----------------
                                                                --------------------  ------------------   -----------------
  Cash flows from operating activities                                     (391,049)           (104,986)           (146,551)
                                                                --------------------  ------------------   -----------------
                                                                --------------------  ------------------   -----------------

 Cash flows from investing activities:
   Purchase of equipment                                                    (12,452)            (12,452)                  -
   Investment in Multiplex                                                  (75,000)            (75,000)                  -
   Website development costs                                                (71,861)            (71,861)                  -
   Acquisition of goodwill                                                 (149,057)           (149,057)                  -
   Loan to related party                                                    (50,000)                  -                   -
   Loan repayments                                                            4,493                   -                   -
                                                                --------------------  ------------------   -----------------
                                                                --------------------  ------------------   -----------------
  Cash flows from investing activities                                     (353,877)           (308,370)                  -
                                                                --------------------  ------------------   -----------------
                                                                --------------------  ------------------   -----------------

 Cash flows from financing activities:
  Net proceeds from sale of common stock                                    744,859             413,070             146,621
  Cash acquired in acquisition of Peanut
    Butter & Jelly, Inc.                                                         50                  50                   -
                                                                --------------------  ------------------   -----------------
                                                                --------------------  ------------------   -----------------
  Cash flows from financing activities                                      744,909             413,120             146,621
                                                                --------------------  ------------------   -----------------
                                                                --------------------  ------------------   -----------------

 Net increase (decrease)
  in cash and equivalents                                                     $ (17)               (236)                 70
                                                                ====================
                                                                ====================

 Cash and equivalents:
  Beginning of period                                                                               219                 149
                                                                                      ------------------   -----------------
                                                                                      ------------------   -----------------
  End of period                                                                                   $ (17)              $ 219
                                                                                      ==================   =================
                                                                                      ==================   =================


 Supplemental cash flow disclosures:
  Cash paid for interest                                                      $ 113               $ 113                 $ -
  Cash paid for income taxes                                                      -                   -                   -
  Non-cash financing and
   investing activities:
    Shares issued for debt                                                  595,000                   -             275,000
    Shares issued for services                                              354,696             354,696                   -
    Shares issued for investment                                                 30                  30                   -

The accompanying notes are an interal part of these statements.

           PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                        (A development stage enterprise)
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999





Note 1 - Organization and summary of significant accounting policies: Following is a summary of the Company's organization and significant accounting policies:

         Organization and nature of business - The Company was incorporated as Winchester Mining Corporation on November 6, 1996 in the state of Delaware, and is a development stage enterprise engaged in searching for capital, in organizing and developing internet businesses, and in organizing and developing magnetized packaging systems. Its goal is to develop an on-line international network of entertainment based websites and payment clearing systems, including a shopping mall, and, through its subsidiary, to manufacture magnetized packaging systems for household products. It has also engaged in referrals of internet browsers for a fee to an offshore online gambling casino. Although its principal office is in Littleton, Colorado (having relocated there from Vancouver, BC, Canada in the fourth quarter of 2000), it expects its internet businesses to invite customers from anywhere in the world. It expects its magnetized packaging systems to be distributed nationwide throughout the U.S. In 1996 through 1997, the company attempted to establish a mining business and pursued several unsuccessful Canadian mining opportunities.

         As a development stage enterprise, the Company anticipates incurring substantial additional losses as it pursues its internet and packaging businesses and as it investigates other business opportunities.

         On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp. (see Note 3 below), the Company changed its name from Winchester Mining Corporation to PNW Capital Corp.

         Basis of presentation - The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles of development stage enterprises.

         Principles of consolidation - The accompanying financial statements include the accounts of PNW Capital, Inc., and its wholly owned subsidiary, Peanut Butter & Jelly, Inc., a Colorado corporation. All significant intercompany transactions have been eliminated.

         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

         Foreign currency translation - Foreign currency transactions have been translated into U.S. dollars using:

o Year-end rates for monetary assets and liabilities;
o Historical rates for all
other assets and liabilities; and
o Average rates during the year for revenues and expenses.

         Exchange gains and losses arising from these foreign currency translations are reflected in income or expense as incurred.

         Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

         Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash and accounts payable and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. At December 31, 2000 and 1999, the Company had no derivative financial instruments.

         Provision for doubtful accounts - Management evaluates receivables based on historical collection experience, and provides an allowance for estimated uncollectible accounts. In addition, provision is made for specific accounts when the estimated allowance is not sufficient to absorb specific accounts deemed uncollectible. During the year ended December 31, 2000, an account in the amount of $4,169 was deemed uncollectible, and a provision was recorded to accommodate the doubtful account.

         Inventory - Inventories are stated at the lower of cost or market, with cost determined using the first-in first-out (FIFO) method.

         Because of the matters described in Note 2, Management determined that the carrying value of its inventory had become impaired during the fourth quarter of 2000, and it was written off, as described in Note 7, below.


         Property and equipment - Property and equipment are stated at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets. Estimated lives of depreciable assets range from five to seven years.

         Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Statement Number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.
                                      F-7

         Earnings (loss) per share of common stock - Earnings (loss) per share is computed on the weighted average number of shares outstanding during the year, in accordance with FASB Statement Number 128, Earnings Per Share.

Note 2 - Going concern assumption:
Since its inception in 1996, the Company has incurred operating losses approximating $1,800,000 and negative cash flows from operations approximating $391,000. Operating revenues since inception have been insignificant. Although the Company sold common stock in March, 2000 and May, 2000 resulting in cash proceeds approximating $413,000, substantially all of the proceeds have been spent, with no significant cash remaining at December 31, 2000. At December 31, 2000, the Company had a working capital deficiency approximating $88,000 and negative net worth. Therefore, management expects that additional debt or equity financing will be required to complete its business plan. The Company intends to seek additional equity financing; however, there is no assurance these endeavors will be successful.

These factors create substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon (a) obtaining sufficient additional debt or equity financing to finance operations, capital improvements, and other necessary activities, (b) achieving a profitable level of operations, (c) acquiring a profitable business, or (d) a combination of these actions. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Merger with Hi-Plains:
On May 9, 2000, the Company acquired all the outstanding stock of Hi-Plains Energy Corp., a Wyoming corporation that was also in the development stage, for $15,600. Concurrently therewith, the Company paid consulting and legal fees of $134,420 to facilitate the merger of Hi-Plains into Winchester, and the filing of related forms with the Securities and Exchange Commission. The total of $150,020 deemed to be the cost of the Hi-Plains shares.

Effective May 13, 2000, Hi-Plains was merged into Winchester, Winchester changed its name to PNW Capital, Inc., and each share issued and outstanding immediately prior to the effective date remained as issued and outstanding common stock in Winchester (renamed PNW) without change.

The purchase of the Hi-Plains stock and subsequent merger into PNW has been treated as a purchase, under which the excess of the purchase price ($150,020) over the net assets of Hi-Plains ($963) was capitalized as Goodwill ($149,057) and amortized over a 15 year life. Amortization of $6,625 was recognized during the year ended December 31, 2000.

Because of the matters described in Note 2 above, Management determined that the goodwill had become impaired during the fourth quarter of 2000, and it was written off, as described in Note 7, below.

Note 4 - Property and equipment:
During 2000, the Company acquired office and computer equipment having a cost of $12,452, and recorded depreciation of $1,128. Because of the matters described in Note 2 above, Management determined that the equipment had become impaired during the fourth quarter of 2000, and it was written off, as described in Note 7, below.

Note 5 - Investment in Multiplex Raceway Systems:
In May, 2000, the Company purchased 300,000 shares of Multiplex Raceway Systems, a privately-held company engaged in the development of fiber optic multiple access systems, at a cost of $75,000 in cash. Then, in September, 2000, the Company issued 300,000 shares of restricted common stock as additional purchase price; this transaction was recorded at the par value of the stock issued, or $30. The investment represents 2.4% of the total outstanding stock of Raceway. The stock purchase represents the Company's initial investment against a total commitment to purchase 25% of Raceway's stock for total consideration of $500,000 in cash and 2,000,000 shares of PNW Capital, Inc. common stock. The investment was recorded at cost.

Raceway is a development stage company, and PNW's management was subsequently unable to obtain credible information regarding the status of Raceway or the Company's investment in it. Accordingly, during the fourth quarter of 2000, Management determined that the investment had become impaired, and it was written off, as described in Note 7, below.

Note 6 - Website development costs in process:
As indicated in Note 1, the company is in the process of developing websites from which to conduct its on-line retail operations. In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Website Development Costs, ("EITF Issue No. 00-2") to be applicable to all website development costs incurred for the quarter beginning after June 30, 2000, with early application permitted. The consensus states that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website. The Company has elected to adopt EITF Issue No. 00-2 and SOP 98-1 retroactively to January 1, 2000.

The Company incurred $71,861 in development costs through December 31, 2000, which were capitalized; no amortization was recorded, as the sites were incomplete. No costs had been incurred prior to January 1, 2000.

Because of the matters described in Note 2 above, Management determined that the website development costs in process had become impaired during the fourth quarter of 2000, and such costs were written off, as described in Note 7, below.

Note 7 - Impairment of long-lived assets:
The Company follows FASB Statement Number 121 - Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Because of the matters described in Note 2 above, Management determined during the fourth quarter of 2000 that the carrying amount of certain assets may not be recoverable, and accordingly they were written off by a charge to income. The non-recoverable assets were as follows:

        Inventory                                                      $5,527
        Property and equipment, net of accumulated depreciation        11,324
        Investment in Multiplex Raceway Systems                        75,030
        Website development costs in process                           71,861
        Goodwill, net of accumulated amortization                     142,432
                                                                     -----------
          Total                                                      $306,174
                                                                     ===========
                                      F-9

Note 8 - Acquisition of Peanut Butter & Jelly, Inc.:
On September 25, 2000, the Company authorized the acquisition of 100% of the outstanding stock of Peanut Butter and Jelly, Inc. in exchange for 47,460,000 restricted common shares of the Company. In connection therewith, the Company's three Directors, Wayne Miller, Gary Burnie, and Barry Miller, resigned, and were replaced by Daniel C. Silva and Joseph L. McFarland, Jr.

Peanut Butter and Jelly, Inc. ("PB&J") is also a development stage company, which plans to develop and manufacture magnetized packaging systems for household products. The acquisition was completed in October 2000, and was recorded as a purchase. At the date of acquisition, PB&J's sole asset was $50 in cash, and it had not yet incurred any revenues and expenses. The acquisition was recorded as follows:

        Investment in Peanut Butter & Jelly, Inc.                        $50
        Amount deemed to be compensation for services rendered by
          the principals of PB&J, recorded as a charge to income       4,696
                                                                     -----------
          Total fair value of shares issued                           $4,746
                                                                     ===========



Note 9 - Related party transactions:
The Company paid Management and Consulting fees of $146,078 (2000) and $31,663
(1999) to current or former officers and directors, or companies controlled by current or former officers and directors. In addition, the Company paid $177,137 in Management and Consulting fees to non-officer shareholders in 2000. Of the above amounts, $350,000 (which included $31,663 accrued in 1999) was paid by the issuance in September, 2000 of 7,000,000 shares of common stock having a stipulated value of $0.05 per share.

Note 10 - Accrued liability for contingencies:
Certain former officers and directors of the Company, or companies controlled by the former officers and directors, have asserted two claims against the Company, as follows:

o A convertible debenture dated April 15, 1998 in the amount of $150,000, bearing 5% interest payable semi-annually, convertible into common shares at the rate of $0.05 per share at the option of the debenture holder for the then remaining balance of unpaid principal and interest. The former officers and directors assert this debenture was issued as consideration for expenditures made on the Company's behalf in connection with a 1997 option agreement to purchase 50% interest in certain mineral properties in the Northwest Territories, Canada. The option agreement was abandoned by the Company, resulting in losses of approximately $276,000.

o A convertible debenture dated April 15, 1998 in the amount of $100,000, bearing 5% interest payable semi-annually, convertible into common shares at the rate of $0.05 per share at the option of the debenture holder for the then remaining balance of unpaid principal and interest. The former officers and directors assert this debenture was issued as consideration for the pledge of Company shares owned by a company controlled by former officers and directors as collateral in connection with a proposed mineral property deal. The mineral property deal was not consummated.

The debenture holders have demanded that the Company convert the debentures into common shares. However, current management of the Company disputes the validity of the debentures, and believes they do not represent either bonafide transactions or legally enforceable obligations. Accordingly, the debentures have not been recognized as liabilities on the accompanying balance sheets.

Current management intends to vigorously contest the validity of these two asserted debentures.

On March 18, 1999, the Company entered into an internet casino license agreement for a period of three years. During fiscal 1999, Hollywood Casino Corporation filed a domain name dispute complaint regarding the domain names used by the Company in its internet casino referral operations. Subsequent to December 31, 1999, the National Arbitration Forum rendered a decision under which the Company lost rights to all but one internet casino domain name.

Included in Costs of revenues for the year ended December 31, 1999 are $13,000 of casino licensing fees and $50,026 for the initial license payment. Under the license agreement, the Company also was committed to make fee payments of $15,000 in 2000, $12,000 in 2001, and $3,000 in 2002. However, the licensor has not asked for payment of these amounts, and the Company has not paid them.

In 1999, the Company accrued a provision of $25,000 for defending against the above contingent claims.

Note 11 - Federal income tax:
The currently payable (refundable) provision (credit) for Federal income tax consists of the following:

                                                             December 31,
                                                       2000                1999
      Currently payable (refundable)
       provision (credit) attributable to:
          Current operations                      ($262,500)           ($88,100)
          Less, Limitation due to absence of
            prior taxable income                     262,500              88,100
                                                 -----------         -----------
          Net amount payable (refundable)           $     -             $     -
                                                 ===========         ===========

The Company follows FASB Statement Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts are as follows:

                                                           December 31,
                                                     2000                1999
      Deferred tax assets attributable to:
        Net operating loss carryforward            $606,000            $343,400
      Less, Valuation allowance                    (606,000)           (343,400)
                                                 -----------         -----------
        Net deferred tax assets                    $      -            $      -
                                                 ===========         ===========
                                      F-11

At December 31, 2000 the Company had net operating loss carryovers which expire as follows:

       Expires:                                                 Amount
         December 31, 2011                                      $10,100
         December 31, 2012                                      489,200
         December 31, 2013                                      251,500
         December 31, 2014                                      259,400
         December 31, 2015                                      772,200
                                                              ----------
           Total                                             $1,782,400
                                                              ==========

Note 12 - Commitments:
On October 1, 1999, the Company entered into a three year management agreement with a company controlled by a former director of the company. The future minimum management fees were as follows:

       Year ending December 31,                                  Amount
         2001                                                   $41,571
         2002                                                    31,179
                                                              ----------
           Total                                                $72,750
                                                              ==========

Also on October 1, 1999, the Company entered into a three year operating lease for office space with a company controlled by a former director of the Company. The future minimum rent payments were as follows:

       Year ending December 31,                                   Amount
         2001                                                     $4,367
         2002                                                      3,275
                                                               ----------
           Total                                                  $7,642
                                                               ==========

Both agreements were terminated simultaneously with the issuance of stock in exchange for amounts then owed, as described in Note 9 above.

The Company incurred rent expense of $2,744 (2000) and $2,302 (1999).

Note 13 - Common stock:
During the development stage, the Company has issued shares of its common stock as follows:


                                                                                          Price
      Description and Dates                                                                Per            Net
                                                                         Shares           Share          Amount
      Shares issued for cash:
        November 7, 1996                                                       50,000       $0.010              $500
        February 27, 1997                                                  20,000,000      0.00923           184,668
        July 17, 1998                                                       5,200,000        0.062           320,000
        March 15, 1999                                                      2,000,000      0.04887            97,747
        March 31, 1999                                                      1,000,000      0.04887            48,874
        March 13, 2000                                                      1,790,000        0.149           266,768
        May 17, 2000                                                        6,700,000        0.218           146,302




      Shares issued for debt (1):
        March 15, 1999                                                      3,500,000        0.050           175,000
        March 31, 1999                                                      2,000,000        0.050           100,000

      Shares issued for services(2):
        September 20, 2000                                                  7,000,000        0.050           350,000

      Shares issued for Multiplex stock (3):
        September 27, 2000                                                    300,000       0.0001                30

      Shares issued for PB&J:
        October 2, 2000:                                                   47,460,000
          Allocated to underlying assets (4)                                                0.0001                50
          Allocated to services (3)                                                         0.0001             4,696
                                                                           ----------                     ----------
                                                                           97,000,000                     $1,694,635
                                                                           ==========                     ==========


(1)      Value based on face value of obligation relieved.
(2)      Value based on quoted value of shares issued.
(3)      Value based on value of services rendered.
(4)      Value based on value of net underlying assets.

Note 14 - Stock options and stock issued for services:
In August, 2000, the Company adopted the 2000 Nonqualified Stock Option Plan. The Plan sets aside 10,000,000 shares of common stock option for issuance to employees, directors, officers, attorneys, accountants, consultants or advisors to the company. The Plan has a ten year term.

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

Also on September 20, 2000, the Company granted options to five consultants (one of whom is also a director) to purchase an aggregate of 2,200,000 shares at $0.05 per share under the Plan. No compensation cost was recognized when the options were granted because the option price was equal to or greater than the then quoted market value. The options are exercisable at any time before ten years from the date the Plan was adopted. At September 30, 2000, none of these options had been exercised.

Note 15 - Restatement of first quarter, 2000 results of operations:
As a result of the implementation of SOP 98-1 (see Note 5 above), the Company retroactively capitalized $69,261 in website development costs that had previously been expensed during the quarter ended March 31, 2000. Following is a summary of the Company's operations for the quarter ended March 31, 2000, as restated:



                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                   2000              1999
      Revenues                                                                       $      -         $      -
      Less:
        Costs of revenues                                                                   -           50,026
        Consulting and management fees                                                 35,669          113,833
        Provision for contingencies                                                         -           25,000
        Other general and administrative                                               21,349              346
                                                                                    ----------       ----------
      Loss before taxes on income                                                     (57,018)        (189,205)
        Provision for taxes on income                                                       -                -
                                                                                    ----------       ----------
      Net loss                                                                       ($57,018)       ($189,205)
                                                                                    ==========       ==========

The effect of the restatement on cash flows for the quarter ended March 31, 2000 was to increase operating cash flows by $69,261, and to decrease cash flows from investing activities by the same amount.

Note 16 - New accounting pronouncements: The following recent accounting pronouncements:

FASB Statements

Number 133, Accounting for Derivative Instruments and Hedging Activities,

Number 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise,

Number 135, Recission of FASB Statement No. 75 and Technical Corrections,

Number 136, Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others,

Number 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,

Number 138, Accounting for Certain Dervative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,

Number 139, Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121, and

Number 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125, and FASB Interpretations

Number 43, Real Estate Sales, and

Number 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25,

are not currently expected to have a material effect on the Company's financial Statements.


B.      Financial statement schedules

Schedules are omitted because of the absence of the conditions under which they are required, or because the informatin reauired by such omitted schedule is contained in the financial statements or the notes thereto.