Form 10QSB
period 2001-03-31
PNW CAPITAL INC
filed 2001-06-05
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2001

                         Commission file number: 0-30651

                               CIK No. 0001035422

                                PNW CAPITAL, INC.
             (Exact name of registrant as specified in this charter)

                Delaware                              06-1474412
              -------------------------------     --------------------
              (State of other jurisdiction        (I.R.S. Employer
              of incorporation or organization)    Identification No.)



                   12925 W. Arlington Pl., Littleton, CO 80217
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 412-2469

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                         YES  X          NO
                            -----         -----

As of March 31, 2001, there were 97,000,000 shares of $0.0001 par value common stock outstanding

                                      PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                                                                                                      PNW CAPITAL, INC.
                                                                                       (A DEVELOPMENT STAGE ENTERPRISE)
                                                                                                         BALANCE SHEETS
                                                                                   MARCH 31, 2001 AND DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                      MARCH 31,          DECEMBER 31,
                                                                                           2001                  2000
                                                                                     (UNAUDITED)             (AUDITED)
                                                                              ------------------    ------------------
ASSETS
  Current assets:
    Cash                                                                                   $ 76                 $ 102
                                                                              ------------------    ------------------
      Total current assets                                                                   76                   102
                                                                              ------------------    ------------------
      Total assets                                                                         $ 76                 $ 102
                                                                              ==================    ==================


LIABILITIES
  Current liabilities:
    Bank overdraft                                                                          $ -                 $ 119
    Accounts payable and accrued expenses                                                53,136                62,832
    Accrued liability for contingencies                                                  25,000                25,000
                                                                              ------------------    ------------------
      Total current liabilities                                                          78,136                87,951
                                                                              ------------------    ------------------
      Total liabilities                                                                  78,136                87,951
                                                                              ------------------    ------------------

  Commitments and contingencies                                                        -                     -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.0001 par value, 100,000,000 shares
    shares authorized, 97,000,000 shares issued
    and outstanding                                                                       9,700                 9,700
  Capital in excess of par value                                                      1,697,435             1,684,935
  Deficit accumulated during the
    development stage                                                                (1,785,195)           (1,782,484)
                                                                              ------------------    ------------------
      Total stockholders' equity (deficit)                                              (78,060)              (87,849)
                                                                              ------------------    ------------------
      Total liabilities and stockholders' equity                                           $ 76                 $ 102
                                                                              ==================    ==================



                            The accompanying notes are an integral part of these statements.

                                                                                                            PNW CAPITAL, INC.
                                                                                             (A development stage enterprise)
                                                                         Statements of Loss and Deficit For The Periods Ended
                                                                                                      March 31, 2001 and 2000
                                                                                                                  (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                     Cumulative
                                                                    November 6,
                                                                   1996 through                   Three Months
                                                                      March 31,                  Ended March 31,
                                                                                  ------------------------------------------
                                                                           2001                  2001                  2000
                                                             -------------------  --------------------  --------------------

Revenues                                                               $ 15,537                   $ -                   $ -
                                                             -------------------  --------------------  --------------------

Less, Costs and expenses:
  Cost of revenues                                                       76,201                     -                     -
  Consulting and management fees                                        901,021                     -                35,669
  Provision for contingencies                                            25,000                     -                     -
  Depreciation and amortization                                           8,292                     -                     -
  Impairment of long-lived assets                                       582,176
  Other general and administrative                                      211,050                 2,634                90,610
                                                             -------------------  --------------------  --------------------
    Total operating expenses                                          1,803,740                 2,634               126,279
                                                             -------------------  --------------------  --------------------
    Loss from operations                                             (1,788,203)               (2,634)             (126,279)
                                                             -------------------  --------------------  --------------------

Other income (expense):
  Interest income                                                         2,724                     -                     -
  Other income                                                              120                   120
  Foreign exchange                                                          474                     -
  Interest expense                                                         (310)                 (197)                    -
                                                             -------------------  --------------------  --------------------
    Total other income (expense)                                          3,008                   (77)                    -
                                                             -------------------  --------------------  --------------------
    Loss before taxes on income                                      (1,785,195)               (2,711)             (126,279)

  Provision for income taxes                                                  -                     -                     -
                                                             -------------------  --------------------  --------------------
      Net loss                                                      $(1,785,195)               (2,711)             (126,279)
                                                             ===================

Deficit accumulated during the development stage:

  Beginning                                                                                (1,782,484)           (1,010,234)
                                                                                  --------------------  --------------------
  Ending                                                                                  $(1,785,195)          $(1,136,513)
                                                                                  ====================  ====================

Basic earnings (loss)
  per common share                                                                                $ -               $ (0.00)
                                                                                  ====================  ====================

Weighted average shares outstanding                                                        97,000,000            34,104,066
                                                                                  ====================  ====================


                               The accompanying notes are an integral part of these statements.

                                                                                                            PNW CAPITAL, INC.
                                                                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                                                               STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                                                                      MARCH 31, 2001 AND 2000
                                                                                                                  (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                        CUMULATIVE
                                                                       NOVEMBER 6,
                                                                      1996 THROUGH                 THREE MONTHS
                                                                         MARCH 31,                ENDED MARCH 31,
                                                                                     --------------------------------------
                                                                              2001                2001                2000
                                                               --------------------  ------------------  ------------------

 Cash flows from operating activities:

  Net loss                                                             $(1,785,195)           $ (2,711)         $ (126,279)
  Adjustments to reconcile net income to
   cash provided (used) by development
   stage activities:
    Provision for bad debts                                                 49,676                   -                   -
    Depreciation and amortization                                            8,292                   -                   -
    Stock issued for services                                              354,696                   -                   -
    Impairment of long-lived assets                                        306,174                   -                   -
    Change in current assets and liabilities:
      Accounts receivable                                                   (4,169)                  -                   -
      Inventory                                                             (5,527)                  -                (598)
      Prepaid expenses                                                        (539)                  -              (8,737)
      Accounts payable and accrued expenses                                 53,136              (9,696)             55,157
      Accrued liability for contingencies                                   25,000                   -                   -
      Due to related parties                                               595,000                   -              67,587
                                                               --------------------  ------------------  ------------------
  Cash flows from operating activities                                    (403,456)            (12,407)            (12,870)
                                                               --------------------  ------------------  ------------------

 Cash flows from investing activities:

   Purchase of equipment                                                   (12,452)                  -                   -
   Investment in Multiplex                                                 (75,000)                  -                   -
   Website development costs                                               (71,861)                  -                   -
   Acquisition of goodwill                                                (149,057)                  -                   -
   Loan to related party                                                   (50,000)                  -                   -
   Loan repayments                                                           4,493                   -                   -
                                                               --------------------  ------------------  ------------------
  Cash flows from investing activities                                    (353,877)                  -                   -
                                                               --------------------  ------------------  ------------------

 Cash flows from financing activities:

  Net proceeds from sale of common stock                                   744,859                   -             266,767
  Capital contributed                                                       12,500              12,500                   -
  Cash acquired in acquisition of
   Peanut Butter & Jelly, Inc.                                                  50                   -                   -
                                                               --------------------  ------------------  ------------------
  Cash flows from financing activities                                     757,409              12,500             266,767
                                                               --------------------  ------------------  ------------------

 Net increase (decrease)
  in cash and equivalents                                                     $ 76                  93             253,897

 Cash and equivalents:
  Beginning of period                                                            -                 (17)                219
                                                               --------------------  ------------------  ------------------
  End of period                                                               $ 76                $ 76            $254,116
                                                               ====================  ==================  ==================


                               The accompanying notes are an integral part of these statements.

                                                                                                            PNW CAPITAL, INC.
                                                                                             (A DEVELOPMENT STAGE ENTERPRISE)
                                                                               STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                                                                      MARCH 31, 2001 AND 2000
                                                                                                                  (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                        CUMULATIVE
                                                                       NOVEMBER 6,
                                                                      1996 THROUGH                 THREE MONTHS
                                                                         MARCH 31,                ENDED MARCH 31,
                                                                                     --------------------------------------
                                                                              2001                2001                2000
                                                               --------------------  ------------------  ------------------


 Supplemental cash flow disclosures:

  Cash paid for interest                                                     $ 113                 $ -                 $ -
  Cash paid for income taxes                                                     -                   -                   -
  Non-cash financing and
   investing activities:
    Shares issued for debt                                                 595,000                   -                   -
    Shares issued for services                                             354,696                   -                   -
    Shares issued for investment                                                30                   -                   -



                               The accompanying notes are an integral part of these statements.

                      PNW CAPITAL, INC. (FORMERLY WINCHESTER MINING CORPORATION)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
--------------------------------------------------------------------------------

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

NOTE 1 - DEVELOPMENT STAGE ACTIVITIES:

The Company is currently seeking additional capital so that it can manufacture and market its magnetized packaging dispensing systems. Accordingly, the Company is still deemed to be a development stage enterprise.

NOTE 2 - CAPITAL CONTRIBUTION:

During the quarter ended March 31, 2001, a shareholder contributed $12,500 to the Company as a capital contribution. No shares will be issued for the contribution. The proceeds were used to pay operating expenses.

NOTE 3 - FEDERAL INCOME TAX:

The currently payable (refundable) provision (credit) for Federal income tax consists of the following:

                                                             MARCH 31,
                                                     2001                2000
                                                 ----------           ----------
      Currently payable (refundable)
           provision (credit)
           attributable to:
          Current operations                         ($900)            ($42,900)
          Less:
            Limitation due to absence
              of prior taxable income                  900               42,900
                                                  ---------            ---------
          Net amount payable
            (refundable)                          $      -              $     -
                                                  =========            =========

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

                      PNW CAPITAL, INC. (FORMERLY WINCHESTER MINING CORPORATION)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
--------------------------------------------------------------------------------

                                                                                                          MARCH 31,
                                                                                                              2001

      Deferred tax assets
        attributable to:
          Net operating loss carry-
            forward                                                                                       $606,900
      Less, Valuation allowance                                                                           (606,900)
                                                                                                          ---------
      Net deferred tax assets                                                                             $      -
                                                                                                          =========

At September 30, 2000, the Company had net operating loss carryovers that expire as follows:
       EXPIRES:                                                                                         AMOUNT
         December 31, 2011                                                                                  $10,100
         December 31, 2012                                                                                  489,200
         December 31, 2013                                                                                  251,500
         December 31, 2014                                                                                  259,400
         December 31, 2015                                                                                  772,200
         December 31, 2016                                                                                    2,700
                                                                                                         ----------
           Total                                                                                         $1,785,100
                                                                                                         ==========

NOTE 4 - COMMON STOCK:

During the development  stage, the Company has issued shares of its common stock as follows:
                                                                                   PRICE PER
      DESCRIPTION AND DATES                                      SHARES                SHARE               AMOUNT
      -----------------------------                          ----------            ---------            ---------
      SHARES ISSUED FOR CASH:
        November 7, 1996                                         50,000               $0.010                 $500
        February 27, 1997                                    20,000,000                0.010              200,000
        July 17, 1998                                         5,200,000                0.062              320,000
        March 15, 1999                                        2,000,000                0.050              100,000
        March 31, 1999                                        1,000,000                0.050               50,000
        March 13, 2000                                        1,790,000                0.161              288,190
        May 17, 2000                                          6,700,000                0.218              146,302

      SHARES ISSUED FOR DEBT (1):
        March 15, 1999                                        3,500,000                0.050              175,000
        March 31, 1999                                        2,000,000                0.050              100,000

      SHARES ISSUED FOR SERVICES(2):
        September 20, 2000                                    7,000,000                0.050              350,000

(1)      Value based on face value of obligation relieved.
(2)      Value based on quoted value of shares issued.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's had virtually no cash at March 31, 2001, as was also the case at December 31, 2000. A shareholder contributed $12,500 during the quarter ended March 31, 2001, for which no shares were or will be issued. The proceeds were used to pay operating expenses.

The Company is currently seeking additional sources of capital, but there is no assurance such efforts will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000:

The Company had no revenues during the three months ended March 31, 2001 or 2000, as it was essentially dormant while seeking additional capital.

The Company had no revenues in the quarter in 2001 or 2000. In the quarter, the Company incurred $2,634 in expenses in 2001 compared to $126,279 in 2000.

The net loss from operations decreased to ($2,711) in 2001, compared to ($126,279) in 2000, primarily as a result of low business operations due to lack of operating capital. There was no provision or credit for income taxes in either period. During the quarter ended March 31, 2001, the Company's operating expenses consisted primarily of professional fees incurred to facilitate required filings with SEC. The loss per share was nominal in the quarter in 2001 and 2000.

The Company expects continued losses as it remains in the development stage and while it completes development of its business plans.


                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2001. (incorporated by reference)

                                    None.



                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: June 5, 2001

                                          PNW CAPITAL, INC.



                                          by:/s/Daniel C. Silva
                                          Daniel C. Silva, President