Form 10QSB
period 2001-06-30
PNW CAPITAL INC
filed 2001-09-13
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2001

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

As of June 30, 2001, there were 97,000,000 shares of $0.0001 par value common stock outstanding

                                PNW CAPITAL, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (UNAUDITED)

                               PNW CAPITAL, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                                June 30,                December 31,
                                                                                  2001                      2000
                                                                            -----------------         ------------------
ASSETS:
Current Assets:
   Cash                                                                                 $ 76                      $ 102
                                                                            -----------------         ------------------

      Total current assets                                                                76                        102
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                            $ 76                      $ 102
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Expenses                                            $ 65,493                   $ 62,951
   Accrued liability for contingences                                                 25,000                     25,000
                                                                            -----------------         ------------------

     Total Current Liabilities                                                        90,493                     87,951
                                                                            -----------------         ------------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                          -
Common Stock, par value $.0001; 100,000,000 shares authorized;
   97,000,000 shares issued and outstanding for 2001,                                  9,700                      9,700
   and 97,000,000 shares issued and outstanding for 2000
Additional paid-in Capital                                                         1,684,935                  1,684,935
Deficit accumulated during the exploratory stage                                  (1,785,052)                (1,782,484)
                                                                            -----------------         ------------------

Total Stockholders' Deficit                                                          (90,417)                   (87,849)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 76                      $ 102
                                                                            =================         ==================

The accompanying notes are an integral part of these financial statements.

                               PNW CAPITAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                          November 6, 1996
                                    Three-Months Ended             Six-Months Ended        (Inception) to
                                         June 30,                     June 30,                June 30,
                                    2001          2000           2001           2000            2001
                                    ----          ----           ----           ----            ----

Revenue                                 $ -           $ -            $ -            $ -       $ 15,537

Expenses:
   Cost of Goods Sold                     -             -              -              -         76,201
   Consulting and management fees         -        35,669              -         35,669        901,021
   Provision for contingencies            -             -              -              -         25,000
   Depreciation and amortization          -             -              -              -          8,292
   Impairment of long-lived assets        -             -              -              -        582,176
   Other general and administrative      54        90,610          2,688         90,610        211,217
                                     ------     ---------       --------      ---------   ------------
Total Expenses                           54       126,279          2,688        126,279      1,803,907
                                     ------     ---------       --------      ---------   ------------
Other Income
   Interest income                        -             -              -              -          2,724
   Other income                           -             -            120              -            594
                                     ------     ---------       --------      ---------   ------------
 Total Other Income                       -             -            120              -          3,318
                                     ------     ---------       --------      ---------   ------------
Net Loss                              $ (54)    $(126,279)      $ (2,568)     $(126,279)  $ (1,785,052)
                                     ======     =========       =========     =========   ============
Per Share Information:

   Weighted average number of
     common shares outstanding     97,000,000    34,104,066     97,000,000    34,104,066
                                   ----------    ----------     ----------    ----------
Net Loss per Common Share              *             *              *             *
                                   ----------    ----------     ----------    ----------
* Less than $.01

The accompanying notes are an integral part of these financial statements.


                               PNW CAPITAL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity6 (Deficit)
                                 June 30, 2001
                                  (Unaudited)
                                     Deficit
                                                                                                         Accumulated
                                                                                      Additional         During the
                                                 Common Stock                          Paid-In           Development
                                                # of Shares          Amount            Capital              Stage             Totals
                                                -----------          ------            -------              -----             ------
-

Inception  - November 6, 1996                               -               $ -                                   $ -            $ -

Balance -  December 31, 1998                       25,250,000             2,525            502,643           (750,830)     (245,662)
Issuance of stock for cash                          3,000,000               300            146,321                  -       146,621
Issuance of stock for services                      5,500,000               550            274,450                  -       275,000
Net Loss                                                    -                 -                              (259,404)     (259,404)
                                                -------------          ---------        ----------         -----------     ---------
Balance - December 31, 1999                        33,750,000             3,375            923,414         (1,010,234)      (83,445)
                                                -------------          ---------        ----------         -----------     ---------
Issuance of stock for cash                          8,490,000               849            412,221                  -       413,070
Issuance of stock for services                      7,000,000               700            349,300                  -       350,000
Issuance of stock for Multiplex Stock                 300,000                30                  -                  -            30
Issuance of stock for acquisition                  47,460,000             4,746                  -                  -         4,746
Net Loss for year                                           -                 -                  -           (772,250)     (772,250)
                                                -------------          ---------        ----------         -----------     ---------
Balance - December 31, 2000                        97,000,000             9,700          1,684,935         (1,782,484)      (87,849)
                                                -------------          ---------        ----------         -----------     ---------
Net Loss for period                                         -                 -                  -             (2,568)       (2,568)
                                                -------------          ---------        ----------         -----------     ---------
Balance - June 30, 2001                            97,000,000             9,700          1,684,935         (1,785,052)      (90,417)
                                                =============          =========        ==========         ===========     =========
The accompanying notes are an integral part of these financial statements.

                               PNW CAPITAL, INC.
                         (A Development Stage Company)
                           Statementss of Cash Flows
                                   (Unaudited


                                                                    November 6, 1996
                                                                    Six-Months Ended            (Inception) to
                                                                        June 30,                   June 30,
                                                                  2001             2000              2001
                                                                  ----             ----              ----

Cash Flows from Operating Activities:
Net Loss                                                          $ (2,568)      $(126,279)         $ (1,785,142)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                          -               -                 8,292
   Provision for bad debts                                               -               -                49,676
   Issuance of common stock for services                                 -               -               354,696
   Impairment of long-lived assets                                       -               -               306,174
   Increase (decrease) in accounts payable                          (9,856)         55,157                53,083
   Increase (decrease) in accrued liability for contingencies            -               -                (4,169)
   Decrease (increase) in accounts receivable                            -               -                25,000
   Decrease (increase) in prepaid expenses                               -          (8,737)                 (539)
   Decrease (increase) due to related parties                            -          67,587               595,000
   Decrease (increase) in inventory                                      -            (598)               (5,527)
                                                                   -------        --------           -----------
Net Cash Flows Used by Operations                                  (12,424)        (12,870)             (403,456)
                                                                   -------        --------           -----------
Cash Flows from Investing Activities:
   Purchase of equipment                                                 -               -               (12,452)
   Investment in Multiplex                                               -               -               (75,000)
   Website development costs                                             -               -               (71,861)
   Acquisition of goodwill                                               -               -              (149,057)
   Loan to related parties                                               -               -               (50,000)
   Loan repayments                                                       -               -                 4,493
                                                                   -------        --------           -----------
Net Cash Flows Provided by Investing Activities                          -               -              (353,877)

Cash Flows from Financing Activities:
   Capital contributed                                              12,500               -                12,500
   Acquisition of Peanut Butter & Jelly, Inc.                            -               -                    50
   Issuance of common stock                                              -         266,767               744,859
                                                                   -------        --------           -----------
Net Cash Flows Provided by Financing Activities                     12,500         266,767               757,409

Net Increase in cash and cash equivalents                               76         253,897                    76
                                                                   -------        --------           -----------
Cash and cash equivalents - Beginning of period                          -             219                     -
                                                                   -------        --------           -----------
Cash and cash equivalents - End of period                             $ 76       $ 254,116                  $ 76
                                                                   =======        ========           ===========


Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                         $ -             $ -                 $ 113
                                                                   =======        ========           ===========
      Income Taxes                                                     $ -             $ -                   $ -
                                                                   =======        ========           ===========
NON-CASH TRANSACTIONS
    Common stock issued in exchange for services                       $ -             $ -               354,696
                                                                   =======        ========           ===========
    Common stock issued for debt                                       $ -             $ -             $ 595,000
                                                                   =======        ========           ===========
    Common stock issued for investment                                 $ -             $ -                  $ 30
                                                                   =======        ========           ===========

The accompanying notes are an integral part of these financial statements.


                                PNW CAPITAL, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of PNW Capital, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three-months and six-months ended June 30, 2001 and 2000, and cash flows for the six-months ended June 30, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2000 and accompanying footnotes thereto.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2001. (incorporated by reference)

                                    None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: September  , 2001

                                          PNW CAPITAL, INC.



                                          by:/s/Daniel C. Silva
                                          --------------------------
                                          Daniel C. Silva, President