Form 10QSB
period 2001-09-30
PNW CAPITAL INC
filed 2001-11-21
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                      FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

As of September 30, 2001, there were 97,000,000 shares of $0.0001 par value common stock outstanding

                           MICHAEL JOHNSON & CO., LLC
                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



Board of Directors
PNW Capital, Inc.
Denver, CO

We have reviewed the accompanying balance sheet of PNW Capital, Inc. for September 30, 2001 and the related statements of income for the three and nine months ended September 30, 2001 and 2000, and cash flow for the nine months ended September 30, 2001 and 2000, included in the accompanying Securities and Exchange Commission 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The previous financial statements for the year ended December 31, 2000, were audited by other accountants, whose report dated May 4, 2001, expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co, LLC
Denver, CO
November 15, 2001

                               PNW CAPITAL, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                             September 30,              December 31,
                                                                                  2001                      2000
                                                                            -----------------         ------------------
ASSETS:
Current Assets:
   Cash                                                                                 $ 76                      $ 102
                                                                            -----------------         ------------------

      Total current assets                                                                76                        102
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                            $ 76                      $ 102
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Expenses                                            $ 65,493                   $ 62,951
   Accrued liability for contingences                                                 25,000                     25,000
                                                                            -----------------         ------------------

     Total Current Liabilities                                                        90,493                     87,951
                                                                            -----------------         ------------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                          -
Common Stock, par value $.0001; 100,000,000 shares authorized;
   100,000,000 shares issued and outstanding for 2001,                                10,000                      9,700
   and 97,000,000 shares issued and outstanding for 2000
Additional paid-in Capital                                                         1,744,635                  1,684,935
Deficit accumulated during the development stage                                  (1,845,052)                (1,782,484)
                                                                            -----------------         ------------------

Total Stockholders' Equity                                                           (90,417)                   (87,849)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 76                      $ 102
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

                               PNW CAPITAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                               November 6, 1996
                                     Three-Months Ended            Nine-Months Ended            (Inception) to
                                       September 30,                 September 30,              September 30,
                                     2001         2000             2001         2000            2001
                                     ----         ----             ----         ----            ----

Revenue                                  $ -           $ -             $ -          $ -        $ 15,537

Cost of Goods Sold                         -             -               -            -          76,201
                                    --------      --------         -------      -------      ----------
Gross Profit                               -             -               -            -         (60,664)
                                    --------      --------         -------      -------      ----------
Expenses:
   Consulting and management fees     60,000        35,669          60,000       35,669         961,021
   Provision for contingencies             -             -               -            -          25,000
   Depreciation and amortization           -             -               -            -           8,292
   Impairment of long-lived assets         -             -               -            -         582,176
   Other general and administrative        -        90,610           2,688       90,610         211,217
                                    --------       -------         -------      -------      ----------
Total Expenses                        60,000       126,279          62,688      126,279       1,787,706
                                    --------       -------         -------      -------      ----------
Other Income
   Interest income                         -             -               -            -           2,724
   Other income                            -             -             120            -             594
                                    --------       -------         -------      -------      ----------
 Total Other Income                        -             -             120            -           3,318
                                    --------       -------         -------      -------      ----------
Net Loss                           $ (60,000)    $(126,279)      $ (62,568)   $(126,279)   $ (1,845,052)
                                    ========       =======         =======      =======      ==========
Per Share Information:

   Weighted average number of
     common shares outstanding    97,000,000    34,104,066      97,000,000   34,104,066
                                   ---------    ----------      ----------   ----------
Net Loss per Common Share             *             *               *            *
                                   ---------    ----------      ----------   ----------

* Less than $.01

The accompanying notes are an integral part of these financial statements.

                               PNW CAPITAL, INC.
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
                               September 30, 2001
                                  (Unaudited)


                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                      Additional         During the
                                                  Common Stock                          Paid-In          Development
                                                # of Shares          Amount             Capital             Stage             Totals
                                                -----------          ------             -------             -----             ------


Inception  - November 6, 1996                               -               $ -                                   $ -           $ -

Balance -  December 31, 1998                       25,250,000             2,525            502,643           (750,830)     (245,662)
Issuance of stock for cash                          3,000,000               300            146,321                  -      146,621
Issuance of stock for services                      5,500,000               550            274,450                  -      275,000
Net Loss                                                    -                 -                              (259,404)     (259,404)
                                                  -----------          ---------       -----------        -----------     ----------
Balance - December 31, 1999                        33,750,000             3,375            923,414         (1,010,234)      (83,445)
                                                  -----------          ---------       -----------        -----------     ----------
Issuance of stock for cash                          8,490,000               849            412,221                  -      413,070
Issuance of stock for services                      7,000,000               700            349,300                  -      350,000
Issuance of stock for Multiplex Stock                 300,000                30                  -                  -           30
Issuance of stock for acquisition                  47,460,000             4,746                  -                  -        4,746
Net Loss for year                                           -                 -                  -           (772,250)     (772,250)
                                                  -----------          ---------       -----------        -----------     ----------
Balance - December 31, 2000                        97,000,000             9,700          1,684,935         (1,782,484)      (87,849)
                                                  -----------          ---------       -----------        -----------     ----------
Issuance of stock for compensation                  3,000,000               300             59,700                  -       60,000
Net Loss for period                                         -                 -                  -            (62,568)      (62,568)
                                                  -----------          ---------       -----------        -----------     ----------
Balance - September 30, 2001                      100,000,000          $ 10,000        $ 1,744,635        $(1,845,052)    $ (90,417)
                                                  ===========          =========       ===========        ===========     ==========

The accompanying notes are an integral part of these financial statements.

                               PNW CAPITAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                         November 6, 1996
                                                              Nine-Months Ended           (Inception) to
                                                                September 30,              September 30,
                                                             2001            2000             2001
                                                             ----            ----             ----

Cash Flows from Operating Activities:
Net Loss                                                    $ (62,568)     $(126,279)       $ (1,845,052)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Depreciation                                                     -              -               8,292
   Provision for bad debts                                          -              -              49,676
   Issuance of common stock for services                       60,000              -             414,606
   Impairment of long-lived assets                                  -              -             306,174
   Increase (decrease) in accounts payable                     (9,856)        55,157              53,083
   Increase (decrease) in accrued liability for
     contingencies                                                  -              -              (4,169)
   Decrease (increase) in accounts receivable                       -              -              25,000
   Decrease (increase) in prepaid expenses                          -         (8,737)               (539)
   Decrease (increase) due to related parties                       -         67,587             595,000
   Decrease (increase) in inventory                                 -           (598)             (5,527)
                                                            ---------      ---------        ------------
Net Cash Flows Used by Operations                             (12,424)       (12,870)           (403,456)
                                                            ---------      ---------        ------------
Cash Flows from Investing Activities:
   Purchase of equipment                                            -              -             (12,452)
   Investment in Multiplex                                          -              -             (75,000)
   Website development costs                                        -              -             (71,861)
   Acquisition of goodwill                                          -              -            (149,057)
   Loan to related parties                                          -              -             (50,000)
   Loan repayments                                                  -              -               4,493
                                                            ---------      ---------        ------------
Net Cash Flows Provided by Investing Activities                     -              -            (353,877)

Cash Flows from Financing Activities:
   Capital contributed                                         12,500              -              12,500
   Acquisition of Peanut Butter & Jelly, Inc.                       -              -                  50
   Issuance of common stock                                         -        266,767             744,859
                                                            ---------      ---------        ------------
Net Cash Flows Provided by Financing Activities                12,500        266,767             757,409

Net Increase in cash and cash equivalents                          76        253,897                  76
                                                            ---------      ---------        ------------
Cash and cash equivalents - Beginning of period                     -            219                   -
                                                            ---------      ---------        ------------
Cash and cash equivalents - End of period                        $ 76      $ 254,116                $ 76
                                                            =========      =========        ============


Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                    $ -            $ -               $ 113
                                                            =========      =========        ============
      Income Taxes                                                $ -            $ -                 $ -
                                                            =========      =========        ============
NON-CASH TRANSACTIONS
    Common stock issued in exchange for services             $ 60,000            $ -             414,696
                                                            =========      =========        ============
    Common stock issued for debt                                  $ -            $ -           $ 595,000
                                                            =========      =========        ============
    Common stock issued for investment                            $ -            $ -                $ 30
                                                            =========      =========        ============

The accompanying notes are an integral part of these financial statements.

                                PNW CAPITAL, INC.
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of PNW Capital, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001 and 2000, and the results of operations for the three-months and nine-months ended September 30, 2001 and 2000, and cash flows for the nine-months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's had virtually no cash at September 30, 2001, as was also the case at December 31, 2000.

The Company is currently seeking additional sources of capital, but there is no assurance such efforts will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:

The Company had no revenues during the three months ended September 30, 2001 or 2000, as it was essentially dormant while seeking additional capital.

The Company had no revenues in the quarter in 2001 or 2000. In the quarter, the Company incurred $60,000 in management and consulting fees in 2001 compared to $35,669 in such fees in 2000.

Total expenses in the quarter in 2001 were 60,000 compared to $126,279 in the same period in 2000, in which period $90,610 in general and administrative expenses were incurred. The net loss was ($60,000) in the period in 2001 compared to ($126,279) in 2000. The loss per share was nominal in the quarter in 2001 and 2000.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO SAME PERIOD IN 2000.

The company had no revenues in the nine month period in 2001 or 2000. The company incurred management and consulting fees of $60,000 in the period in 2001 and $35,669 in the period in 2000. The company had general and administrative expenses of $2,668 and $90,610 in the periods in 2001 and 2000 respectively.
The net loss was ($62,568) and ($126,279) for the nine month periods in 2001 and 2000 respectively. The net loss per share was nominal in the nine month period in 2001 and 2000.

The net loss from operations decreased to ($62,568) in 2001, compared to ($126,279) in 2000, primarily as a result of low business operations due to lack of operating capital. There was no provision or credit for income taxes in either period.

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

Dated: November 21, 2001

                                          PNW CAPITAL, INC.



                                          by:/s/Daniel C. Silva
                                          --------------------------
                                          Daniel C. Silva, President