Form 10KSB/A
period 2000-12-31
PNW CAPITAL INC
filed 2002-03-05
CIK 1035422

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

12925 W. Arlington Pl., Littleton, CO 80217
- - -------------------------------------------------------
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

     Bullseye Communication Group was hired to develop an overall marketing plan for the Company and the two "mall" websites. All website and "mall" development work was terminated in the fall fo 2000, due to lack of capital and difficulty of attracting business.

     In fall of 2000 the Company acquired 100% of the issued and outstanding stock of PB&J, a newly formed Colorado Corporation upon issuance of 47,460,000 shares of common stock to the principals of PB&J, who became the management and Directors of PNWC.

     PB&J, the now wholly owned subsidiary had no prior business operations in the prior two years, although the management did develop the concept and test market the product on a limited local basis. The product has never been placed in production for significant marketing effort due to lack of capital.

     PB&J has developed an innovative magnetized packaging and dispensing system for plastic bags and dryer sheets for locaton on kitchen refrigerators. The products offer enhanced convenience and management believes represent a timely innovation for the industry.

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

Item 2 - Description of Property
- - - --------------------------------

        The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company's  mailing  address is 12925 W.  Arlington Rd.,  Littleton,  CO
80217.

Item 3 - Legal Proceedings
- - - --------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
- - - ------------------------------------------------------------

        No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
- - - -----------------------------------------------------------------

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

Item 6 - Management's Discussion and Analysis or Plan of Operation
- - - ------------------------------------------------------------------

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

The Company's primary elements of expenses in 2000 were management and consulting fees of $345,495 compared to $140,309 in 1999; impairment of long term assets (website development) of $306,176 compared to none in 1999; and gereral and administrative expenses of $133,606 compared to $133,126 in 1999. In 1999 the Company had a cost of revenues of $76,201 but incurred no such expense in 2000.

The Company had no established business at year end and needed capital to commence its business plan to produce and market dispensers. Until and unless the Company obtains sufficient capital to commence and establish a business generating significant revenues, the Company will continue to experience losses in the future, comoparable to or greater than losses for 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

At year end, the company had minimal cash and need cash infusions or loans from shareholders for even limited operations. The Company has no capital resources other than its stock with which to seek capital.

Item 7 - Financial Statements
--------------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
-----------------------------------------------------------------------------
Financial Disclosure
-----------------------

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

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
-------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------

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

Item 10 - Executive Compensation
- - - --------------------------------

                             EXECUTIVE COMPENSATION

Cash Compensation.

     Compensation paid for all services provided up to December 31, 2000 (1) to each of our executive officers and (2) to all officer as a group.


SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                    Cash Compensation                  Security Grants
NAME AND          YEAR      SALARY       BONUS      CONSULTING       NUMBER OF   SECURITIES        LONG TERM
PRINCIPAL                                           FEES/OTHER       SHARES      UNDERLYING        COMPENSATION/OPTION
POSITION                                            FEES ($)                     OPTIONS/
                                                                                 SARS (#)
================= ========= ============ ========== ================ =========== ================= ================
Daniel C          1998      0            0          0                0           0                 0
Silva,            1999      0            0          0                0           0                 0
President         2000      0            0          0                0           0                 0
- ----------------- --------- ------------ ---------- ---------------- ----------- ----------------- ----------------
Joseph L.         1998      0            0          0                0           0                 0
McFarland Jr.     1999      0            0          0                0           0                 0
Secretary         2000      0            0          0                0           0                 0
- ----------------- --------- ------------ ---------- ---------------- ----------- ----------------- ----------------
Barry Miller,     1998      0            0          0                0           0                 0
(resigned)        1999      0            0          0                0           0                 0
                  2000      0            0          0                0           0                 0
- ----------------- --------- ------------ ---------- ---------------- ----------- ----------------- ----------------
Gary Burnie       1998      0            0          0                0           0                 0
(resigned)        1999      0            0          0                0           550,000           0
                  2000      0            0          0                0           0                 0
- ----------------- --------- ------------ ---------- ---------------- ----------- ----------------- ----------------
Officers as a     1998      0            0          0                0           0                 0
Group             1999      0            0          0                0           550,000
                  2000      0            0          0                0           0                 0
- ----------------- --------- ------------ ---------- ---------------- ----------- ----------------- ----------------

                     SUMMARY COMPENSATION TABLE OF DIRECTORS

                             (TO DECEMBER 31, 2000)
NAME AND PRINCIPAL        YEAR      ANNUAL        MEETING      CONSULTING         NUMBER OF     SECURITIES
                                    RETAINER      FEES ($)     FEES/OTHER FEES    OPTION        UNDERLYING OPTIONS/
POSITION                            FEES ($)                   ($)                SHARES        SARS (#)
                                                                                  EXERCISED
========================= ========= ============= ============ ================== ============= =====================
Daniel C. Silva
                          2000      0             0            0                  0             0
- ------------------------- --------- ------------- ------------ ------------------ ------------- ---------------------
Gary Burnie*              1998      0             0            0                  0             0
                          1999      0             0            0                  0             0
                          2000      $100,000      0            0                  2,000,00      0
- ------------------------- --------- ------------- ------------ ------------------ ------------- ---------------------
Wayne Miller*             1998      0             0            0                  0             0
                          1999      0             0            0                  0             0
                          2000      $100,000      0            0                  2,000,000     0
- ------------------------- --------- ------------- ------------ ------------------ ------------- ---------------------
Barry Miller*             1998      0             0            0                  0             0
                          1999      0             0            0                  0             0
                          2000      $25,000       0            0                  500,000       500,000
- ------------------------- --------- ------------- ------------ ------------------ ------------- ---------------------
Joseph L. McFarland, Jr.  2000      0             0            0                  0             0
- ------------------------- --------- ------------- ------------ ------------------ ------------- ---------------------
Directors as a            1998      0             0            0                  0             0
Group                     1999      0             0            0                  0             0
                          2000      $225,000      0            0                  2,500,000     500,000
========================= ========= ============= ============ ================== ============= =====================

* Resigned in 2000


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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------
Name and Address of                         Number of           Percent of
Beneficial Owner                          Shares Owned          Shares Owned
                                          Beneficially
                                          and of Record

Joseph McFarland, Director & Secretary  12,339,600              12.7%
Europark Holdings, Inc.                 12,339,600              12.7%
Daniel C. Silva, President & Director   12,339,600              12.7%

Item 12.  Certain Relationships and Related Transactions

Acquisition of Peanut Butter and Jelly, Inc.
- --------------------------------------------

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

The following shares were issued to the persons in the amounts indicated in consideration for 100% of the outstanding shares of Peanut Butter and Jelly,
Inc.:

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

Item 13 - Exhibits and Reports on Form 8-K
- - - ------------------------------------------

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



Date: February 20, 2002                                   By:/s/Daniel C. Silva
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


                                                     BATEMAN & CO., INC., P.C.
Houston, Texas
May 4, 2001

                                     Member
               INTERNATIONAL ASSOCIATION OF PRACTICING ACCOUNTANTS
                  Offices in Principal Cities Around The World


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

The accompanying notes are an integral part of these statements.


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