Form 10KSB
period 2001-12-31
PNW CAPITAL INC
filed 2002-04-04
CIK 1035422

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2001



                         Commission file number 001-14873

                               PNW Capital, Inc.
                               -----------------
                 (Name of small business issuer in its charter)

        Delaware                                    06-1474412
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3
--------------------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (416) 999-3188
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

As of December 31, 2001, 39,268,800 shares of the Company's Common Stock, no par value per share, were held by non-affiliates, which, based upon market closing price on December 31, 2001, of $.0055 had a value of $215,978.

The number of shares of Common Stock of the registrant outstanding as of December 31, 2001, were 100,000,000. A reverse split of one for one hundred common shares became effective on January 7, 2002.

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

     On May 15, 2000, Winchester Mining Corp. completed a Share Purchase Agreement with shareholders of Hi-Plains Energy Corp. in which Winchester Mining Corp., a Delaware corporation, acquired all 780,000 shares outstanding of the Registrant for the purposes of accomplishing a Merger of Hi-Plains Energy Corp. and Winchester Mining Corp. The Merger was completed on May 15, 2000.

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

     PB&J had developed an innovative magnetized packaging and dispensing system for plastic bags and dryer sheets for locaton on kitchen refrigerators. The products offer enhanced convenience and managemnet believes represent a timely innovation for the industry.

On January 31, 2002, PNW Capital, Inc. ("PNW " or the "Company"), entered into a definitive acquisition agreement to acquire Industrial Minerals Incorporated ("IMI"), a private Nevada corporation, owner of certain mineral leases located in the Townships of Head, Clara and Maria in the County of Renfrew and the Province of Ontario, Canada.

Under the terms of the acquisition agreement, PNW will exchange a total of 31,500,000 of its common stock for 90% of the issued and outstanding shares of IMI. On February 20, 2002 the Company received executed documents from the participating shareholders of IMI representing 31,511,750 common shares (90%) for the exchange of shares ofr common shares of the Company on a one for one basis.

IMI will become a wholly owned subsidiary of PNW, PNW currently has no revenue producing operations. The stockholders of IMI will become stockholders of PNW, and their rights as stockholders will be governed by the PNW articles of incorporation and bylaws, as currently in effect, and the laws of the State of Delaware. Following the acquisition, PNW intends to carry on IMI's operations under the name Industrial Minerals Incorporated. PNW's current board of directors will resign and a new board of directors will be appointed subject to
Section 14f Notice Shareholders.

The PNW board of directors approved the acquisition agreement with IMI and authorized the issuance of the exchange shares totalling 31,511,750 in a transaction exempt from registration under Section 4(2), 4(6) and Regulation S as applicable because the board of directors believes that this acquisition will be to the benefit of shareholders.

Certain Risks

        The Company's business is subject to numerous risk factors, including the following:

     No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can successfully carry any business plan.

Item 2 - Description of Property
----------------------------------

        The Company has no properties and at this time has no agreements to acquire any properties. The Company intends to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

     The Company's  mailing  address is 12925 W.  Arlington Rd.,  Littleton,  CO
80217.

Item 3 - Legal Proceedings
----------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fiscal year covered by this report, except that in December 2001, a majority of shareholders of issued and outstanding shares executed a written consent, pursuant to Delaware General Corporation Law, by which approval was given to a one for 100 share reverse split (consolidation) of the issued and outstanding stock of the Company. Effective date of reverse split was January 7, 2002. No shareholder was reduced to less than fifty shares.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
-------------------------------------------------------------------

               (a) The Registrant's common stock is traded in the over-the-counter market under the symbol PNWC (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.


             2000                                  High Bid      Low Bid
             ----                                  --------      -------
          1st quarter                                 .31          .13
          2nd quarter                                 .23          .07
          3rd quarter                                 .22          .12
          4th quarter                                 .087         .015


             2001                                  High Bid      Low Bid
             ----                                  --------      -------
          1st quarter                                 .31          .13
          2nd quarter                                 .23          .07
          3rd quarter                                 .14          .04
          4th quarter                                 .095         .0055


        The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

     (b) As of December 31, 2001, there were 81 shareholders of record of the Registrant's common stock.

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

Holders

        There are approximately 81 record holders of the Company's Common Stock, not including shares held in "street" name.

Dividends

        The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Item 6 - Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------

RESULTS OF OPERATIONS FOR 2001 COMPARED TO 2000

The Company had no revenues in 2001 and 2000. The Company incurred operations expenses totaling $67,371 in 2001 compared to $695,538 in 2000 of which $60,000 in 2001 and $293,003 in 2000 were consulting fees. In 2000, $306,196 was written off as impaired assets due to non-functional website investments. The loss from operations was ($67,251) in 2001 and ($694,758) in 2000. The loss per share was nominal in 2001 and ($1.31) in 2000.

The  Company's  primary  elements  of  expenses  in 2001  were  management  and
consulting  fees of $60,000 compared to $293,003   in 2000;  impairment  of long
term assets (website development) of $306,176 compared to none in 2001; and gereral and administrative expenses of $7,371 compard to $113,606 in 2000.

The Company had no established business at year end and needed capital to commence its business plan to produce and market dispensers. Until and unless the Company obtains sufficient capital to commence and establish a business generating signigficant revenues, the Company will continue to experience losses in the future, comoparable to or greater than losses for 2001 and 2000.

     Subsequent to year end, the Company entered into a Share Exchange Agreement with shareholders of Industrial Minerals, Inc. (IMI) whereby the Company acquired 90% of the stock ownership of IMI in consideration of Issuance of 31,570,000 shares of common stock. IMI became a subsidiary of the Company at such time.


LIQUIDITY AND CAPITAL RESOURCES

At year end, the company had minimal cash and needed cash infusions or loans from shareholders for even limited operations. The Company has no capital resources other than its stock with which to seek capital.

Item 7 - Financial Statements
-------------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
------------------------------------------------------------------------------
Financial Disclosure
----------------------

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

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
-------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
---------------------------------------------------

 The current  Executive officers of Registrant at December 31, 2001 are:

         Daniel C. Silva                President
         Joseph L. McFarland, Jr.       Secretary

The persons who are directors of the Registrant Registrant at December 31, 2001 are:

         Name                               Age
         ----                               ---
         Daniel Silva                        39
         Joseph L. McFarland Jr.             41


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

      Joseph L. McFarland, Jr.
     ------------------------

     Joseph L. McFarland, age 41 received an education at Denver Technical College 1983-87 in Design Engineering. From 1998 to present he has been a Principal Manufacturing Engineer for Exabyte Corp. In 2000 he became a director and principal shareholder of Peanut Butter & Jelly, Inc. and was a principal in a company with the same name from 1993 to 1996, which was dissolved. From 1996-98 he was a Consulting Process Engineer for Medtronic Blood Management. From 1992-93 Mr. McFarland was Operations Manager for Ram-Line, Inc.

     Daniel C. Silva
     ---------------

     Mr. Silva, age 39 has been Broker/Owner of Silva Realty from October 1991 - Present. He was President/Marketing Director and a major shareholder of Peanut Butter + Jelly, Inc. June 1995 - 1996 when it was dissolved. He was President of

Board of Directors/Chief  Marketing Officer Water Enhancement Technologies (WET
TEK) September 1993 - June 1995. He attended Colorado Real Estate College in 1991. He has a Bachelor of Science, Business Management at Metro State College in 1989. Mr. Silva was appointed a director and president in October of 2000.

         No appointee for a director position has been subject of any civil regulatory proceeding or any criminal proceeding.

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of the registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all
Section 16(a) forms they file.

     The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows:

                                   Form 3         Form 4         Form 5
                                   ----------     ----------     --------
1.   Dan Silva                     1 in 2000*     1 in 2001*     2000
                                                                 2001

2.   Joseph L. McFarland, Jr.      1 in 2000*     1 in 2001*     2000
                                                                 2001

3.   Europark Holdings, Inc.       1 in 2000      1 in 2001      2000
                                                                 2001

* For a single transaction in each instance


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

Item 10 - Executive Compensation
----------------------------------

                             EXECUTIVE COMPENSATION

Cash Compensation.

     Compensation paid for all services provided up to December 31, 2001 (1) to each of our executive officers and (2) to all officer as a group.


SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                    Cash Compensation                  Security Grants
NAME AND          YEAR      SALARY       BONUS      CONSULTING       NUMBER OF   SECURITIES        LONG TERM
PRINCIPAL                                           FEES/OTHER       SHARES      UNDERLYING        COMPENSATION/OPTION
POSITION                                            FEES ($)                     OPTIONS/
                                                                                 SARS (#)
================= ========= ============ ========== ================ =========== ================= ================
Daneil C          1999      0            0          0                0           0                 0
Silva,            2000      0            0          0                0           0                 0
President         2001      0            0          0                750,000*    0                 0
------------------------------------------------------------------------------------------------------------
Joseph L.         1999      0            0          0                0           0                 0
McFarland Jr.     2000      0            0          0                0           0                 0
Secretary         2001      0            0          0                750,000*    0                 0
------------------------------------------------------------------------------------------------------------
Gary Burnie,      1998      0            0          0                      0     0                 0
Secretary         1999      0            0          0                550,000*    0                 0
(Resigned 2000)   2000      0            0          0                      0     0                 0
------------------------------------------------------------------------------------------------------------
Officers as a     1999      0            0          0                0           0                 0
Group             2000      0            0          0                0           0                 0
                  2001      0            0          0                1,500,000*  0                 0
------------------------------------------------------------------------------------------------------------

* Shares issued in December 2001 for services rendered, valued at $15,000 for each 750,000 shares.

                     SUMMARY COMPENSATION TABLE OF DIRECTORS

                             (TO DECEMBER 31, 2001)
NAME AND PRINCIPAL        YEAR      ANNUAL        MEETING      CONSULTING         NUMBER OF     SECURITIES
                                    RETAINER      FEES ($)     FEES/OTHER FEES    OPTION        UNDERLYING OPTIONS/
POSITION                            FEES ($)                   ($)                SHARES        SARS (#)
                                                                                  EXERCISED
===============================================================================================================
Daniel C. Silva           2000          0             0            0                  0             0
                          2001          0             0            0                  0             0
---------------------------------------------------------------------------------------------------------------
Joseph L. McFarland, Jr.  2000          0             0            0                  0             0
                          2001          0             0            0                  0             0
---------------------------------------------------------------------------------------------------------------
Gary Burnie, Secretary    1998          0             0            0                  0             0
(Resigned 2000)           1999          0             0            0                  0       550,000
                          2000          0             0            0                  0             0
---------------------------------------------------------------------------------------------------------------
Gary Burnie               2000    100,000             0            0                  0     2,000,000
(Resigned 2000)
---------------------------------------------------------------------------------------------------------------
Wayne Miller              2000    100,000             0            0                  0     2,000,000
(Resigned 2000)
---------------------------------------------------------------------------------------------------------------
Barry Miller              2000     25,000             0            0                  0       500,000
(Resigned 2000)
---------------------------------------------------------------------------------------------------------------
Directors as a            1999          0             0            0                  0             0
Group                     2000          0             0            0                  0             0
                          2001          0             0            0                  0             0
===============================================================================================================


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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table shows the share ownership of officers, directors and 5% or greater shareholders.


Name and Address of                         Number of           Percent of
Beneficial Owner                          Shares Owned          Shares Owned
                                          Beneficially
                                          and of Record
-------------------                       -------------         ------------

Joseph McFarland, Director & Secretary    130,896*                13%
Europark Holdings, Inc.                   130,896*                13%
Daniel C. Silva, President & Director     130,896*                13%

Officers and Directors as a Group         392,688*                39%

*  Post reverse split one for 100 effective January 7, 2002.


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

On December 1, 2001, the Company issued 750,000 shares each valued at $15,000 each for services rendered to the following persons:

        1.  Daniel Silva, President and Director
        2.  Joseph McFarland, Secretary and Director
        3.  Robert Kitsmiller
        4.  Europark Holdings, Inc.

Item 13 - Exhibits and Reports on Form 8-K
--------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

        The  Company  filed reports on Form 8k's in 2000 as follows:

        8-K filed 12/20/01

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PNW Capital, Inc.



Date: March 29, 2002                      By: /s/ Edward V. Verby
                                              -----------------------------
                                              Edward V. Verby, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 29, 2002          By: Edward V. Verby
       --------------          ----------------------------------------
                               Edward V. Verby, President, Chairman and Director


Date:  March 29, 2002          /s/ John Melynk
       --------------          -----------------------------------------
                                John Melnyk, Secretary



                                DIRECTORS:


                                Edward V. Verby
                                -------------------------------------------
                                Edward V. Verby



                                /s/ John Melynk
                                -------------------------------------------
                                John Melnyk


                                /s/ Stephen Weathers
                                -------------------------------------------
                                Stephen Weathers

                                PNW CAPITAL, INC.
                    (Formerly Winchester Mining Corporation)
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                December 31, 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
PNW Capital, Inc.
Denver, CO


We have audited the accompanying balance sheets of PNW Capital, Inc., (A Development Stage Company) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001, and for the period November 6, 1996 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PNW Capital, Inc., as of December 31, 2001, and the results of their operations and their cash flows for the year ended December 31, 2001, and the period November 6, 1996 (Inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2000 and for the period November 6, 1996 (Inception) to December 31, 2000, were audited by other accountants, whose report dated May 4, 2001, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stage, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The Company lost $67,251 from operations in the year ended December 31, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
February 13, 2002


                                       PNW CAPITAL, INC.
                               (Formerly Winchester Mining Corp.)
                                 (A Development Stage Company)
                                         Balance Sheets
                                          December 31,


                                                                                  2001                      2000
                                                                            -----------------         ------------------
ASSETS:
Current Assets:
   Cash                                                                                 $ 21                      $ 102
                                                                            -----------------         ------------------

      Total current assets                                                                21                        102
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                            $ 21                      $ 102
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Accounts Payable and Accrued Expenses                                            $ 17,629                   $ 10,459
                                                                            -----------------         ------------------

     Total Current Liabilities                                                        17,629                     10,459
                                                                            -----------------         ------------------

Stockholders' Equity:
Preferred Stock, par value $0.01 per share; 50,000,000
 shares authorized; no shares issued and outstanding                                       -                          -
Common Stock, par value $.0001; 100,000,000 shares authorized;
   1,000,863 shares issued and outstanding for 2001,                                  10,000                      9,700
   and 970,000 shares issued and outstanding for 2000
Additional paid-in Capital                                                         1,744,635                  1,684,935
Deficit accumulated during the development stage                                  (1,772,243)                (1,704,992)
                                                                            -----------------         ------------------

Total Stockholders' Equity                                                           (17,608)                   (10,357)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 21                      $ 102
                                                                            =================         ==================




   The accompanying notes are an integral part of these financial statements.


                                          PNW CAPITAL, INC.
                                  (Formerly Winchester Mining Corp.)
                                    (A Development Stage Company)
                                       Statements of Operations

                                                                                                   November 6, 1996
                                                                   Year Ended                      (Inception) to
                                                                  December 31,                     December 31,
                                                              2001             2000                2001
                                                             ------           ------               ----------------
Revenue
    Sales                                                           $ -              $ -               $ 15,537
    Cost of Goods Sold                                                -                -                 76,201
                                                          --------------   --------------     ------------------
Gross Profit                                                          -                -                (60,664)
                                                          --------------   --------------     ------------------
Expenses:
   Consulting and management fees                                60,000          293,003                933,529
   Depreciation and amortization                                      -            7,753                  8,292
   Impairment of long-lived assets                                    -          306,176                582,176
   Other general and administrative                               7,371           88,606                190,900
                                                          --------------   --------------     ------------------
Total Expenses                                                   67,371          695,538              1,714,897
                                                          --------------   --------------     ------------------
Other Income
   Interest income                                                    -              419                  2,724
   Foreign exchange                                                   -              474                    474
   Other income                                                     120              113                    594
                                                          --------------   --------------     ------------------
 Total Other Income                                                 120              780                  3,318
                                                          --------------   --------------     ------------------
Net Loss                                                      $ (67,251)       $(694,758)          $ (1,772,243)
                                                          ==============   ==============     ==================

Per Share Information:

   Weighted average number of
     common shares outstanding                                  970,863          530,554

Net Loss per Common Share                                         (0.07)           (1.31)
                                                          ==============   ==============




   The accompanying notes are an integral part of these financial statements.


                                   PNW CAPITAL, INC.
                           (Formerly Winchester Mining Corp.)
                             (A Development Stage Company)
                                Statements of Cash Flows

                                    Indirect Method


                                                                                         November 6, 1996
                                                            Year Ended                   (Inception) to
                                                           December 31,                     December 31,
                                                             2001            2000             2001
                                                          ------------    -----------   -----------------
Cash Flows from Operating Activities:
Net Loss                                                    $ (67,251)     $(694,758)       $ (1,772,243)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Provision for bad debts                                          -          4,169              49,676
   Issuance of common stock for services                       60,000        354,696             414,606
   Impairment of long-lived assets                                  -        306,174             306,174
   Increase in accounts payable                                 7,170        (40,778)             17,629
   (Increase) in accounts receivable                                -         (4,169)             (4,169)
   Decrease (increase) in prepaid expenses                          -            970                (539)
   Decrease (increase) due to related parties                       -        (36,332)            595,000
   (Increase) in inventory                                          -         (2,592)             (5,527)
                                                          ------------    -----------   -----------------
Net Cash Used for Operations                                      (81)      (112,620)           (399,393)
                                                          ------------    -----------   -----------------
Cash Flows from Investing Activities:
   Purchase of equipment                                            -         (4,699)             (4,160)
   Investment in Multiplex                                          -        (75,000)            (75,000)
   Website development costs                                        -        (71,861)            (71,861)
   Acquisition of goodwill                                          -       (149,057)           (149,057)
   Loan to related parties                                          -              -             (50,000)
   Loan repayments                                                  -              -               4,493
                                                          ------------    -----------   -----------------
Net Cash Used for Investing Activities                              -       (300,617)           (345,585)

Cash Flows from Financing Activities:
   Acquisition of Peanut Butter & Jelly, Inc.                       -             50                 140
   Issuance of common stock                                         -        413,070             744,859
                                                          ------------    -----------   -----------------
Net Cash Provided by Financing Activities                           -        413,120             744,999

Net Increase (decrease) in cash and cash equivalents              (81)          (117)                 21
                                                          ------------    -----------   -----------------
Cash and cash equivalents - Beginning of period                   102            219                   -
                                                          ------------    -----------   -----------------
Cash and cash equivalents - End of period                        $ 21          $ 102                $ 21
                                                          ============    ===========   =================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                    $ -            $ -               $ 113
                                                          ============    ===========   =================
      Income Taxes                                                $ -            $ -                 $ -
                                                          ============    ===========   =================

NON-CASH TRANSACTIONS
    Common stock issued in exchange for services             $ 60,000      $ 354,696             414,646
                                                          ============    ===========   =================
    Common stock issued for debt                                  $ -            $ -           $ 595,000
                                                          ============    ===========   =================
    Common stock issued for investment                            $ -            $ -                $ 30
                                                          ============    ===========   =================



   The accompanying notes are an integral part of these financial statements.


                                               PNW CAPITAL, INC.
                                       (Formerly Winchester Mining Corp.)
                                         (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficit)
                                               December 31, 2001


                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                  Additional         During the
                                                      Common Stock                  Paid-In          Development
                                            # of Shares          Amount             Capital             Stage             Totals
                                          ---------------    --------------     --------------     --------------     --------------
Inception  - November 6, 1996                           -               $ -                $ -                $ -              $ -

Balance -  December 31, 1998                   25,250,000              2525            502,643           (750,830)        (245,662)
Issuance of stock for cash                      3,000,000               300            146,321                  -          146,621
Issuance of stock for services                  5,500,000               550            274,450                  -          275,000
Net Loss                                                -                 -                  -           (259,404)        (259,404)
                                           ---------------    --------------     --------------     --------------   --------------
Balance - December 31, 1999                    35,750,000             3,375            923,414         (1,010,234)         (83,445)
                                           ---------------    --------------     --------------     --------------   --------------
Issuance of stock for cash                      8,490,000               849            412,221                  -          413,070
Issuance of stock for services                    700,000               700            349,300                  -          350,000
Issuance of stock for Multiplex Stock             300,000                30                  -                  -               30
Issuance of stock for acquisition              47,460,000             4,746                  -                  -            4,746
Net Loss for year                                       -                 -                  -           (694,758)        (694,758)
                                           ---------------    --------------     --------------     --------------   --------------
Balance - December 31, 2000                       970,863                97          1,684,935         (1,704,992)         (10,357)
                                           ---------------    --------------     --------------     --------------   --------------
Issuance of stock for compensation              3,000,000               300             59,700                  -           60,000
Net Loss for year                                       -                 -                  -            (67,251)         (67,251)
                                           ---------------    --------------     --------------     --------------   --------------
Balance - December 31, 2001                   100,000,000           $10,000        $ 1,744,635        $(1,772,243)       $ (17,608)
                                           ===============    ==============     ==============     ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                                PNW CAPITAL, INC.
                    (Formerly Winchester Mining Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
------------

The Company was incorporated on November 6, 1996, as Winchester Mining Corporation in the state of Delaware. The Company is in the development stage and was organized for the purpose of raising capital in organizing and developing internet business. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp. the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc.. The Company's fiscal year end is December 31.

Basis of Presentation - Development Stage Company:
-------------------------------------------------

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company" activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting:
-------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:
----------------

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

                                PNW CAPITAL, INC.
                    (Formerly Winchester Mining Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001



Other Comprehensive Income
--------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Taxes:
         --------------------

The Company has made no provision for income taxes because the Company has incurred operating losses in all periods and for all jurisdictions.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards                $   1,722,243
         Valuation allowance                                (1,722,243)
                                                         --------------
         Net deferred tax assets                         $           0
                                                         ==============

At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,772,243 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2008.

Note 3 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company is 100,000,000 shares of common stock at $.0001 par value. During the period ended December 31, 2001, the Company issued 3,000,000 shares of common stock for services.

                                PNW CAPITAL, INC.
                    (Formerly Winchester Mining Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001




Note 4 - Going Concern:
         -------------

The Company's financial statements have been presented on the basis that it is a going concern.

The Company is in the development stage and has not earned any revenues from operations. The Company's current liabilities exceed current assets by $17,608 and the Company recorded a loss of $67,251 in the current year. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plan is to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities or to acquire a profitable business.

Note 5 - Prior Period Restatement
         ------------------------

On March 18, 1999, the Company entered into an Internet casino license agreement for a period of three years. Under the license agreement the Company was committed to make fee payments over the next three years in the amount of $25,000. In 1999 the Company accrued a provision of $25,000 to provide for these payments, as of December 31, 2001 these payments are no longer due. Consulting fees and Accounts Payable in the amount of $52,492 were overstated in the year ended 2000.

Note 6 - Related Party Transactions:
         --------------------------

The Company paid Management and Consulting fees of $146,078 in 2000 and $31,663 in 1999, to current or former officers and directors or companies controlled by current or former officers and directors. The current and former officers and directors were issued 7,000,000 shares of common stock valued at $.05 per share in September 2000 for compensation. In December 2001, an issuance of 3,000,000 shares of common stock, having a stipulated value of $.02 per share were issued for consulting fees to directors and officers of the company.

Note 7 - Segment Information
         -------------------

PNW Capital, Inc. operates primarily in a single operating segment, the capital raising business.