Form 10QSB
period 2002-03-31
PNW CAPITAL INC
filed 2002-05-21
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2002

                         Commission file number: 0-30651

                               CIK No. 0001035422

                           INDUSTRIAL MINERALS, INC.
                          ---------------------------
                            (New name of registrant)


                                PNW CAPITAL, INC.
                              ---------------------
                          (Previous name of registrant)

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

As of March 31, 2002, there were 32,513,130 shares of $0.0001 par value common stock outstanding


                                            INDUSTRIAL MINERALS, INC.
                                          (A Development Stage Company)

                                           Consolidated Balance Sheets

                                      March 31, 2002 and December 31, 2001



                                                                                        March 31,     December 31,
                                                                                            2002          2001
                           Assets                                                      (Unaudited)      (Audited)
                           ------                                                      -----------      ---------
Cash                                                                              $         3,116                21
Development costs                                                                          96,743             -
Equipment, at cost                                                                      3,500,000             -
Prepaid expenses                                                                            8,031             -
Deposits                                                                                    7,296             -
                                                                                  ---------------    --------------

                           Total assets                                           $     3,615,186                21
                                                                                        =========    ==============


                         Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable:
        Non-related parties                                                                75,252            17,629
        Related parties                                                                   281,243             -
                                                                                       ----------     -------------

                           Total liabilities                                              356,495            17,629
                                                                                       ----------       -----------

Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                -                 -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         32,513,130 shares issued and outstanding for 2002 and
         1,000,863 shares issued and outstanding for 2001                                   3,250               100
     Additional paid-in capital                                                         3,309,142         1,754,535
     Deficit accumulated during the development stage                                     (53,701)       (1,772,243)
                                                                                      -----------         ---------

                           Total stockholders' equity                                   3,258,691           (17,608)
                                                                                        ---------       -----------


                           Total liabilities and stockholders' equity             $     3,615,186                21
                                                                                        =========    ==============




                                           INDUSTRIAL MINERALS, INC.
                                          (A Development Stage Company)

                                Consolidated Statements of Operations (Unaudited)

                                     Three month period ended March 31, 2002
                                    and 2001 and for the period from November
                                         6, 1996 (Date of Inception) to
                                                 March 31, 2002





                                                                              Three month
                                                                              period ended            November 6, 1996
                                                                                 March 31,             (inception) to
                                                                                 ---------
                                                                          2002            2001         March 31, 2002
                                                                          ----            ----         --------------

Revenue                                                              $    -                -                 15,537
                                                                     -----------     ------------        ----------

Expenses
     Cost of revenues                                                     -                -                 76,201
     Professional fees                                                    31,545           -                965,074
     Royalty fees                                                          8,775           -                  8,775
     Depreciation and amortization                                        -                -                  8,292
     Impairment of long-lived assets                                      -                -                582,176
     Other general and administrative                                      4,313            2,634           195,213
                                                                    ------------     ------------        ----------

                           Total expenses                                 44,633            2,634         1,835,731
                                                                     -----------     ------------         ---------

                           Loss from operations                          (44,633)          (2,634)       (1,820,194)

Other income (expense):
     Interest income                                                      -                -                  2,724
     Other income                                                         -                   (77)              594
                                                                ----------------   --------------     -------------

                           Total other income (expense)                   -                   (77)            3,318
                                                                ----------------   --------------      ------------

                           Net loss                             $        (44,633)          (2,711)       (1,816,876)
                                                                     ===========     ============         =========

Net loss per common share                                       $        (.0015)           -
                                                                     ===========     ============

Weighted average common shares outstanding                            29,011,307       97,000,000
                                                                      ==========       ==========


                                           INDUSTRIAL MINERALS, INC.
                                          (A Development Stage Company)

                                Consolidated Statements of Cash Flows (Unaudited)

                                     Three month period ended March 31, 2002
                                    and 2001 and for the period from November
                                         6, 1996 (Date of Inception) to
                                                 March 31, 2002


                                                                              Three month
                                                                              period ended              November 6, 1996
                                                                                 March 31,              (inception) to
                                                                                ---------
                                                                       2002                    2001      March 31, 2002
                                                                       ----                    ----      --------------
Cash flows from operating activities:
     Net loss                                                      $     (44,633)           (2,711)      (1,816,876)
     Adjustments to reconcile net loss to cash
         provided (used) by development stage
         activities:
         Provision for bad debts                                           -                -                49,676
         Stock issued for services                                         -                -               414,606
         Impairment of long-lived assets                                   -                -               306,174
         Changes in:
              Accounts receivable                                          -                -                (4,169)
              Inventory                                                    -                -                (5,527)
              Prepaid expenses                                            (8,031)           -                (8,570)
              Deposits                                                    (5,346)           -                (5,346)
              Accounts payable and accrued expenses                       93,605           (9,696)          111,234
              Due to related parties                                       -                -               595,000
                                                                   -------------      -----------           -------
                           Cash flows from operating
                             activities                                   35,595          (12,407)         (363,798)
                                                                        --------           ------           -------
Cash flows from investing activities:
     Purchase of equipment                                                 -                -                (4,160)
     Investment in Multiplex                                               -                -               (75,000)
     Increase in development costs                                       (32,500)           -              (104,361)
     Acquisition of goodwill                                               -                -              (149,057)
     Loan to related party                                                 -                -               (50,000)
     Loan repayments                                                       -                -                 4,493
                                                                   -------------      -----------         ---------
                           Cash flows from investing
                             activities                                  (32,500)           -              (378,085)
                                                                       ---------      -----------           -------
Cash flows from financing activities:
     Net proceeds form sale of common stock                                -               12,500           744,859
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                              -                -                   140
                                                                   -------------      -----------        ----------

                           Cash flows from financing
                             activities                                    -               12,500           744,999
                                                                   -------------           ------           -------



                                           INDUSTRIAL MINERALS, INC.
                                          (A Development Stage Company)
                          Consolidated Statements of Cash Flows (Unaudited), Continued



                                                                              Three month
                                                                              period ended               November 6, 1996
                                                                                 March 31,              (inception) to
                                                                                 ---------
                                                                        2002                   2001      March 31, 2002
                                                                        ----                   ----      --------------
Net increase in cash and equivalents                                 $     3,095               93             3,116

Cash and equivalents:
     Beginning of period                                                      21              (17)                -
                                                                       ---------      -----------      ------------
     End of period                                                   $     3,116               76             3,116
                                                                       =========      ===========      ============

Supplemental cash flow disclosures:
     Cash paid for interest                                          $      -              -                    113
                                                                       =========      ===========      ============

     Cash paid for income taxes                                      $     -                -                 -
                                                                       =========      ===========      ============

     Non-cash investing and financing activities:
         Shares issued for debt                                      $     -                -               595,000
                                                                       =========      ===========      ============
         Shares issued for services                                  $     -                -               414,606
                                                                       =========      ===========      ============
         Shares issued for investment                                $     -                -                    30
                                                                       =========      ===========      ============




                                           INDUSTRIAL MINERALS, INC.
                                          (A Development Stage Company)
                                        Statement of Stockholders' Equity
                                                December 31, 2001




                                                                                         Deficit
                                                                                        Accumulated
                                                                        Additional      During the
                                                   Common Stock            Paid-In      Development
                                          ---------------------------
                                           # of Shares        Amount      Capital           Stage            Totals
                                           -----------        ------      -------           -----            ------
Inception - November 6, 1996                    -             $     -         -                -                -

Balance at December 31, 1998                  252,500              25       505,143       (750,830)         (245,662)
Issuance of stock for cash                     30,000               3       146,618             -            146,621
Issuance of stock for services                 55,000               6       274,994             -            275,000
Net loss                                        -                   -          -          (259,404)         (259,404)
                                             --------        ---------    ---------     ----------        ----------

Balance at December 31, 1999                  337,500              34       926,755     (1,010,234)          (83,445)

Issuance of stock for cash                     84,900               8       413,062             -            413,070
Issuance of stock for services                 70,000               7       349,993             -            350,000
Issuance of stock for Multiplex
     Stock                                      3,000               1            29             -                 30
Issuance of stock for acquisition             475,463              47         4,699             -              4,746
Net loss                                         -                  -          -         (694,758)          (694,758)
                                             --------        ---------     ---------     ----------        ----------

Balance at December 31, 2000                  970,863              97     1,694,538    (1,704,992)           (10,357)

Issuance of stock for
     compensation                              30,000               3        59,997             -             60,000
Net loss                                            -               -          -          (67,251)           (67,251)
                                             --------        ---------    ---------     ----------          ----------

Balance at December 31, 2001                1,000,863             100     1,754,535    (1,772,243)           (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 31,512,267           3,150     1,554,607     1,763,175          3,320,932
Net loss                                        -                   -             -       (44,633)           (44,633)
                                             --------        ---------    ---------     ----------        ----------

Balance at March 31, 2002                  32,513,130       $   3,250     3,309,142       (53,701)         3,258,691
                                           ==========        =========    =========     ==========        ==========


                            INDUSTRIAL MINERALS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)




1.       Presentation of Interim Information

     In the opinion of the management of Industrial Mineral, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001:

The Company had no revenues during the three months ended March 31, 2002 or 2001, as it was essentially dormant while seeking additional capital.

The Company had no revenues in the quarter in 2002 or 2001. In the quarter, the Company incurred $2,634 in expenses in 2001 compared to ($44,633) in 2002.

The net loss from operations decreased to ($2,711) in 2001, compared to ($44,633) in 2002, primarily as a result of low business operations due to lack of operating capital. There was no provision or credit for income taxes in either period. During the quarter ended March 31, 2002, the Company's operating expenses consisted primarily of professional fees incurred to facilitate required filings with SEC. The loss per share was nominal in the quarter in 2001 and 2002.

The Company expects continued losses as it remains in the development stage and while it completes development of its business plans.


LIQUIDITY AND CAPITAL RESOURCES

The Company's had virtually no cash at March 31, 2002, as was also the case at December 31, 2001.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2002. (incorporated by reference)

                                8-K - 3/14/02
                                8-K - 3/6/02
                                8-K/A - 3/6/02
                                8-K - 2/27/02
                                8-K - 2/22/02
                                8-K - 2/13/02

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 20, 2002

                                       INDUSTRIAL MINERALS, INC.



                                       By: /s/ John Melnyk
                                           -------------------------------------
                                           John Melnyk, CFO, Secretary/Treasurer