Form 10QSB/A
period 2002-03-31
INDUSTRIAL MINERALS INC
filed 2002-08-08
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A
                      FOR THE QUARTER ENDED MARCH 31, 2002

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

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities -

The Company issued Securities in exchange for the shares owned by shareholders of Industrial Minerals Inc. as follows:

Date: February, 2002 (issue authorized by Board of Directors)
Title: common stock
Amount of Securities issued: 31,511,750
Class of persons to whom securities issued: Shareholdes of Industrial Minerals, Inc., a Nevada corporation.

The securities which are the subject of the preceding paragraphs were issued in exchange for 31,511,750 shares of common stock of Industrial Minerals, Inc. a Nevada corporation which holds mineral leases upon a surveyed graphite deposit in Canada. The 31,511,750 shares constituted 91% fo the issued and outstanding shares of Industrial Minerals, Inc., a Nevada corporation. No underwriting discounts or commissions were involved.


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

Dated: August 6, 2002

                                       INDUSTRIAL MINERALS, INC.



                                       By: /s/John Melnyk
                                           -------------------------------------
                                           John Melnyk, CFO, Secretary/Treasurer