Form 10QSB
period 2002-06-30
INDUSTRIAL MINERALS INC
filed 2002-08-08
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002

                         Commission file number: 0-30651

                               CIK No. 0001035422

                           INDUSTRIAL MINERALS, INC.
                          ---------------------------
                            (New name of registrant)


                                PNW CAPITAL, INC.
                              ---------------------
                          (Previous name of registrant)

                Delaware                              06-1474412
              ------------                        --------------------
              (State of other jurisdiction        (I.R.S. Employer
              of incorporation or organization)    Identification No.)



      One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (416) 979-4621

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

As of June 30, 2002, there were 36,001,380 shares of $0.0001 par value common stock outstanding



                                    INDUSTRIAL MINERALS, INC.
                                  (A Development Stage Company)

                                   Consolidated Balance Sheets

                               June 30, 2002 and December 31, 2001



                                                                                          June 30,     December 31,
                                                                                            2002          2001
                           Assets                                                      (Unaudited)      (Audited)
                           ------                                                      -----------      ---------

Cash                                                                              $        37,147               21
Receivables                                                                                 8,526             -
Development costs                                                                         108,971             -
Equipment, at cost                                                                      3,632,366             -
     Less accumulated depreciation                                                         74,130             -
                                                                                      -----------  ----------------

                           Net equipment                                                3,558,236             -
                                                                                        ---------  ----------------

Deposits                                                                                    796               -
                                                                                      -----------  ----------------

                           Total assets                                           $     3,713,676                21
                                                                                        =========    ==============


                         Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable:
        Non-related parties                                                                40,367            17,629
        Related parties                                                                   200,000             -
                                                                                       ----------  ----------------

                           Total accounts payable                                         240,367            17,629

     Loans payable                                                                        328,212             -
                                                                                       ----------  ----------------

                           Total liabilities                                              568,579            17,629
                                                                                       ----------       -----------

Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                -                 -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         36,001,380 shares issued and outstanding for 2002 and
         1,000,863 shares issued and outstanding for 2001                                   3,600               100
     Additional paid-in capital                                                         3,309,142         1,754,535
     Deficit accumulated during development stage                                        (167,645)       (1,772,243)
                                                                                       ----------         ---------

                           Total stockholders' equity                                   3,145,097           (17,608)
                                                                                        ---------       -----------


                           Total liabilities and stockholders' equity             $     3,713,676                21
                                                                                        =========    ==============


                                            INDUSTRIAL MINERALS, INC.
                                          (A Development Stage Company)

                                Consolidated Statements of Operations (Unaudited)

                          Three and six month periods ended June 30, 2002 and 2001 and for the period from November 6, 1996 (Date of Inception) to
                                                  June 30, 2002



                                                               Three months ended              Six months ended     November 6, 1996
                                                                  June 30,                      June 30,
                                                                  --------                      --------
                                                                                                                      (inception) to
                                                            2002             2001           2002            2001       June 30, 2002
                                                            ----             ----           ----            ----       -------------

Revenue                                             $        -                 -              -                -             15,537
                                                     ------------- ----------------- ---------------  ----------------  ----------
Expenses:
     Cost of revenues                                        -                 -              -                -             76,201
     Professional fees                                      27,314             -             58,859            -            992,388
     Royalty fees                                            -                 -              8,775            -              8,775
     Depreciation and amortization                          74,130             -             74,130            -             82,422
     Impairment of long-lived assets                         -                 -              -                -            582,176
     Other general and administrative                       12,503               54          16,816            2,688        207,716
                                                      ------------ ----------------     ------------   --------------     ----------

                           Total expenses                  113,947               54         158,580            2,688      1,949,678
                                                       ----------- ----------------      -----------   --------------      ---------

                           Loss from operations           (113,947)             (54)       (158,580)          (2,688)    (1,934,141)
                                                       ----------- ----------------      -----------   --------------      ---------
Other income:
     Interest income                                             3             -                  3            -              2,727
     Other income                                            -                 -              -                  120            594
                                                    -------------- -----------------    -------------  ---------------- ------------

                           Total other income                    3             -                 3               120          3,321
                                                    -------------- ----------------     --------------  -------------   ------------

                           Net loss                 $     (113,944)             (54)      (158,577)            2,568     (1,930,820)
                                                       =========== ================     ============   ==============      =========

Net loss per common share                           $            -             -              (.01)              -
                                                     ============= ================    ===============  =============

Weighted average common shares outstanding              34,851,407       97,000,000     24,983,568        97,000,000
                                                        ==========       ==========     ==========        ==========



                                            INDUSTRIAL MINERALS, INC.
                                          (A Development Stage Company)

                                 Consolidated Statement of Stockholders' Equity
                                                  June 30, 2002




                                                                                         Deficit
                                                                                        Accumulated
                                                                         Additional     During the
                                                   Common Stock            Paid-In      Development
                                           ---------------------------
                                           # of Shares        Amount      Capital           Stage            Totals
                                           -----------        ------      -------           -----            ------

Inception - November 6, 1996                        -         $     -              -          -              -

Balance at December 31, 1998 252,500                               25        505,143       (750,830)      (245,662)
Issuance of stock for cash 30,000                                   3        146,618          -            146,621
Issuance of stock for services                 55,000               6        274,994          -            275,000
Net loss                                            -               -              -       (259,404)      (259,404)
                                     ------------------      ---------  --------------  ------------     ----------

Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)       (83,445)

Issuance of stock for cash 84,900                                   8        413,062          -             413,070
Issuance of stock for services                 70,000               7        349,993          -             350,000
Issuance of stock for Multiplex
     Stock                                      3,000               1             29          -                  30
Issuance of stock for acquisition             475,463              47          4,699          -               4,746
Net loss                                            -               -              -      (694,758)        (694,758)
                                     ------------------      ---------  -------------  -------------     ----------

Balance at December 31, 2000                  970,863              97      1,694,538    (1,704,992)         (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997          -              60,000
Net loss                                            -               -              -       (67,251)         (67,251)
                                     -----------------       ---------  --------------  ------------     -----------

Balance at December 31, 2001                1,000,863             100      1,754,535    (1,772,243)         (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,517           3,500      1,554,607     1,763,175        3,321,282
Net loss                                            -               -              -      (158,577)        (158,577)
                                     ------------------      ---------  --------------  ------------      ----------

Balance at June 30, 2002                   36,001,380         $ 3,600      3,309,142      (167,645)       3,145,097
                                     ==================      =========  ==============  ============      ==========



                                            INDUSTRIAL MINERALS, INC.
                                          (A Development Stage Company)

                                Consolidated Statements of Cash Flows (Unaudited)

                                   Six months ended June 30, 2002 and 2001 and
                          for the period from November 6, 1996 (Date of Inception) to
                                                  June 30, 2002

                                                                                 Six months
                                                                                    ended                      November 6, 1996
                                                                                   June 30,                    (inception) to
                                                                                   --------
                                                                            2002                    2001       June 30, 2002
                                                                            ----                    ----       -------------
Cash flows from operating activities:
     Net loss                                                      $    (158,577)                  (2,568)         (1,930,820)
     Adjustments to reconcile net loss to cash
         used in operating activities
         activities:
         Depreciation                                                     74,130                      -                74,130
         Provision for bad debts                                           -                          -                49,676
         Stock issued for services                                         -                          -               414,606
         Impairment of long-lived assets                                   -                          -               306,174
         Changes in:
              Accounts receivable                                         (8,526)                     -               (12,695)
              Inventory                                                    -                          -                (5,527)
              Prepaid expenses                                             -                          -                  (539)
              Deposits                                                     1,154                      -                 1,154
              Accounts payable and accrued expenses                       (1,721)                  (9,856)             15,908
              Due to related parties                                       -                          -               595,000
                                                                   -------------                -----------        ----------

                           Cash flows from operating
                             activities                                  (93,540)                 (12,424)           (492,933)
                                                                        --------                -----------        ----------

Cash flows from investing activities:
     Purchase of equipment                                              (132,366)                     -              (136,526)
     Investment in Multiplex                                               -                          -               (75,000)
     Increase in development costs                                       (44,728)                     -              (116,589)
     Acquisition of goodwill                                               -                          -              (149,057)
     Loan to related party                                                 -                          -               (50,000)
     Loan repayments                                                       -                          -                 4,493
                                                                   -------------                -----------      ------------

                           Cash flows from investing
                             activities                                 (177,094)                     -              (522,679)
                                                                         -------                -----------        ----------

Cash flows from financing activities:
     Net proceeds from sale of common stock                                -                       12,500             744,859
     Net proceeds from loans payable                                     307,760                      -               307,760
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                              -                          -                   140
                                                                   -------------                -----------     -------------

                           Cash flows from financing
                             activities                                  307,760                   12,500           1,052,759
                                                                         -------                   ------           ---------


                                                                                                                  (Continued)
                                                                   INDUSTRIAL MINERALS, INC.
                                                                 (A Development Stage Company)

                                                 Consolidated Statements of Cash Flows (Unaudited), Continued





                                                                                 Six months
                                                                                    ended                       November 6, 1996
                                                                                   June 30,                     (inception) to
                                                                                   --------
                                                                             2002                   2001        June 30, 2002
                                                                             ----                   ----        -------------

Net increase in cash and equivalents                                 $    37,126                       76              37,147

Cash and equivalents:
     Beginning of period                                                      21                      -                 -
                                                                     -----------                 -----------         ---------
     End of period                                                   $    37,147                       76              37,147
                                                                          ======                 ===========         ==========

Supplemental cash flow disclosures:
     Cash paid for interest  $                                              -                         -                   113
                                                                     ===========                 =============     =============

     Cash paid for income taxes                                      $      -                         -                 -
                                                                     ===========                 =============     =============

     Non-cash investing and financing activities:
         Shares issued for debt                                      $      -                         -               595,000
                                                                     ===========                =============      =============
         Shares issued for services                                  $      -                         -               414,606
                                                                     ===========                =============      =============
         Shares issued for investment                                $      -                         -                    30
                                                                     ===========                =============      =============

                            INDUSTRIAL MINERALS, INC.
                          (A Development Stage Company)

                   Consolidated Notes to Financial Statements

                                  June 30, 2002
                                   (Unaudited)






     Presentation of Interim Information

         In the opinion of the management of Industrial Minerals, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form
              10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 AND 2001:

The Company had no revenues during the six months ended June 30, 2002 or 2001, as it was essentially dormant while seeking additional capital.

The Company had no revenues in the quarter in 2002 or 2001. In the quarter, the Company incurred $158,580 in expenses in 2002 compared to ($2,688) in 2001.

The net loss from operations was ($158,577) in 2002, compared to ($2,568) in 2001, primarily as a result of low business operations due to lack of operating capital. There was no provision or credit for income taxes in either period. During the quarter ended June 30, 2002, the Company's operating expenses consisted primarily of professional fees incurred to facilitate required filings with SEC. The loss per share was (.01) in the quarter in 2002 and 2001.

The Company expects continued losses as it remains in the development stage and while it completes development of its business plans.


LIQUIDITY AND CAPITAL RESOURCES

The Company's had virtually no cash at June 30, 2002, as was also the case at December 31, 2001.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2002. (incorporated by reference)

                        8-K filed April 4, 2002
                        8-K12g3 filed April 8, 2002
                        8-K filed May 8, 2002

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