Form 10KSB/A
period 2001-12-31
INDUSTRIAL MINERALS INC
filed 2002-08-09
CIK 1035422

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2001



                         Commission file number 000-30651

                            Industrial Minerals, Inc.
                               -----------------
                 (Name of small business issuer in its charter)

                           Formerly PNW Capital, Inc.

        Delaware                                    06-1474412
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3
- --------------------------------------------------------------------
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

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                         5
     Item 3.   Legal Proceedings                                               5
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       8
     Item 7.   Financial Statements                                            9
     Item 8. Changes in and Disagreements With Accountants on Accounting 9 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              10
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 15
     Item 12.  Certain Relationships and Related Transactions                 15
     Item 13.  Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                    18

PART I

Item 1 - Description of Business

Background

     The company was formed November 6, 1996. The name of the company was changed to PNW Capital, Inc. on May 16, 2000.

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

     In 1996 the Company was listed on the OTCBB with the symbol WNCR. The prior management raised funds for a mining property in the Northwest Territories. The budget was spent and the Company remained inactive until March of 1999. In March of 1999, the Company raised $150,000 to invest in online gambling pursuant to Rule 504, Regulation D for US Investors and Pursuant to Regulation S for foriegn investors. The Company has since divested itself of these acquistions due to the questionable nature of the online gambling industry. In September of 1999, Wayne Miller became president of Winchester Mining, Corp. The Company commissioned Digicorp of Vancouver British Columbia, Canada to develop websites for the
Company: Hollwoodmall.net and Pacificnorthwestmall.net. They have been under development since October of 1999. Radiant Communication of Vancouver was developing and managing these websites until work was terminated in late 2000.

     Bullseye Communication Group was hired to develop an overall marketing plan for the Company and the two "mall" websites. All website and "mall" development work was terminated in the fall of 2000, due to lack of capital and difficulty of attacting business.

     In fall of 2000 the Company acquired 100% of the issued and outstanding stock of PB&J Inc., a newly formed Colorado Corporation upon issuance of 47,460,000 shares of common stock to the principals of PB&J, who became the management and Directors of PNWC.

     The PB&J transaction was brought to the company by Mssrs. Silva & McFarlane who were not officers and Directors or affiliates of the company. The transaction was completed as a share exchange.

     The Board of Directors determined that the consideration for the business concept of PB&J was adequate based upon the facts that: a) the company had no active business. b) the business plan appeared to have potential, c) the market price of the stock was very low. d) no other more promising businesses were willing to be acquired, when the company had no capital to invest. There was an arms length negotiation between the then Board of Directors and the principals of PB&J. Two owners of PB&J Mssr. Silva & McFarlane became officers, directors, and affiliates of the company after to the PB&J transaction.

     PB&J had developed magnetized package dispensing system for plastic bags and dryer sheets for location on kitchen refrigerators. The product was designed to offer enhanced convenience which managemnet believed represent a marketable product.

     PB&J, the now wholly owned subsidiary had no prior business operations in the prior two years, although the management did develope the concept and test market the product on a limited local basis. The product has never been placed in production nor significant marketing effort made due to lack of capital. PB&J held a trademark license on the name Peanut Butter + Jelly, Inc. by assignment from Joseph L. McFarlane the magnetic packaging and dispensing system.

     On January 31, 2002, PNW Capital, Inc. ("PNW " or the "Company"), entered into a definitive acquisition agreement to acquire Industrial Minerals Incorporated ("IMI"), a private Nevada corporation, owner of certain mineral leases located in the Townships of Head, Clara and Maria in the County of Renfrew and the Province of Ontario, Canada. The Agreement for Share Exchange was executed January 31, 2002 and approved by the Board of Directors on January 31, 2002. The negotiation was at arms length.

     Under the terms of the acquisition agreement, PNW exchanged a total of 31,511,700 shares of its common stock for 91% of the issued and outstanding shares of IMI. By February 20, 2002 the Company received executed documents from the participating shareholders of IMI representing 31,511,750 common shares (91%) for the exchange of shares of IMI for common shares of PNW on a one for one basis.

     In the transaction IMI became a wholly owned subsidiary of PNW. The Company nor its subsidiary currently have any revenue producing operations. The stockholders of IMI became stockholders of PNW, and their rights as stockholders are governed by the PNW articles of incorporation and bylaws, as currently in effect, and the laws of the State of Delaware. Following the acquisition, PNW is continuing on IMI's operations under the changed company name-Industrial Minerals Inc. PNW's then current board of directors resigned and a new board of directors was be appointed after Section 14f Notice to Shareholders.

The IMI transaction was introduced to the company by a shareholder of the company who was not an officer or director or affiliate. The transaction was apporved by the Board because the company had been unable to raise capital for the PB&J project. The purchase consideration was negotiated based upon mineral report upon the property held by IMI.

The Board of Directors approved the acquisition of IMI on January 31, 2002 and authorized the issuance of the shares on February 20, 2002. The vote was unanimous to approve the agreement.

The PNW board of directors negotiated the acquisition agreement with IMI and authorized the issuance of the exchange shares totalling 31,511,750 in a transaction exempt from registration under Section 4(2), 4(6) and Regulation S as applicable because the board of directors believes that this acquisition will be to the benefit of shareholders.

The class of persons to whom the common shares of issuer were issued was the holders of 91% of the common stock of Incustrial Minerals, Inc. A Nevada Corporation. The consideration for the issuance of isuers shares was to acquire (by exchange) 91% of the shares of industrial Minerals, Inc. a Nevada Corporation. Subsequently, in May 2002 the subsidiary, Industrial Minerals, Inc. was merged into issuer in a statutory merger of a subsidiary in to a parent pursuant to Section 253 of Delaware General Corporation Law.

Certain Risks

        The Company's business is subject to numerous risk factors, including the following:

     No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, incur operating expenses without corresponding revenues. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can successfully carry out any business plan.

Item 2 - Description of Property
- ----------------------------------

     After December 31, 2001 the Company has acquired and merged Industrial Minerals, Incorporation a Nevada corporation into itself. The company owns mineral interests in a graphite mineral property in Canada as follows:

     The company is the "lessee" of lease number 364704 consisting of the following: All those parcels or tracts of land and land under water in the Township of Head, Clara and Maria, in the County of Renfrew and Province of Ontario, containing by admeasurement 564.569 hectares, be the same more or less, composed of those parts of lots 21, 22, 23, 24 and 25, Concessions IV and V, and part of the bed of Mag Lake and the bed of the unnamed lake, and lots 23, 24 and 25 and the north half of lots 21 and 22, Concession III as shown on the plan of the geographic Township of Maria, designated as parts 1, 2, 3 and 5 on a plan and a field notes deposited in the Land Registry Office at Pembroke as Plan 49R-11203, comprising mining claims EO 608306, EO 608346, EO 608347, EO 608374,
EO 608348, EO 608373, EO 608349, EO 608372, EO 608369, SO 998760, SO 1084577, EO
800884,  EO 800880,  EO 800881,  EO 608350,  EO 608371, EO 608367, EO 608370, EO
608376, EO 608368, EO 608302, SO 1117797,  SO 998754, SO 1117798,  SO 998755, SO
1117799, SO 998756 and SO 998757.

     On June 20, 2002, the Company acquired the following unpatented graphite mining claims. SO 1249711 (11 units) SO 1249723 (3 units) SO 1234705 (2 units) They covers a total area of approximately 625 acres or 248 hectares. They're located in Maria township in Ontario, Canada.

     The Company's mailing address is One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3.

Item 3 - Legal Proceedings
- ----------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------

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

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
- -------------------------------------------------------------------

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

Item 6 - Management's Discussion and Analysis or Plan of Operation

The Company has begun its operations to develop, open the mine, and commence mining operations on its graphite mineral leases in Ontario.

The Company has begun clearing the roads and preparing the site. Equipment purchased to date will be installed in August and September of 2002 and limited production is scheduled for the fourth quarter of 2002. The company has developed the following capital and operating budgets for the twelve months commencing August 1, 2002.

            Capital Budget

Equipment and Machinery                                 350,000   USD
Property and Plant Improvements                         200,000   USD
Installation of Equipment                               425,000   USD
Total Capital Budget                                    975,000   USD

Property Operating Budget

August 1, 2002 to February 28, 2003                     130,000   USD
March 1, 2003 to April 30, 2003                         100,000   USD
May 1, 2003 to July 31, 2003                            450,000   USD
Total Property Operating Budget                         680,000   USD

Administration Budget
August 1 2002 to July 31, 2003                          350,000   USD
Total Administration Budget                             350,000   USD

TOTAL FUNDS REQUIRED                                    2,005,000 USD



The Company has no plans for any research and development in the twelve months in 2002 or 2003. The Company has plans at this time for purchases of fixed assets which would occur in the next twelve months as shown in its Plan of Operation. There are no plans for sale of any fixed assets in 2002 or 2003. The Company will hire a Project Manager to oversee the mining operation on the Bissett Creek property.


The implementation of this plan will allow the company to process 20,000 tons of flake crystalline graphite on a yearly basis beginning in August of 2003. During the August 1 2002 to the July 31, 2003 period the company estimates it will produce approximately 5,000 tons of flake crystalline graphite. The company currently has the capacity to produce 5,000 tons of flake crystalline graphite, with equipment on hand and acquired. Equipment financing for mine and process equipment to date has been through private loans by non-affiliates on terms generally competitive to equipment financing.

Item 7 - Financial Statements
- -------------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

For 2001 Michael Johnson & Co. was the auditor and that report is found @ p.F-1 to F-8. For 2000, Bateman & Co., Inc. P.C. was the auditor and such report is found at p. F-9 to F-22.




Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
- ------------------------------------------------------------------------------
Financial Disclosure
- ----------------------

Bateman & Co., Inc., P.C., formerly auditors for the Company, was dismissed as auditor. On February 18, 2001 Michael Johnson & Co.,LLC were engaged as auditors for Company on February 18, 2001. The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors. In connection with audit of the two most recent fiscal year and through the date of termination of the accountants, no disagree- ments exist with any former accountant on any matter of account- ing principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the sub-ject of the disagreement(s). The audit report by Bateman & Co., Inc., P.C. for the two years ended December, 31, 2000 and 1999, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Bateman & Co., Inc., P.C. for the two years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     In January 2001, the Company engaged Michael Johnson & Co., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements. The prior accountant was Bateman & Co., Inc. P.C. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
- ------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
- ---------------------------------------------------

 The current  Executive officers of Registrant at December 31, 2001 are:

              NAME                     POSITION HELD         TENURE

         Daniel C. Silva                President       Annual 2000-2001
                                                        to March 2002
         Joseph L. McFarland, Jr.       Secretary       Annual 2000-2001
                                                        to March 2002

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

Item 10 - Executive Compensation
- ----------------------------------

                             EXECUTIVE COMPENSATION

Cash Compensation.

     Compensation paid for all services provided up to December 31, 2001 (1) to each of our executive officers and (2) to all officer as a group.


SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                    Cash Compensation                  Security Grants
NAME AND          YEAR      SALARY       BONUS      CONSULTING       NUMBER OF   SECURITIES        LONG TERM
PRINCIPAL                                           FEES/OTHER       SHARES      UNDERLYING        COMPENSATION/OPTION
POSITION                                            FEES ($)                     OPTIONS/
                                                                                 SARS (#)
================= ========= ============ ========== ================ =========== ================= ================
Daneil C          1999      0            0          0                0           0                 0
Silva,            2000      0            0          0                0           0                 0
President         2001      0            0          0                750,000*    0                 0
- ------------------------------------------------------------------------------------------------------------
Joseph L.         1999      0            0          0                0           0                 0
McFarland Jr.     2000      0            0          0                0           0                 0
Secretary         2001      0            0          0                750,000*    0                 0
- ------------------------------------------------------------------------------------------------------------
Gary Burnie,
Secretary         1999      0            0          0                 550,000    0                 0
                  2000      0            0          0                      0     0                 0
(Resigned 2000)   2001      0            0          0                      0     0                 0
- ------------------------------------------------------------------------------------------------------------
Officers as a     1999      0            0          0                0           0                 0
Group             2000      0            0          0                  550,000   0                 0
                  2001      0            0          0                1,500,000*  0                 0
- ------------------------------------------------------------------------------------------------------------

* Shares issued in December 2001 for services rendered, valued at $15,000 for each 750,000 shares.

                     SUMMARY COMPENSATION TABLE OF DIRECTORS

                             (TO DECEMBER 31, 2001)
NAME AND PRINCIPAL        YEAR      ANNUAL        MEETING      CONSULTING         NUMBER OF     SECURITIES
                                    RETAINER      FEES ($)     FEES/OTHER FEES    OPTION        UNDERLYING OPTIONS/
POSITION                            FEES ($)                   ($)                SHARES        SARS (#)
                                                                                  EXERCISED
===============================================================================================================
Daniel C. Silva           2000          0             0            0                  0             0
                          2001          0             0            0                  0             0
- ---------------------------------------------------------------------------------------------------------------
Joseph L. McFarland, Jr.  2000          0             0            0                  0             0
                          2001          0             0            0                  0             0
- ---------------------------------------------------------------------------------------------------------------
Gary Burnie, Secretary
(Resigned 2000)           1999          0             0            0                  0       550,000
                          2000    100,000             0            0          2,000,000             0
                          2001          0             0            0                  0             0
- ---------------------------------------------------------------------------------------------------------------
Wayne Miller              2000    100,000             0            0          2,000,000             0
(Resigned 2000)           2001          0             0            0                  0             0
- ---------------------------------------------------------------------------------------------------------------
Barry Miller              2000     25,000             0            0                  0       500,000
(Resigned 2000)           2002          0             0            0                  0             0
- ---------------------------------------------------------------------------------------------------------------
Directors as a            1999          0             0            0                  0       550,000
Group                     2000    225,000             0            0          4,000,000       500,000
                          2001          0             0            0                  0             0
===============================================================================================================

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

Also, on September 20, 2000, the Company granted options to five consultants (0ne of whom was also a director, Barry Miller) to purchase 2,200,000 shares at $0.05 per share under the Plan. The options are exercisable at any time before ten years from the date the Plan was adopted. The options to purchase shares are subject to the reverse split of one for one hundred which was completed in January 2002. At December 31, 2000, none of these options had been exercised.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

The following table shows the share ownership of officers, directors and 5% or greater shareholders.


Name and Address of                         Number of          Percent of Common
Beneficial Owner                          Shares Owned         Shares Owned
                                          Beneficially
                                          and of Record
--------------------                       -------------         ------------

Joseph McFarland, Director & Secretary    130,896*                13%
c/o 12925 W. Arlington Pl.
Littleton, CO 80127

Europark Holdings, Inc.                   130,896*                13%
(Beneficially Paul Enright)
Akara Bldg., 24 de Castro St.
Wickhause Cay, Road Town
Tortola BVI

Daniel C. Silva, President & Director     130,896*                13%
12925 W. Arlington Pl.
Littleton, CO 80127

Officers and Directors as a Group         392,688*                39%

*  Post reverse split one for 100 effective January 7, 2002.


Item 12.  Certain Relationships and Related Transactions

Acquisition of Peanut Butter and Jelly, Inc.
- --------------------------------------------

On September 25, 2000, the Company authorized the acquisition of 100% of the outstanding stock of Peanut Butter and Jelly, Inc. in exchange for 47,460,000 restricted common shares of the Company. Peanut Butter and Jelly, Inc. was a development stage company. After the acquisition of Peanut Butter & Jelly, Inc. the following shows the share ownership of officers, directors and 5% or greater shareholders.

The following shares were issued to the persons in the amunts indicated in consideration for 100% of the outstanding shares of Peanut Butter and Jelly,
Inc.:

Joseph McFarland                        12,339,600              12.7%
Europark Holdings, Inc.                 12,339,600              12.7%
Daniel C. Silva, President & Director   12,339,600              12.7%
Maya Investment Corporation*             4,460,000               4.5%
Robert Alan Kitsmiller                   3,322,200               3.4%
Daniel Enright                           2,373,000               2.4%

 *(beneficially Bruce Twa and Pete Cochrane)

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

Item 13 - Exhibits and Reports on Form 8-K
- --------------------------------------------

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


                                          Industrial Minerals, Inc.



Date: August 5, 2002                      By: Edward V. Verby
                                              -----------------------------
                                              Edward V. Verby, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    August5, 2002          By: Edward V. Verby
       --------------          ----------------------------------------
                               Edward V. Verby, President, Chairman and Director


Date:   August 5, 2002          /s/John Melnyk
       --------------          -----------------------------------------
                                John Melnyk, Secretary



                                DIRECTORS:


                                Edward V. Verby
                                -------------------------------------------
                                Edward V. Verby



                                /s/John Melnyk
                                -------------------------------------------
                                John Melnyk


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

Organization:
- ------------

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

Basis of Presentation - Development Stage Company:
- -------------------------------------------------

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

Basis of Accounting:
- -------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents:
- -------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:
- ----------------

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

Net Loss Per Share:
- ------------------

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



Other Comprehensive Income
- --------------------------

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

         Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Statement Number 109 Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.
                                      F-15

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

        Inventory                                                      $5,527
        Property and equipment, net of accumulated depreciation        11,324
        Investment in Multiplex Raceway Systems                        75,030
        Website development costs in process                           71,861
        Goodwill, net of accumulated amortization                     142,432
                                                                     -----------
          Total                                                      $306,174
                                                                     ===========
                                      F-17

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

                                                           December 31,
                                                     2000                1999
      Deferred tax assets attributable to:
        Net operating loss carryforward            $606,000            $343,400
      Less, Valuation allowance                    (606,000)           (343,400)
                                                 -----------         -----------
        Net deferred tax assets                    $      -            $      -
                                                 ===========         ===========
                                      F-19

At December 31, 2000 the Company had net operating loss carryovers which expire as follows:

       Expires:                                                 Amount
         December 31, 2011                                      $10,100
         December 31, 2012                                      489,200
         December 31, 2013                                      251,500
         December 31, 2014                                      259,400
         December 31, 2015                                      772,200
                                                              ----------
           Total                                             $1,782,400
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