Form 10QSB/A
period 2002-06-30
INDUSTRIAL MINERALS INC
filed 2002-08-09
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                       FOR THE QUARTER ENDED JUNE 30, 2002

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


The Company had no revenues during the six months ended June 30, 2002 or 2001.


The Company had no revenues in the quarter in 2002 or 2001. In the quarter, the Company incurred $158,580 in expenses in 2002 compared to ($2,688) in 2001.


The net loss from operations was ($158,577) in 2002, compared to ($2,568) in 2001. There was no provision or credit for income taxes in either period. During the quarter ended June 30, 2002, the Company's operating expenses consisted primarily of professional fees incurred to facilitate required filings with SEC. The loss per share was (.01) in the quarter in 2002 and nominal in 2001.

The Company expects to incur continued losses and while it completes development of its mineral lease.

The company has purchased mining equipment during the period ending June 30, 2002 which will enable the company to produce flake graphite once this equipment is installed on its mineral lease.


The company has financed its equipment purchases and operating expenses with debt financing. The company has borrowed from non affiliated shareholders and private companies $328,212 USD, these notes bear interest at the rate of 7% per annum and are due on July 31, 2003. The interest is payable on July 31, 2003.


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

Dated: August 9, 2002

                                       INDUSTRIAL MINERALS, INC.



                                       By: /s/ John Melnyk
                                           -------------------------------------
                                           John Melnyk, CFO, Secretary/Treasurer