Form 10QSB/A
period 2002-06-30
INDUSTRIAL MINERALS INC
filed 2002-11-04
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                  AMENDMENT #2
                       FOR THE QUARTER ENDED JUNE 30, 2002

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

Dated: August 26, 2002

                                       INDUSTRIAL MINERALS, INC.



                                       By: /s/ John Melnyk
                                           -------------------------------------
                                           John Melnyk, CFO, Secretary/Treasurer