Form 10QSB
period 2002-09-30
INDUSTRIAL MINERALS INC
filed 2002-11-12
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                      FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                         Commission file number: 0-30651

                               CIK No. 0001035422

                            INDUSTRIAL MINERALS, INC.
                        --------------------------------
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

As of September 30, 2002, there were 36,001,380 shares of $0.0001 par value common stock outstanding.



                                    INDUSTRIAL MINERALS, INC.
                                  (A Development Stage Company)

                                   Consolidated Balance Sheets

                            September 30, 2002 and December 31, 2001

                                                                                          Sept.30,     December 31,
                                                                                            2002          2001
                           Assets                                                      (Unaudited)      (Audited)
                           ------                                                      -----------      ---------
Cash                                                                              $           809            21
Accounts Receivable                                                                        12,404             -
Development costs                                                                         108,971             -
Building and equipment less
  accumulated depreciation of $297,406                                                  3,386,802             -
Prepaid Expenses                                                                            6,400             -
Deposits                                                                                    7,596             -
                                                                                  ---------------    ------------

                           Total assets                                           $     3,522,982            21
                                                                                        =========    ==============


                         Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable:
        Non-related parties                                                        $       72,517        17,629
        Accrued interest payable                                                            5,913             -
        Current portion of mortgage payable                                                 3,000             -
        Related parties                                                                   210,725             -
                                                                                       ----------     ---------------


Total accounts payable                                                                    292,155        17,629

     Loans payable                                                                        457,462             -
                                                                                                       --------------
     Mortgage payable                                                                      14,000             -
                                                                                         ---------     -------------

Total liabilities                                                                         763,617        17,629
                                                                                       ----------      -------------

Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                    -             -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         36,001,380 shares issued and outstanding for 2002 and
         1,000,863 shares issued and outstanding for 2001                                   3,600           100
     Additional paid-in capital                                                         3,309,142     1,754,535
     Deficit accumulated during development stage                                        (553,377)   (1,772,243)
                                                                                       ----------     ---------

     Total stockholders' equity                                                         2,759,365       (17,608)
                                                                                        ---------    -----------


     Total liabilities and stockholders' equity                                   $     3,522,982            21
                                                                                        =========    ===========



                                    INDUSTRIAL MINERALS, INC.
                                  (A Development Stage Company)

                        Consolidated Statements of Operations (Unaudited)

                      Three and nine month periods ended September 30, 2002
                        and 2001 and for the period from November 6, 1996
                                     (Date of Inception) to
                                       September 30, 2002



                                                           Three months ended            Nine months ended          November 6, 1996
                                                              Sept. 30,                       Sept. 30,              (inception) to
                                                        2002             2001           2002             2001         Sept. 30, 2002
                                                    -----------      -----------      ------------     -------------   ------------

Revenue                                         $        -                -                 -                -         $     15,537
                                                    -----------      -----------      ------------     -------------   ------------

Expenses:
     Cost of revenues                                    -                -                 -                -               76,201
     Professional fees                                  20,661           60,000            79,520           60,000        1,013,049
     Royalty fees                                        8,775            -                17,550            -               17,550
     Depreciation and amortization                     223,276            -               297,406            -              305,698
     Impairment of long-lived assets                     -                -                -                 -              582,176
     Other general and administrative                  133,020            -               149,836            2,688          340,736
                                                    -----------      -----------      ------------     -------------   ------------

Total expenses                                         385,732           60,000           544,312           62,688        2,335,410
                                                    -----------      -----------      ------------     -------------   ------------

Loss from operations                                  (385,732)         (60,000)         (544,312)         (62,688)      (2,319,873)
                                                    -----------      -----------      ------------     -------------   ------------


Other income:
     Interest income                                        -             -                     3            -                2,727
     Other income                                           -             -                 -                120                594
                                                    -----------      -----------      ------------     -------------   ------------

Total other income                                          -             -                 -                120              3,321
                                                    -----------      -----------      ------------     -------------   ------------

Net loss                                        $     (385,732)         (60,000)         (544,309)      ( 62,568)      $ (2,316,552)
                                                    ==========        ==========       ==========       ==========

Net loss per common share                       $         (.01)           -                 (.02)              -
                                                    ==========        ==========       ==========       ==========

Weighted average common shares outstanding          36,001,380       97,000,000       28,666,252       97,000,000
                                                    ==========       ===========      ==========       ==========





                            INDUSTRIAL MINERALS, INC.
                          (A Development Stage Company)

           Consolidated Statement of Stockholders' Equity (Unaudited)
                               September 30, 2002




                                                                                          Deficit
                                                                                         Accumulated
                                                                         Additional      During the
                                                   Common Stock           Paid-In        Development
                                          ---------------------------
                                           # of Shares        Amount      Capital           Stage            Totals
                                           -----------        ------      ---------         -----            ------
Inception - November 6, 1996                      -         $     -              -            -                -

Balance at December 31, 1998                  252,500              25        505,143      (750,830)        (245,662)
Issuance of stock for cash                     30,000               3        146,618          -             146,621
Issuance of stock for services                 55,000               6        274,994          -             275,000
Net loss                                          -               -               -       (259,404)        (259,404)
                                    ------------------      ----------    -----------    ----------       ----------

Balance at December 31, 1999                  337,500              34        926,755    (1,010,234)         (83,445)

Issuance of stock for cash                     84,900               8        413,062          -             413,070
Issuance of stock for services                 70,000               7        349,993          -             350,000
Issuance of stock for Multiplex
     Stock                                      3,000               1             29          -                  30
Issuance of stock for acquisition             475,463              47          4,699          -               4,746
Net loss                                          -               -              -        (694,758)        (694,758)
                                    ------------------      ----------    -----------    ----------       ----------

Balance at December 31, 2000                  970,863              97      1,694,538    (1,704,992)         (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997          -              60,000
Net loss                                          -               -               -        (67,251)         (67,251)
                                    ------------------      ----------    -----------    ----------       ----------

Balance at December 31, 2001                1,000,863             100      1,754,535    (1,772,243)         (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,517           3,500      1,554,607     1,763,175        3,321,282
Net loss                                          -               -             -         (544,309)        (544,309)
                                    ------------------      ----------    -----------    ----------       ----------

Balance at September 30, 2002              36,001,380       $   3,600      3,309,142      (553,377)       2,759,365
                                    ==================      ==========    ===========    ==========       ==========




                                    INDUSTRIAL MINERALS, INC.
                                  (A Development Stage Company)

                        Consolidated Statements of Cash Flows (Unaudited)

                     Nine months ended September 30, 2002 and 2001 and for
                    the period from November 6, 1996 (Date of Inception) to
                                       September 30, 2002



                                                                               Nine months
                                                                                    ended                November 6, 1996
                                                                                   Sept. 30,           (inception) to
                                                                                   ---------
                                                                            2002            2001         Sept. 30, 2002
                                                                            ----            ----         ----------------
Cash flows from operating activities:
     Net loss                                                          $(544,309)    $(62,568)          $(2,316,552)
     Adjustments to reconcile net loss to cash
         used in operating activities activities:
         Depreciation                                                    297,406            -               305,698
         Provision for bad debts                                           -                -                49,676
         Stock issued for services                                         -                -               414,606
         Impairment of long-lived assets                                   -                -               297,882
         Changes in:
              Accounts receivable                                        (12,404)           -               (16,573)
              Inventory                                                    -                -                (5,527)
              Prepaid expenses                                            (6,400)           -                (6,939)
              Deposits                                                    (5,646)           -                (5,646)
              Accounts payable and accrued expenses                      (30,429)     (50,144)               48,058
              Accrued interest payable                                     5,913            -                 5,913
              Due to related parties                                      10,725            -               605,725
                                                                  --------------    -------------         ----------

Cash flows from operating activities                                   ( 224,286)     (12,424)             (623,679)
                                                                        ---------   -------------         ----------

Cash flows from investing activities:
     Purchase of building and equipment                                 (184,208)           -              (188,368)
     Investment in Multiplex                                               -                -               (75,000)
     Increase in development costs                                       (44,728)           -              (116,589)
     Acquisition of goodwill                                               -                -              (149,057)
     Loan to related party                                                 -                -               (50,000)
     Loan repayments                                                       -                -                 4,493
                                                                   -------------      -----------      ------------

Cash flows from investing activities                                    (228,936)           -              (574,521)
                                                                         -------      -----------        ----------

Cash flows from financing activities:
     Net proceeds from sale of common stock                                -           12,500               744,859
     Net proceeds from loans payable                                     437,010            -               437,010
     Mortgage payable                                                     17,000            -                17,000
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                              -                -                   140
                                                                   -------------      -----------     -------------

Cash flows from financing activities                                     454,010       12,500             1,199,009
                                                                   -------------      -----------     -------------

                                                                                                        (Continued)



                                    INDUSTRIAL MINERALS, INC.
                                  (A Development Stage Company)
                  Consolidated Statements of Cash Flows (Unaudited), Continued





                                                                                Nine months
                                                                                    ended            November 6, 1996
                                                                                   Sept. 30,         (inception) to
                                                                                   ---------
                                                                          2002           2001         Sept. 30, 2002
                                                                          ----           ----        ----------------
Net increase in cash and equivalents                                 $       788           76           $       809

Cash and equivalents, beginning of period                                     21            -                     -
                                                                     -----------    -------------       -----------

     Cash and equivalents, end of period                             $       809    $      76           $       809
                                                                     ===========    =============       ===========
Supplemental cash flow disclosures:
     Cash paid for interest  $                                             -                -           $       113
                                                                     ===========    =============       ===========

     Cash paid for income taxes                                      $      -               -                    -
                                                                     ===========    =============       ===========

     Non-cash investing and financing activities:
         Shares issued for debt                                      $      -               -           $  595,000
                                                                     ===========    =============       ===========
         Shares issued for services                                  $      -               -           $  414,606
                                                                     ===========    =============       ===========
         Shares issued for investment                                $      -               -           $       30
                                                                     ===========    =============       ===========

                            INDUSTRIAL MINERALS, INC.
                          (A Development Stage Company)

                   Consolidated Notes to Financial Statements

                               September 30, 2002
                                   (Unaudited)






     Presentation of Interim Information
     -----------------------------------

In the opinion of the management of Industrial Minerals, Inc. the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three-months ending September 30, 2002 and September 30, 2001
-------------------------------------------------------------

During the three-month period ending September 30, 2002 the company had no revenues. The company had no revenue during the same three-month period ending September 30, 2001.

The company incurred expenses for professional fees in the amount of $20,661 during the three-month period ending Sept 30, 2002 compared to $60,000 during the three-month period ending September 30, 2001. This is a decrease of $39,339.

The company incurred royalty expenses in the amount of $8775 during the three-month period ending September 30, 2002. These expenses are the result of the company obtaining the Bissett Creek Graphite property. The company is required to pay a minimum yearly royalty of $17,550 whether graphite is produced or not. There were no royalty payments paid during the three-month period ending September 30, 2001, as the company did not have an interest in the Bissett Creek Graphite property.

Depreciation and amortization expense for the three-month period ending September 30, 2002 totaled $223,276. There was no depreciation and amortization expense during the three-month period ending September 30, 2001. This represents a 100% increase in the three-month period ending September 30, 2002 over the same period ending September 30, 2001. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending September 30, 2002 compared to the same three-month period ending September 30, 2001.

Other general and administrative expenses for the three-month period ending September 30, 2002 totaled $133,020. This represents a 100% increase in the three-month period ending September 30, 2002 over the same period ending September 30, 2001. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending September 30, 2002 compared to the same three-month period ending September 30, 2001.

The company has had a net loss of $385,732 for the three-month period ending September 30, 2002 as compared to a net loss of $60,000 for the three-month period ending September 30, 2001. This represents an increase of $325,732 for the three-month period ending September 30, 2002 compared to the same three-month period ending September 30, 2001. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending September 30, 2002 compared to the same three-month period ending September 30, 2001.

Nine month period ending September 30, 2002 and September 30, 2001
------------------------------------------------------------------

During the nine-month period ending September 30, 2002 the company had no revenues. The company had no revenue during the same nine-month period ending September 30, 2001.

The company incurred expenses for professional fees in the amount of $79,520 during the nine-month period ending Sept 30, 2002 compared to $60,000 during the nine-month period ending September 30, 2001. This is an increase of $19,520. This increase is due to an increase in activity surrounding the operations of the company during the nine-month period ending September 30, 2002 compared to the same nine-month period ending September 30, 2001.

The company incurred royalty expenses in the amount of $17,550 during the nine-month period ending September 30, 2002. These expenses are the result of the company obtaining the Bissett Creek Graphite property. The company is required to pay a minimum yearly royalty of $17,550 whether graphite is produced or not. There were no royalty payments paid during the nine-month period ending September 30, 2001, as the company did not have an interest in the Bissett Creek Graphite property.

Depreciation and amortization expense for the nine-month period ending September 30, 2002 totaled $297,406. There was no depreciation and amortization expense during the nine-month period ending September 30, 2001. This represents a 100% increase in the nine-month period ending September 30, 2002 over the same period ending September 30, 2001. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending September 30, 2002 compared to the same three-month period ending September 30, 2001.

Other general and administrative expenses for the nine-month period ending September 30, 2002 totaled $149,836. This represents a $147,148 increase in the nine-month period ending September 30, 2002 over the same period ending September 30, 2001. This increase is due to an increase in activity surrounding the operations of the company during the nine-month period ending September 30, 2002 compared to the same nine-month period ending September 30, 2001.

The company has had a net loss of $544,309 for the nine-month period ending September 30, 2002 as compared to a net loss of $62,568 for the nine-month period ending September 30, 2001. This represents an increase of $481,741 for the nine-month period ending September 30, 2002. This increase is due to an increase in activity surrounding the operations of the company during the nine-month period ending September 30, 2002 compared to the same nine-month period ending September 30, 2001.

Liquidity and Capital Resources
-------------------------------

The company has cash and accounts receivable on hand as at September 30, 2002 of $13,213. The accounts receivable portion of $12,404 was incurred as a result of tax input credits owed to the company by the Government of Canada. The company expects to collect these funds before the end of the current fiscal year.

The company has prepaid expenses of $6400. This represents the unused portion of an insurance policy that the company carries for its building and equipment. This policy expires September 6, 2003.

The company has a total of $7596 in deposits, with its landlord $796 which represents one-month rent and common costs associated with its premises located at Suite 2500, One Dundas Street West, Toronto, On M5G 1Z3. The balance of $6800 is a deposit on a piece of mining equipment.

The company has no revenue during the first nine-month period ending September 30, 2002 and expects to have no revenue in each of the next three-quarters ending December 31, 2002, March 31, 2003 and June 30, 2003. The company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

The company has total accounts payable of $292,155. Related parties are owed $210,725 and non-related parties are owed $72,517. The company requires additional financing in order to pay these accounts payable in an orderly fashion. If the company does not receive additional financing the company will not be able to continue as a going concern.

The company has secured a first mortgage in the amount of $17,000 which requires a payment of $250 monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The company requires additional financing in order to pay these mortgage payments. If the company does not receive additional financing the company will not be able to continue as a going concern.

During the three-month period ending September 30, 2002 the company has been able to secure debt financing in the amount of $132,000 from non-affiliated share holders and companies. This debt now totals $457,462 for the period ending September 30, 2002. Interest has accrued on this debt in the amount of $5913. The interest rate associated with this debt will be 7% yearly. This debt is due and payable together with principal and accrued interest on July 31, 2003. Subsequent to September 30, 2002 the company has arranged an additional $166,650 in loans at a rate of 7% from non-affiliated shareholders. These loans along with the accrued interest are due and payable on July 31, 2003.

Industrial Minerals has a number of future commitments for which it presently does not have the cash to satisfy. These commitments include the payment of the short-term liabilities to affiliated and non-affiliated parties described in the preceding paragraphs. While Industrial Minerals has been seeking financing sources for the Bissett Creek Graphite Property the company must also seek financing sources for its general and administrative operations. Although Industrial Minerals has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Industrial Mineral's ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this
                    Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                      None.

                         (b) Reports on Form 8-K filed  during the nine months
                    ended September 30, 2002 (incorporated by reference)

                             8-K filed 7-3-02
                             8-K filed 7-9-02
                             8K12g3 filed 8-9-02
                             8-K filed 8-12-02
                             8-K filed 9-12-02

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: November 12, 2002

                                          INDUSTRIAL MINERALS, INC.



                                          by: /s/ John Melnyk
                                          ------------------------------
                                          John Melnyk, CFO/Secretary/Treasurer