Form 10QSB/A
period 2002-03-31
INDUSTRIAL MINERALS INC
filed 2003-04-01
CIK 1035422

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

The Company expects continued losses as it remains in the exploration stage and while it completes development of its business plans.


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


Dated: April 1, 2003


                                       INDUSTRIAL MINERALS, INC.



                                       By: /s/ John Melnyk
                                           -------------------------------------
                                           John Melnyk, CFO, Secretary/Treasurer