Form 10QSB/A
period 2002-06-30
INDUSTRIAL MINERALS INC
filed 2003-04-01
CIK 1035422

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


As of June 30, 2002, there were 36,031,269 shares of $0.0001 par value common stock outstanding



                        INDUSTRIAL MINERALS INCORPORATED
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets

                       June 30, 2002 and December 31, 2001


                                                                                     (As restated)
                                                                                          June 30,     December 31,
                                                                                            2002          2001
                           Assets                                                      (Unaudited)      (Audited)
                           ------                                                      -----------      ---------

Cash                                                                                $      37,147               21
Receivables                                                                                 8,526             -
Equipment, at cost                                                                        337,366             -
     Less accumulated depreciation                                                          6,892             -
                                                                                     ------------- ----------------

Net equipment                                                                             330,474             -
                                                                                          -------  ----------------

Deposits                                                                                      796             -
                                                                                     ------------- ----------------

                           Total assets                                             $     376,943               21
                                                                                          =======    ==============


                         Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable:
        Non-related parties                                                                40,367           17,629
        Related parties                                                                   200,000             -
                                                                                          -------  ----------------

                           Total accounts payable                                         240,367           17,629

     Loans payable                                                                        328,212             -
                                                                                          -------  ----------------

                           Total liabilities                                              568,579           17,629
                                                                                          -------       -----------

Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                -                 -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         36,031,269 shares issued and outstanding for 2002 and
         1,000,863 shares issued and outstanding for 2001                                   3,600              100
     Additional paid-in capital                                                            14,142        1,754,535
     Deficit accumulated during exploration stage                                        (209,378)      (1,772,243)
                                                                                          -------         ---------

                           Total stockholders' equity (deficit)                          (191,636)         (17,608)
                                                                                          -------       -----------

                           Total liabilities and stockholders' equity               $     376,943               21
                                                                                          =======    ==============


See accompanying notes to financial statements.



                                        INDUSTRIAL MINERALS INCORPORATED
                                         (An Exploration Stage Company)

                                Consolidated Statements of Operations (Unaudited)

                          Three and six month periods ended June 30, 2002 and 2001 and for the period from November 6, 1996 (Date of Inception) to
                                                  June 30, 2002


                                                                (As restated)                  (As restated)         (As restated)
                                                             Three months ended               Six months ended      November 6, 1996
                                                                   June 30,                       June 30,           (inception) to
                                                           2002              2001        2002               2001      June 30, 2002
                                                           ----              ----        ----               ----    ----------------
Revenue                                                  $   -                  -           -                -               15,537
                                                          -----------         ----     ----------        ---------      -----------
Expenses:
     Cost of revenues                                        -                  -           -                -               76,201
     Professional fees                                      27,314              -          58,859            -              992,388
     Royalty fees                                            -                  -           8,775            -                8,775
     Depreciation and amortization                           6,892              -           6,892            -               15,184
     Impairment of long-lived assets                         -                  -           -                -              582,176
     Other general and administrative                       12,503              54         16,816            2,688          141,523
     Property costs                                         12,228              -          42,778            -              108,971
                                                            ------            ----       --------        ---------       ----------

                           Total expenses                   58,937              54        134,120            2,688        1,925,218
                                                            ------              --        -------            -----        ---------

                           Loss from operations            (58,937)            (54)       134,120           (2,688)      (1,909,681)
                                                            ------              --        -------            -----        ---------

Other income:
     Interest income                                             3              -               3            -                2,727
     Other income                                            -                  -           -                  120              594
                                                       -----------            ----     ----------           ------    -------------

                           Total other income                    3              -               3              120            3,321
                                                        ----------            ----     ----------           ------     ------------

                           Net loss                      $ (58,934)            (54)      (134,117)          (2,568)      (1,906,360)
                                                            ======              ==        =======            =====        =========

Net loss per common share                                $    (.00)           (.00)          (.01)            (.00)
                                                            ======             ===        =======            =====

Weighted average common shares outstanding                34,851,407    97,000,000     24,983,568       97,000,000
                                                          ==========    ==========     ==========       ==========


See accompanying notes to financial statements.



                        INDUSTRIAL MINERALS INCORPORATED
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)

                       Six months ended June 30, 2002 and
                    2001 and for the period from November 6,
                           1996 (Date of Inception) to
                                  June 30, 2002



                                                                               (As restated)          (As restated)
                                                                                Six months           November 6, 1996
                                                                             ended June 30,           (inception) to
                                                                             --------------
                                                                       2002                2001       June 30, 2002
                                                                       ----                ----       -------------
Cash flows from operating activities:
     Net loss                                                      $    (134,117)          (2,568)       (1,906,360)
     Adjustments to reconcile net loss to cash
         used in operating activities:
         Depreciation                                                      6,892            -                 6,892
         Provision for bad debts                                           -                -                49,676
         Stock issued for services                                         -                -               414,606
         Impairment of long-lived assets                                   -                -               306,174
         Changes in:
              Receivables                                                 (8,526)           -               (12,695)
              Inventory                                                    -                -                (5,527)
              Prepaid expenses                                             -                -                  (539)
              Deposits                                                      (796)           -                  (796)
              Accounts payable and accrued expenses                       (1,721)          (9,856)           15,908
              Due to related parties                                       -                -               595,000
                                                                   -------------      -----------        ----------

                           Cash flows from operating
                             activities                                 (138,268)         (12,424)         (537,661)
                                                                         -------           ------        ----------

Cash flows from investing activities:
     Purchase of equipment                                              (132,366)           -              (136,526)
     Investment in Multiplex                                               -                -               (75,000)
     Increase in development costs                                         -                -               (71,861)
     Acquisition of goodwill                                               -                -              (149,057)
     Loan to related party                                                 -                -               (50,000)
     Loan repayments                                                       -                -                 4,493
                                                                   -------------      -----------      ------------

                           Cash flows from investing
                             activities                                 (132,366)           -              (477,951)
                                                                         -------      -----------        ----------

                                                                                                                        (Continued)


See accompanying notes to financial statements.



                        INDUSTRIAL MINERALS INCORPORATED
                         (An Exploration Stage Company)

          Consolidated Statements of Cash Flows (Unaudited), Continued






                                                                             (As restated)             (As restated)
                                                                              Six months              November 6, 1996
                                                                           ended June 30,              (inception) to
                                                                           --------------
                                                                        2002               2001        June 30, 2002
                                                                        ----               ----        -------------
Cash flows from financing activities:
     Net proceeds from sale of common stock                       $        -               12,500           744,859
     Net proceeds from loans payable                                     307,760            -               307,760
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                              -                -                   140
                                                                   -------------      -----------     -------------

                           Cash flows from financing
                             activities                                  307,760           12,500         1,052,759
                                                                         -------           ------         ---------

Net increase in cash and equivalents                                      37,126               76            37,147

Cash and equivalents:
     Beginning of period                                                      21             -                 -
                                                                     -----------    -------------  ----------------

     End of period                                                $       37,147               76            37,147
                                                                        ========      ===========       ===========

Supplemental cash flow disclosures:
     Cash paid for interest                                       $        -                -                   113
                                                                  ==============    =============  ================

     Cash paid for income taxes                                   $        -                -                 -
                                                                   =============    =============  ================

     Shares issued for debt                                       $        -                -               595,000
                                                                  ==============    =============  ================
     Shares issued for services                                   $        -                -               414,606
                                                                   =============    =============        ==========
     Shares issued for investment                                 $        -                -                    30
                                                                   =============    =============    ==============

     Property costs financed by insurance
         of common stock                                         $         -                -                30,000
                                                                   =============    ==============  ===============

     Equipment financed by:
         Accounts payable                                                  -                -               200,000
         Insurance of common stock                                $        -                -                 5,000
                                                                   -------------    -------------      ------------

                                                                  $        -                -               205,000
                                                                   =============    =============        ==========



See accompanying notes to financial statements.


                        INDUSTRIAL MINERALS INCORPORATED
                         (An Exploration Stage Company)

                 Consolidated Statement of Stockholders' Equity
                                  June 30, 2002



                                                                                        (As restated)
                                                                                         Deficit
                                                                         (As restated)  Accumulated
                                                                         Additional     During the
                                                   Common Stock            Paid-In      Exploration       (As restated)
                                          ---------------------------
                                           # of Shares        Amount      Capital           Stage            Totals
                                           -----------        ------      -------           -----            ------

Inception - November 6, 1996                    -             $     -          -              -              -

Balance at December 31, 1998                  252,500              25        505,143       (750,830)      (245,662)
Issuance of stock for cash                     30,000               3        146,618          -            146,621
Issuance of stock for services                 55,000               6        274,994          -            275,000
Net loss                                        -                   -          -           (259,404)      (259,404)
                                       ------------------     --------  -------------   ------------    -----------

Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)       (83,445)

Issuance of stock for cash                     84,900               8        413,062          -            413,070
Issuance of stock for services                 70,000               7        349,993          -            350,000
Issuance of stock for Multiplex
     stock                                      3,000               1             29          -                 30
Issuance of stock for acquisition             475,463              47          4,699          -              4,746
Net loss                                        -                   -          -           (694,758)      (694,758)
                                       ------------------     --------  -------------   ------------    -----------

Balance at December 31, 2000                  970,863              97      1,694,538     (1,704,992)       (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997          -             60,000
Net loss                                        -                   -          -            (67,251)       (67,251)
                                       ------------------     --------  -------------   ------------    -----------

Balance at December 31, 2001                1,000,863             100      1,754,535     (1,772,243)       (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000           3,500     (1,740,393)     1,696,982        (39,911)
Minimum 50 shares
      post-split allocation                    30,406               -          -              -              -
Net loss                                        -                   -          -           (134,117)      (134,117)
                                       ------------------     --------  -------------   ------------    -----------

Balance at June 30, 2002                   36,031,269         $ 3,600         14,142       (209,378)      (191,636)
                                      ==================      ========  =============   ============    ===========


See accompanying notes to financial statements.

                        INDUSTRIAL MINERALS INCORPORATED
                         (An Exploration Stage Company)

                   Consolidated Notes to Financial Statements

                                  June 30, 2002
                                   (Unaudited)


(1)  Presentation of Interim Information
----------------------------------------

     In the opinion of the management of Industrial Minerals Incorporated, the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative for a full year.

     The financial statements and notes are presented as permitted by Form
         10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2001.

(2)  Restatement of Previously Issued Financial Statements
----------------------------------------------------------

     In response to comments by the United States Securities and Exchange
         Commission, the Company has restated its financial statements for the period from its inception (November 6, 1996) to June 30, 2002. This restatement is the result of an accounting reclassification from treatment of the Company as a development stage company to treatment as an exploration stage company. As an exploration stage company, all costs incurred are expensed, rather than capitalized. The net loss for the three months ended and the six months ended June 30, 2002 and 2001, and the period from November 6, 1996 (date of inception) to June 30, 2002, has been corrected to give effect to the restatement as follows:


                                                     Three months ended         Six months ended           November 6, 1996
                                                           June 30,                  June 30,               (inception) to
                                                2002                2001       2002            2001         June 30, 2002
                                                ----                ----       ----            ----        ----------------

Net loss, as previously stated                $  (113,944)         (54)         (158,577)       (2,568)         (1,930,820)

To expense development costs                      (12,228)          -            (42,778)        -                 (42,778)

To correct depreciation expense                    67,238           -             67,238         -                  67,238
                                                 --------         ----           --------     ---------         -----------

Net loss, as restated                         $   (58,934)         (54)         (134,117)       (2,568)         (1,906,360)
                                                 ========          ====          =======         =====           =========


There was no effect on net loss per common share issued.

                        INDUSTRIAL MINERALS INCORPORATED
                         (An Exploration Stage Company)

              Consolidated Notes to Financial Statements, Continued





(2) Restatement of Previously Issued Financial Statements, Continued
--------------------------------------------------------------------

     Additionally, the Company restated the cost of equipment purchased from a related party to reflect the actual cash paid, plus the par value of common stock issued. A summary of the adjustment recorded is as follows:

                                                 As
                                             previously                 Restated
                                               stated     Adjustment     amount
                                             ----------   ----------    --------
         Equipment                         $   3,632,366   (3,295,000)   337,336
                                               =========    =========    =======

         Additional paid-in capital        $   3,309,142   (3,295,000)    14,142
                                               =========    =========   ========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 AND 2001:

The Company had no revenues during the six months ended June 30, 2002 or 2001.

The Company had no revenues in the quarter in 2002 or 2001. In the quarter, the Company incurred $58,937 in expenses in 2002 compared to ($54) in 2001.

The net loss from operations was ($134,117) in 2002, compared to ($2,568) in 2001. There was no provision or credit for income taxes in either period. During the quarter ended June 30, 2002, the Company's operating expenses consisted primarily of professional fees incurred to facilitate required filings with SEC. The loss per share was (.01) in the quarter in 2002 and nominal in 2001.

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

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities


        On May 1, 2002, the remainder of the private company was merged into PNW Capital, Inc., and the name was changed. This resulted in the issuance of an-other 3,488,250 shares of the public company for the balance of the private company that PNW Capital did not already own.


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