Form 10QSB/A
period 2002-09-30
INDUSTRIAL MINERALS INC
filed 2003-04-01
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                      FOR THE QUARTER ENDED SEPTEMBER 30, 2002


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


As of September 30, 2002, there were 36,031,621 shares of $0.0001 par value common stock outstanding.


                        INDUSTRIAL MINERALS INCORPORATED
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets

                    September 30, 2002 and December 31, 2001

                                                                                                      (As restated)
                                                                                          Sept.30,     December 31,
                                                                                            2002          2001
                           Assets                                                      (Unaudited)      (Audited)
                           ------                                                      -----------      ---------

Cash                                                                                $         809                21
Receivables                                                                                12,404             -
Building and equipment, at cost                                                           389,208             -
  Less accumulated depreciation                                                            28,790             -
                                                                                         --------  ----------------

Net equipment                                                                             360,418             -
                                                                                          -------  ----------------
Prepaid Expenses                                                                            6,400             -
Deposits                                                                                    7,596           -
                                                                                        ---------  --------------
                           Total assets                                             $     387,627                21
                                                                                          =======    ==============

                         Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable:
        Non-related parties                                                                72,517            17,629
        Related parties                                                                   210,725             -
                                                                                          -------  ----------------

                           Total accounts payable                                         283,242            17,629

     Accrued interest payable                                                               5,913             -
     Loans payable                                                                        457,462             -
     Mortgage payable                                                                      17,000             -
                                                                                       ----------   ----------------

                           Total liabilities                                              763,617            17,629
                                                                                          -------       -----------
Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                -                 -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         36,031,621 shares issued and outstanding for 2002 and
         1,000,863 shares issued and outstanding for 2001                                   3,600               100
     Additional paid-in capital                                                            14,142         1,754,535
     Deficit accumulated during exploration stage                                        (393,732)       (1,772,243)
                                                                                          -------         ---------

                           Total stockholders' equity (deficit)                          (375,990)          (17,608)
                                                                                          -------       -----------

                           Total liabilities and stockholders' equity               $     387,627                21
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


                                        INDUSTRIAL MINERALS INCORPORATED
                                         (An Exploration Stage Company)

                                Consolidated Statements of Operations (Unaudited)

                            Three and nine month periods ended September 30, 2002 and
                      2001 and for the period from November 6, 1996 (Date of Inception) to
                                               September 30, 2002


                                                               (As restated)                (As restated)          (As restated)
                                                            Three months ended            Nine months ended        November 6, 1996
                                                               September 30,                 September 30,         (inception) to
                                                           2002            2001           2002            2001    September 30, 2002
                                                           ----            ----           ----            ----    ------------------
Revenue                                                $     -                -              -             -            15,537
                                                     --------------     ------------     ---------    -----------   -----------

Expenses:
     Cost of revenues                                        -                -              -             -            76,201
     Professional fees                                      20,661           60,000         79,520        60,000     1,013,049
     Royalty fees                                            8,775            -             17,550         -            17,550
     Depreciation and amortization                          21,898            -             28,790         -            37,082
     Impairment of long-lived assets                         -                -             -              -           582,176
     Other general and administrative                      133,020            -            149,836         2,688       274,543
     Property costs                                          -                -             42,778         -           108,971
                                                     --------------     ------------     ---------    -----------   -----------

                           Total expenses                  184,354           60,000        318,474        62,688     2,109,572
                                                     --------------     ------------     ---------    -----------   -----------

                           Loss from operations           (184,354)         (60,000)      (318,474)      (62,688)   (2,094,035)
                                                     --------------     ------------     ---------    -----------   -----------


Other income:
     Interest income                                         -                -                  3         -             2,727
     Other income                                            -                -             -                120           594
                                                     --------------     ------------     ---------    -----------   -----------

                           Total other income                -                -             -                120         3,321
                                                     --------------     ------------     ---------    -----------   -----------

                           Net loss                     $ (184,354)         (60,000)      (318,471)      (62,568)   (2,090,714)
                                                     ==============     ============     =========        ======    ===========

Net loss per common share                               $     (.01)            (.00)          (.01)         (.00)
                                                     ==============     ============     =========        ======

Weighted average common shares outstanding              36,001,380       97,000,000     28,666,252    97,000,000
                                                     ==============     ============     =========        ======



See accompanying notes to financial statements.



                        INDUSTRIAL MINERALS INCORPORATED
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)

                      Nine months ended September 30, 2002
                        and 2001 and for the period from
                     November 6, 1996 (Date of Inception) to
                               September 30, 2002



                                                                              (As restated)
                                                                               Nine months             (As restated)
                                                                                  ended               November 6, 1996
                                                                               September 30,           (inception) to
                                                                               -------------
                                                                       2002                 2001       Sept. 30, 2002
                                                                       ----                 ----       --------------

Cash flows from operating activities:
     Net loss                                                   $       (318,471)         (62,568)       (2,090,714)
     Adjustments to reconcile net loss to cash
         used in operating activities activities:
         Depreciation                                                     28,790            -                28,790
         Provision for bad debts                                           -                -                49,676
         Stock issued for services                                         -                -               414,606
         Impairment of long-lived assets                                   -                -               297,882
         Changes in:
              Receivables                                                (12,404)           -               (16,573)
              Inventory                                                    -                -                (5,527)
              Prepaid expenses                                            (6,400)           -                (6,939)
              Deposits                                                    (7,596)           -                (7,596)
              Accounts payable and accrued expenses                       30,429           50,144           (15,511)
              Accrued interest payable                                     5,913            -                 5,913
              Due to related parties                                      10,725            -               605,725
                                                                        --------       ------------        ----------

                           Cash flows from operating
                              activities                                (269,014)         (12,424)         (740,268)
                                                                         -------           ------         ----------

Cash flows from investing activities:
     Purchase of building and equipment                                 (184,208)           -              (188,368)
     Investment in Multiplex                                               -                -               (75,000)
     Acquisition of goodwill                                               -                -              (149,057)
     Loan to related party                                                 -                -               (50,000)
     Loan repayments                                                       -                -                 4,493
                                                                   -------------      -----------      ------------

                           Cash flows from investing
                              activities                                (184,208)           -              (457,932)
                                                                         -------      -----------        ----------

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



                                                   INDUSTRIAL MINERALS INCORPORATED
                                                    (An Exploration Stage Company)
                                     Consolidated Statements of Cash Flows (Unaudited), Continued



                                                                              (As restated)
                                                                               Nine months           (As restated)
                                                                                 ended               November 6, 1996
                                                                              September 30,          (inception) to
                                                                              -------------
                                                                       2002               2001        Sept.30, 2002
                                                                       ----               ----        -------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                       $        -               12,500           744,859
     Net proceeds from loans payable                                     437,010            -               437,010
     Mortgage payable                                                     17,000            -                17,000
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                              -                -                   140
                                                                   -------------      -----------      ------------

                           Cash flows from financing
                              activities                                 454,010           12,500         1,199,009
                                                                   -------------      -----------      ------------

Net increase in cash and equivalents                              $          788               76               809

Cash and equivalents at beginning of period                                   21             -               -
                                                                   -------------      -----------      ------------

Cash and equivalents at end of period                             $          809               76               809
                                                                   =============      ===========      ============

Supplemental cash flow disclosures:
     Cash paid for interest                                       $        -                 -                  113
                                                                   =============      ===========      ============

     Cash paid for income taxes                                   $        -                 -               -
                                                                   =============      ===========  ================

     Shares issued for debt                                       $        -                 -              595,000
                                                                   =============      ===========      ============
     Shares issued for services                                   $        -                 -              414,606
                                                                   =============      ===========      ============
     Shares issued for investment                                 $        -                 -                   30
                                                                   =============      ===========      ============
     Property costs financed by
         insurance of common stock                                $        -                 -               30,000
                                                                   =============      ===========      ============
     Equipment financed by:
         Accounts payable                                                  -                 -              200,000
         Insurance of common stock                                         -                 -                5,000
                                                                   -------------      -----------      ------------

                                                                  $        -                 -              205,000
                                                                   =============      ===========      ============



See accompanying notes to financial statements.



                                        INDUSTRIAL MINERALS INCORPORATED
                                         (An Exploration Stage Company)

                           Consolidated Statement of Stockholders' Equity (Unaudited)
                                               September 30, 2002


                                                                                       (As restated)
                                                                                          Deficit
                                                                       (As restated)    Accumulated
                                                                        Additional      During the
                                                   Common Stock            Paid-In      Exploration     (As restated)
                                          ---------------------------
                                           # of Shares        Amount      Capital           Stage            Totals
                                           -----------        ------      -------           -----            ------
Inception - November 6, 1996                    -             $     -          -              -              -

Balance at December 31, 1998                  252,500              25        505,143       (750,830)      (245,662)
Issuance of stock for cash                     30,000               3        146,618          -            146,621
Issuance of stock for services                 55,000               6        274,994          -            275,000
Net loss                                        -                   -          -           (259,404)      (259,404)
                                      ----------------    ------------     ----------    -----------     ----------
Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)       (83,445)

Issuance of stock for cash                     84,900               8        413,062          -            413,070
Issuance of stock for services                 70,000               7        349,993          -            350,000
Issuance of stock for Multiplex
     stock                                      3,000               1             29          -                 30
Issuance of stock for acquisition             475,463              47          4,699          -              4,746
Net loss                                        -                   -          -           (694,758)      (694,758)
                                      ----------------    ------------     ----------    -----------     ----------
Balance at December 31, 2000                  970,863              97      1,694,538     (1,704,992)       (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997          -             60,000
Net loss                                        -                   -          -            (67,251)       (67,251)
                                      ----------------    ------------     ----------    -----------     ----------
Balance at December 31, 2001                1,000,863             100      1,754,535     (1,772,243)       (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000           3,500      1,740,393      1,696,982        (39,911)
Minimum 50 shares
     post-split allocation                     30,758               -          -              -              -
Net loss                                        -                   -          -           (318,471)      (318,471)
                                      ----------------    ------------     ----------    -----------     ----------
Balance at September 30, 2002              36,031,621       $   3,600         14,142       (393,732)      (375,990)
                                      ================    ============     ==========    ===========     ==========


See accompanying notes to financial statements.

                        INDUSTRIAL MINERALS INCORPORATED
                         (An Exploration Stage Company)

                   Consolidated Notes to Financial Statements

                               September 30, 2002
                                   (Unaudited)


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

(2)  Restatement of Previously Issued Financial Statements
----------------------------------------------------------

     In response to comments by the United States Securities and Exchange
         Commission, the Company has restated its financial statements for the period from its inception (November 6, 1996) to September 30, 2002. This restatement is the result of an accounting reclassification from treatment of the Company as a development stage company to treatment as an exploration stage company. As an exploration stage company all costs incurred are expensed, rather than capitalized. The net loss for the three months ended and the nine ended September 30, 2002 and the period from November 6, 1996 (date of inception) to September 30, 2002 has been corrected to give effect to the restatement as follows:


                                                Three months ended           Nine months ended         November 6, 1996
                                                   September 30,                September 30,          (inception) to
                                              2002             2001         2002             2001      September 30, 2002
                                              ----             ----         ----             ----      ------------------
Net loss, as previously stated          $  (385,732)         (60,000)    (544,309)         (62,568)       (2,316,552)

To expense development costs                  -                -          (42,778)           -               (42,778)

To correct depreciation expense             201,378            -          268,616            -               268,616
                                            -------          --------    ---------        ---------       -----------

Net loss, as restated                   $  (184,354)         (60,000)    (318,471)         (62,568)       (2,090,714)
                                            =======          ========    =========        ==-======       ===========

The restatement decreased net loss per share for the nine months ended September 30, 2002 from (.02) to (.01). There was no effect on net loss per common share issued for the other periods presented.

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

                                              As
                                          previously                   Restated
                                            stated       Adjustment     amount

         Equipment                     $    3,684,208    (3,295,000)   389,208
                                            =========     =========    =======

         Additional paid-in capital    $    3,309,142    (3,295,000)    14,142
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


Depreciation and amortization expense for the three-month period ending September 30, 2002 totaled $21,898. There was no depreciation and amortization expense during the three-month period ending September 30, 2001. This represents a 100% increase in the three-month period ending September 30, 2002 over the same period ending September 30, 2001. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending September 30, 2002 compared to the same three-month period ending September 30, 2001.


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

The company has had a net loss of ($184,354) for the three-month period ending September 30, 2002 as compared to a net loss of ($60,000) for the three-month period ending September 30, 2001. This represents an increase of $124,354 for the three-month period ending September 30, 2002 compared to the same three-month period ending September 30, 2001. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending September 30, 2002 compared to the same three-month period ending September 30, 2001.


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


Depreciation and amortization expense for the nine-month period ending September 30, 2002 totaled $28,790. There was no depreciation and amortization expense during the nine-month period ending September 30, 2001. This represents a 100% increase in the nine-month period ending September 30, 2002 over the same period ending September 30, 2001. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending September 30, 2002 compared to the same three-month period ending September 30, 2001.

The net loss per share was ($.01) in the quarter in 2002 compared to a nominal loss in 2001.

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


The company has had a net loss of ($318,474) for the nine-month period ending September 30, 2002 as compared to a net loss of ($62,688) for the nine-month period ending September 30, 2001. This represents an increase of $255,786 for the nine-month period ending September 30, 2002. This increase is due to an increase in activity surrounding the operations of the company during the nine-month period ending September 30, 2002 compared to the same nine-month period ending September 30, 2001. The net loss per share in the period was ($.01) in 2002 compared to a nominal loss in 2001.


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


The company had no revenue during the first nine-month period ending September 30, 2002 and expects to have no revenue in each of the next three-quarters ending December 31, 2002, March 31, 2003 and June 30, 2003. The company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for graphite if it is able to achieve mine production of such.


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


Evaluation of Internal and Disclosure Controls
----------------------------------------------

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Dated: April 1, 2003

                                          INDUSTRIAL MINERALS, INC.



                                          by: /s/ John Melnyk
                                          ------------------------------
                                          John Melnyk, CFO/Secretary/Treasurer