Form 10KSB/A
period 2002-12-31
INDUSTRIAL MINERALS INC
filed 2003-04-01
CIK 1035422

FORM 10-KSB/A


                                  AMENDMENT #2


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2001



                        Commission file number 000-30651

                            Industrial Minerals, Inc.
                            -------------------------
                 (Name of small business issuer in its charter)

                           Formerly PNW Capital, Inc.

        Delaware                                    06-1474412
        --------                                    ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3
--------------------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (416) 979-4621
                                      ----------------
Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

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


     Bullseye Communication Group was hired to develop an overall marketing plan for the Company and the two "mall" websites. All website and "mall" development work was terminated in the fall of 2000, due to lack of capital and difficulty of attacting business. According to Company records, Bullseye Communication Group was paid a total of $5000 for development of the website.


     In fall of 2000 the Company acquired 100% of the issued and outstanding stock of PB&J Inc., a newly formed Colorado Corporation upon issuance of 47,460,000 shares of common stock to the principals of PB&J, who became the management and Directors of PNWC.

     The PB&J transaction was brought to the company by Messrs. Silva & McFarlane who were not officers and Directors or affiliates of the company. The transaction was completed as a share exchange.

     The Board of Directors determined that the consideration for the business concept of PB&J was adequate based upon the facts that: a) the company had no active business. b) the business plan appeared to have potential, c) the market price of the stock was very low. d) no other more promising businesses were willing to be acquired, when the company had no capital to invest. There was an arms length negotiation between the then Board of Directors and the principals of PB&J. Two owners of PB&J Mssr. Silva & McFarlane became officers, directors, and affiliates of the company after the PB&J transaction.

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

     On January 31, 2002, PNW Capital, Inc. ("PNW" or the "Company"), entered into a definitive acquisition agreement to acquire Industrial Minerals Incorporated ("IMI"), a private Nevada corporation, owner of certain mineral leases located in the Townships of Head, Clara and Maria in the County of Renfrew and the Province of Ontario, Canada. The Agreement for Share Exchange was executed January 31, 2002 and approved by the Board of Directors on January 31, 2002. The negotiation was at arms length.

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


     In the transaction IMI became a wholly owned subsidiary of PNW. The Company nor its subsidiary currently have any revenue producing operations. The stockholders of IMI became stockholders of PNW, and their rights as stockholders are governed by the PNW articles of incorporation and bylaws, as currently in effect, and the laws of the State of Delaware. Following the acquisition, PNW is continuing on IMI's operations under the changed company name-Industrial Minerals Inc. PNW's then current board of directors resigned and a new board of directors was appointed after Notice pursuant to Section 14f of the Securities and Exchange Act of 1934 was mailed to shareholders. Shareholders did not vote on this appointment of directors.

        The IMI transaction was introduced to the company by a shareholder of the company who was not an officer or director or affiliate. The transaction was approved by the Board, because the company had been unable to raise capital for the PB&J project. The purchase consideration was negotiated based upon a summary of report prepared by Ben Ainsworth of Ainsworth-Jenkins. This report prepared by Mr. Ainsworth summarized previous reports by Kilborn Engineering Ltd., KHD Canada Ltd., Pincock, Alan & Holt, Cominco Engineering Services Ltd and Environ-mental Applications Group Ltd.


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

Item 2 - Description of Property
--------------------------------

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


     On June 20, 2002, the Company acquired the following unpatented graphite mining claims. SO 1249711 (11 units) SO 1249723 (3 units) SO 1234705 (2 units) They covers a total area of approximately 625 acres or 248 hectares. They're located in Maria township in Ontario, Canada. The company acquired the graphite mining claims from Messrs. P. McLean and F. Tagliamonte and from the estate of
P. Lacombe. The company paid $50,000 (Canadian) for the property. The trans-action to acquire the claims were at "arms length" with Sellers. Sellers are not and were not affiliates of IMI at the time of the transaction. The company is responsible for a royalty in the amount of $20 (Canadian) per tonne of graphite produced. The company must pay an advance royalty of $27,000 Canadian yearly which will be recaptured once the property is producing and there are sales.


     The Company's mailing address is One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3.

Item 3 - Legal Proceedings
--------------------------

        The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

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

                                    PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

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

Item 6 - Management's Discussion and Analysis or Plan of Operation


Subsequent to fiscal year ending December 31, 2001 the company has completed work on its Bissett Creek Graphite Property as follows:

o Access roads on the property have been upgraded along with 800 feet of new road built to the mill site area.
o Site preparation for the crushing facility, including a concrete pad, has been completed.
o Stripping of the overburden at pit #4 is complete. This is the area where the mining will begin.
o All equipment required for the crushing facility has been procured and delivered to the site.
o    The primary crusher has been assembled.
o    Screening equipment and a secondary crusher have been put in place.
o A bulk sample (approximately 200 tons of material) has been crushed through the primary crusher.
o    The ground for two buildings has been prepared.
o    As per the mining lease the mine closure plan is being developed.
o    Various metallurgical tests have been performed on the Bissett Creek
     Graphite.


As of the date of this filing the following work is required in order to complete the plant:

o Construction of two buildings, one 2500 square feet and one 10,200 square feet.
o    Conveyor belts.
o    Completing the mine closure plan.
o    Concrete pads.
o    Construction of bins.
o    Dust collection.
o    Steel structures and collection pans.
o    Electrical installations


As discussed above, the following items along with the estimated cost are required to complete the plant on the Bissett Creek Graphite Property.

o    Two buildings total 12,700 square feet                   $  65,000.00
o    Conveyor belts                                           $  49,000.00
o    Completion of mine closure plan.                         $  25,000.00
o    Concrete work.                                           $  62,000.00
o    Dust collection equipment and bins.                      $  31,600.00
o    Steel work.                                              $  13,455.00
o    Electrical installations                                 $ 225,000.00
o    Payment to Contractors to complete work.                 $ 142,300.00


The company has been able to obtain debt financing in the amount of: $775,373. The interest rate on this debt is 7% calculated yearly and is currently accru-ing. The principal and accrued interest is due and payable on July 31, 2003.

In addition to this financing the company secured a first mortgage in the amount of $17,000 on a house and separate building. The payments on this mortgage are $250.00 monthly at an interest rate of 7% per annum, calculated semi-annually not in advance. This mortgage matures August 29, 2007.

The company also owes to a related party $180,000.00 as of December 31, 2002. Subsequent to December 31, 2002 the company has paid $40,000.00 to this related party.

Subsequent to December 31, 2002 the company secured debt financing in the amount of $181,200.00 at an interest rate of 7% calculated annually. The principal and accrued interest is due and payable on July 31, 2003. These funds were advanced by a non-affiliated shareholder.

In addition to the financing currently in place the company requires additional financing in the amount of $623,355.00 to complete the construction of the mine facility. The company has also budgeted for a monthly administration cost of $30,000.00. The company will also require $200,000.00 to start processing graphite to build an inventory of approximately 1000 tons of graphite; these funds are required for the operation of the mine. The company requires additional financing in the amount of $962,155.00($1,143,355 minus financing that was obtained subsequent to December 31, 2002 in amount of $181,200.00). This will enable the company to finish building the plant ($623,355), pay the account payable to a related party ($140,000) and provide for monthly administra -tion costs of $30,000.00 each for the months of January through and including June of 2003 and have $200,000.00 to operate the mine to build an inventory of approximately 1000 tons of graphite.

It should also be noted that virtually 100% of the companies' debt is due and payable on July 31, 2003. Management of the company has entered into discussions to renegotiate the terms of the company's debt. These negotiations are on going and no agreement has been reached as of this date.

Of course, there is no assurance that the Company will be able to achieve loans or private placements to carry out operations, nor is there any assurance that the Company will ever achieve any product sales.

The Company has the following loans due on dates in next year:

Loans Due

$775,373 outstanding balance as of December 31, 2002 plus accrued interest at the rate of 7% per annum payable in United States dollars due July 31, 2003.

$181,200 advanced to the company subsequent to December 31, 2002 plus accrued interest at the rate of 7% per annum payable in United States dollars due July 31, 2003.

The Company has the following capital commitments for leases and equipment:

Capital Commitments

Equipment: NONE

Office premises Jan., Feb., March and April $455.00 (USD) monthly for rent. The premises will then be occupied on a month-to-month basis at the rental rate of $455.00 (USD) monthly The Company expects to continue occupying these premises for the remainder of its 2003 fiscal year. These payments are due on the first of every month.

Mortgage Payable

The Company has committed to a payment of $250.000 (USD) monthly throughout 2003 for its house in Bissett Creek. These payments are due on the 29th of each month.

Investors and potential investors should be aware that even though the company has been able to raise funds to date in the amount of $973,673.00 there can be no guarantee that the company will be successful in obtaining satisfactory financing in the amount of $962,055.00 which the company requires. There are no financing commitments currently in place for the required funds in the amount of $962,055.00. The company intends to continue to seek debt financing to complete this project from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time, except to attempt to borrow money or make private placements of stock. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen business of the Company. The Company does not have any other plan in place to provide capital or financing for its opera-tions.

Should the company obtain the necessary financing to complete the mine and begin production investors should be further cautioned that there might not be a market for the company's graphite. The company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

As of March 13, 2003, the Company owed a total of $939,947.25. The interest associated with this debt is 7% per annum. To March 13, 2003, interest in the amount of $11,512 has accrued. The principal and accrued interest is due and payable on July 31, 2003. Three non-affiliated shareholders have advanced these funds.

Item 7 - Financial Statements
-----------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

     For 2001 Michael Johnson & Co. was the auditor and that report is found @ p.F-1 to F-8. For 2000, Bateman & Co., Inc. P.C. was the auditor and such report is found at p. F-9 to F-22.



Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

Bateman & Co., Inc., P.C., formerly auditors for the Company, was dismissed as auditor. On February 18, 2001 Michael Johnson & Co.,LLC were engaged as auditors for Company on February 18, 2001. The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors. In connection with audit of the two most recent fiscal year and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the sub-ject of the disagreement(s). The audit report by Bateman & Co., Inc., P.C. for the two years ended December, 31, 2000 and 1999, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Bateman & Co., Inc., P.C. for the two years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

 The current Executive officers of Registrant at December 31, 2001 are:

              NAME                     POSITION HELD         TENURE

         Edward V. Verby                President            Annual
         John Melnyk                    Secretary            Annual

The persons who are directors of the Registrant Registrant at December 31, 2001 are:

         Name                               Age
         ----                               ---
         Edward V. Verby                     60
         John Melnyk                         53
         Stephen W. Weathers                 42


         Business Experience

         The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.



     EDWARD V. VERBY, age 60, in 1963 earned his Bachelor of Commerce degree from Loyola College in Montreal with a major in economics. From 1963 to 1991 he worked in the tire industry retiring from Uniroyal-Goodrich Canada, Inc. where he held the position of Vice President of Sales. Mr. Verby became a director and later President of Great Lakes Nickel Limited in 1991 resigning both positions in December of 2001. He has been a partner and director of Anderson Tire & Treads in Hamilton since 1991.

     JOHN MELNYK, age 53, studied Business Administration and Commerce at the University of Alberta from 1970 to 1974. From 1974 to 1978 he managed a sales territory for McQueen Sales Company, Ltd., a distributor of photographic products. From 1978 to 1982 he was a self employed sales agent in the photographic industry. In 1982 he purchased an interest in a photo finishing lab which he sold in 1994. From 1994 to present he has been a self employed business consultant. Mr. Melnyk also served as the President and a director of Murphy's Investment Corp. a privately held Corporation. He resigned his position in March 2002.

     STEPHEN W. WEATHERS, age 42, earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works in the environmental remediation division for a Duke Energy Field Services which is a natural gas processing company (1999-2002). Mr. Weathers also serves as a director of Sun River Mining, Inc. which is seeking a business acquisition.


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

Item 10 - Executive Compensation
--------------------------------

                             EXECUTIVE COMPENSATION

Cash Compensation.

     Compensation paid for all services provided up to December 31, 2001 (1) to each of our executive officers and (2) to all officer as a group.


SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                    Cash Compensation                  Security Grants
NAME AND          YEAR      SALARY       BONUS      CONSULTING       NUMBER OF   SECURITIES        LONG TERM
PRINCIPAL                                           FEES/OTHER       SHARES      UNDERLYING        COMPENSATION/OPTION
POSITION                                            FEES ($)                     OPTIONS/
                                                                                 SARS (#)
================= ========= ============ ========== ================ =========== ================= ================
Daneil C          1999      0            0          0                0           0                 0
Silva,            2000      0            0          0                0           0                 0
President         2001      0            0          0                750,000*    0                 0
----------------------------------------------------------------------------------------------------------
Joseph L.         1999      0            0          0                0           0                 0
McFarland Jr.     2000      0            0          0                0           0                 0
Secretary         2001      0            0          0                750,000*    0                 0
----------------------------------------------------------------------------------------------------------
Gary Burnie,
Secretary         1999      0            0          0                 550,000    0                 0
                  2000      0            0          0                      0     0                 0
(Resigned 2000)   2001      0            0          0                      0     0                 0
----------------------------------------------------------------------------------------------------------
Officers as a     1999      0            0          0                0           0                 0
Group             2000      0            0          0                  550,000   0                 0
                  2001      0            0          0                1,500,000*  0                 0
----------------------------------------------------------------------------------------------------------

* Shares issued in December 2001 for services rendered, valued at $15,000 for each 750,000 shares.

                     SUMMARY COMPENSATION TABLE OF DIRECTORS

                             (TO DECEMBER 31, 2001)
NAME AND PRINCIPAL        YEAR      ANNUAL        MEETING      CONSULTING         NUMBER OF     SECURITIES
                                    RETAINER      FEES ($)     FEES/OTHER FEES    OPTION        UNDERLYING OPTIONS/
POSITION                            FEES ($)                   ($)                SHARES        SARS (#)
                                                                                  EXERCISED
===============================================================================================================
Daniel C. Silva           2000          0             0            0                  0             0
                          2001          0             0            0                  0             0
-------------------------------------------------------------------------------------------------------------
Joseph L. McFarland, Jr.  2000          0             0            0                  0             0
                          2001          0             0            0                  0             0
-------------------------------------------------------------------------------------------------------------
Gary Burnie, Secretary
(Resigned 2000)           1999          0             0            0                  0       550,000
                          2000    100,000             0            0          2,000,000             0
                          2001          0             0            0                  0             0
-------------------------------------------------------------------------------------------------------------
Wayne Miller              2000    100,000             0            0          2,000,000             0
(Resigned 2000)           2001          0             0            0                  0             0
-------------------------------------------------------------------------------------------------------------
Barry Miller              2000     25,000             0            0                  0       500,000
(Resigned 2000)           2002          0             0            0                  0             0
-------------------------------------------------------------------------------------------------------------
Directors as a            1999          0             0            0                  0       550,000
Group                     2000    225,000             0            0          4,000,000       500,000
                          2001          0             0            0                  0             0
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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------

The following table shows the share ownership of officers, directors and 5% or greater shareholders.


Name and Address of                         Number of          Percent of Common
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

Acquisition of Peanut Butter and Jelly, Inc.
------------------------------------------

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

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

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



                                          Industrial Minerals, Inc.



Date:  April 1, 2003                      By: /s/ Edward V. Verby
                                              -----------------------------
                                              Edward V. Verby, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 1, 2003           By: /s/ Edward V. Verby
       --------------          ----------------------------------------
                               Edward V. Verby, President, Chairman, & Director


Date:  April 1, 2003            /s/ John Melnyk
       --------------           -----------------------------------------
                                John Melnyk, Secretary



                                DIRECTORS:


       April 1, 2003            /s/ Edward V. Verby
                                -------------------------------------------
                                Edward V. Verby



       April 1, 2003            /s/ John Melnyk
                                -------------------------------------------
                                John Melnyk


       April 1, 2003            /s/ Stephen Weathers
                                -------------------------------------------
                                Stephen Weathers

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

Organization:
----------

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

Basis of Presentation - Development Stage Company:
-----------------------------------------------

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

Basis of Accounting:
-----------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents:
-----------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:
--------------

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

Net Loss Per Share:
----------------

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



Other Comprehensive Income
------------------------

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


                                                     BATEMAN & CO., INC., P.C.
Houston, Texas
May 4, 2001

                                     Member
               INTERNATIONAL ASSOCIATION OF PRACTICING ACCOUNTANTS
                  Offices in Principal Cities Around The World


           PNW CAPITAL, INC. (Formerly Winchester Mining Corporation)
                        (A development stage enterprise)
                           Consolidated Balance Sheets
                                December 31, 2000



ASSETS
  Current assets:
    Cash                                                                                                    $ 102
                                                                                              --------------------
      Total current assets                                                                                    102
                                                                                              --------------------
      Total assets                                                                                          $ 102
                                                                                              ====================


LIABILITIES
  Current liabilities:
    Bank overdraft                                                                                          $ 119
    Accounts payable and accrued expenses                                                                $ 62,832
    Accrued liability for contingencies                                                                    25,000
                                                                                              --------------------
      Total current liabilities                                                                            87,951
                                                                                              --------------------
      Total liabilities                                                                                    87,951
                                                                                              --------------------

  Commitments and contingencies                                                                         -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.0001 par value, 100,000,000 shares
    shares authorized, 97,000,000
    shares issued and outstanding                                                                           9,700
  Capital in excess of par value                                                                        1,684,935
  Deficit accumulated during the
    development stage                                                                                  (1,782,484)
                                                                                              --------------------
      Total stockholders' equity (deficit)                                                                (87,849)
                                                                                              --------------------
      Total liabilities and stockholders' equity                                                            $ 102
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


                                                                      Cumulative
                                                                     November 6,
                                                                    1996 through
                                                                   December 31,                    Years Ended December 31,
                                                                                  ------------------------------------------

                                                                           2000                  2000                  1999
                                                             -------------------  --------------------  --------------------

Revenues                                                               $ 15,537                   $ -              $ 15,537
                                                             -------------------  --------------------  --------------------

Less, Costs and expenses:
  Cost of revenues                                                       76,201                     -                76,201
  Consulting and management fees                                        901,021               345,495               140,309
  Provision for contingencies                                            25,000                     -                25,000
  Depreciation and amortization                                           8,292                 7,753                   305
  Impairment of long-lived assets                                       306,176               306,176                     -
  Writeoffs and abandonments of
    mineral properties                                                  276,000                     -                     -
  Other general and administrative                                      208,416               113,606                33,126
                                                             -------------------  --------------------  --------------------
    Total operating expenses                                          1,801,106               773,030               274,941
                                                             -------------------  --------------------  --------------------
    Loss from operations                                             (1,785,569)             (773,030)             (259,404)
                                                             -------------------  --------------------  --------------------

Other income (expense):
  Interest income                                                         2,724                   419                     -
  Foreign exchange                                                          474                   474                     -
  Interest expense                                                         (113)                 (113)                    -
                                                             -------------------  --------------------  --------------------
    Total other income (expense)                                          3,085                   780                     -
                                                             -------------------  --------------------  --------------------
    Loss before taxes on income                                      (1,782,484)             (772,250)             (259,404)

  Provision for income taxes                                                  -                     -                     -
                                                             -------------------  --------------------  --------------------
      Net loss                                                      $(1,782,484)            $(772,250)            $(259,404)
                                                             ===================  ====================  ====================


Basic earnings (loss)
  per common share                                                                            $ (0.01)              $ (0.01)
                                                                                  ====================  ====================

Weighted average shares outstanding                                                        53,055,929            31,895,206
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



                                                                         Cumulative
                                                                        November 6,
                                                                       1996 through
                                                                       December 31,                Years Ended December 31,
                                                                                      --------------------------------------
                                                                               2000                2000                1999
                                                                --------------------  ------------------   -----------------

 Cash flows from operating activities:
  Net loss                                                              $(1,782,484)         $ (772,250)         $ (259,404)
  Adjustments to reconcile net income to
   cash provided (used) by development
   stage activities:
    Provision for bad debts                                                  49,676               4,169                   -
    Depreciation and amortization                                             8,292               7,753                 305
    Stock issued for services                                               354,696             354,696                   -
    Impairment of long-lived assets                                         306,174             306,174                   -
    Change in current assets and liabilities:
      Accounts receivable                                                    (4,169)             (4,169)                  -
      Inventory                                                              (5,527)             (2,711)             (2,816)
      Prepaid expenses                                                         (539)                970                (970)
      Accounts payable and accrued expenses                                  62,832              36,714              21,669
      Accrued liability for contingencies                                    25,000                   -              25,000
      Due to related parties                                                595,000             (36,332)             69,665
                                                                --------------------  ------------------   -----------------
  Cash flows from operating activities                                     (391,049)           (104,986)           (146,551)
                                                                --------------------  ------------------   -----------------

 Cash flows from investing activities:
   Purchase of equipment                                                    (12,452)            (12,452)                  -
   Investment in Multiplex                                                  (75,000)            (75,000)                  -
   Website development costs                                                (71,861)            (71,861)                  -
   Acquisition of goodwill                                                 (149,057)           (149,057)                  -
   Loan to related party                                                    (50,000)                  -                   -
   Loan repayments                                                            4,493                   -                   -
                                                                --------------------  ------------------   -----------------
  Cash flows from investing activities                                     (353,877)           (308,370)                  -
                                                                --------------------  ------------------   -----------------

 Cash flows from financing activities:
  Net proceeds from sale of common stock                                    744,859             413,070             146,621
  Cash acquired in acquisition of Peanut
    Butter & Jelly, Inc.                                                         50                  50                   -
                                                                --------------------  ------------------   -----------------
  Cash flows from financing activities                                      744,909             413,120             146,621
                                                                --------------------  ------------------   -----------------

 Net increase (decrease)
  in cash and equivalents                                                     $ (17)               (236)                 70
                                                                ====================

 Cash and equivalents:
  Beginning of period                                                                               219                 149
                                                                                      ------------------   -----------------
  End of period                                                                                   $ (17)              $ 219
                                                                                      ==================   =================


 Supplemental cash flow disclosures:
  Cash paid for interest                                                      $ 113               $ 113                 $ -
  Cash paid for income taxes                                                      -                   -                   -
  Non-cash financing and
   investing activities:
    Shares issued for debt                                                  595,000                   -             275,000
    Shares issued for services                                              354,696             354,696                   -
    Shares issued for investment                                                 30                  30                   -

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