Form 10QSB/A
period 2002-03-31
INDUSTRIAL MINERALS INC
filed 2003-04-10
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                FORM 10-QSB/A #2
                      FOR THE QUARTER ENDED MARCH 31, 2002


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

As of March 31, 2002, there were 32,543,019 shares of $0.0001 par value common stock outstanding



                                   PNW CAPITAL, INC.
                            (An Exploration Stage Company)

                                    Balance Sheets

                         March 31, 2002 and December 31, 2001



                                                                                (As restated)
                                                                                   March 31,     December 31,
                                                                                       2002          2001
                           Assets                                                 (Unaudited)      (Audited)
                           ------                                                 -----------      ---------
Cash                                                                           $       3,116                21
Equipment, at cost                                                                   205,000             -
Prepaid expenses                                                                       8,031             -
Deposits                                                                               7,296             -
                                                                                     -------       -----------

                           Total assets                                        $     223,443                21
                                                                                     =======       ===========

                         Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable:
        Non-related parties                                                           75,252            17,629
        Related parties                                                              281,243             -
                                                                                     -------       -----------

                           Total liabilities                                         356,495            17,629
                                                                                     -------       -----------
Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                           -                 -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         32,543,019 shares issued and outstanding for 2002 and
         1,000,863 shares issued and outstanding for 2001                              3,250               100
     Additional paid-in capital                                                       14,142         1,754,535
     Deficit accumulated during exploration stage                                   (150,444)       (1,772,243)
                                                                                     -------       -----------

                           Total stockholders' equity (deficit)                     (133,052)          (17,608)
                                                                                     -------       -----------

                           Total liabilities and stockholders' equity          $     223,443                21
                                                                                     =======       ===========



See accompanying notes to financial statements.





                                   PNW CAPITAL, INC.
                            (An Exploration Stage Company)

                         Statements of Operations (Unaudited)

                 Three month period ended March 31, 2002 and 2001 and
             for the period from November 6, 1996 (Date of Inception) to
                                    March 31, 2002





                                                                                                    (As restated)
                                                                                Three month         (As restated)
                                                                                period ended        November 6, 1996
                                                                                   March 31,        (inception) to
                                                                                   ---------
                                                                          2002              2001     March 31, 2002
                                                                          ----              ----     --------------

Revenue                                                           $       -                -                 15,537
                                                                     -----------           ------      ------------

Expenses
     Cost of revenues                                                     -                -                 76,201
     Professional fees                                                    31,545           -                965,074
     Royalty fees                                                          8,775           -                  8,775
     Depreciation and amortization                                        -                -                  8,292
     Impairment of long-lived assets                                      -                -                582,176
     Other general and administrative                                      4,313            2,634           129,020
     Property costs                                                       30,550           -                 96,743
                                                                     -----------           ------      ------------

                           Total expenses                                 75,183            2,634         1,866,281
                                                                     -----------           ------      ------------

                           Loss from operations                          (75,183)          (2,634)       (1,850,744)
                                                                     -----------           ------      ------------
Other income (expense):
     Interest income                                                      -                -                  2,724
     Other income                                                         -                   (77)              594
                                                                     -----------           ------      ------------

                           Total other income (expense)                   -                   (77)            3,318
                                                                     -----------           ------      ------------

                           Net loss                               $      (75,183)          (2,711)       (1,847,426)
                                                                     ===========           ======      ============

Net loss per common share                                         $         (.00)            (.00)
                                                                     ===========           ======      ============

Weighted average common shares outstanding                            29,011,307       97,000,000
                                                                      ==========       ==========



See accompanying notes to financial statements.



                                   PNW CAPITAL, INC.
                            (An Exploration Stage Company)

                         Statements of Cash Flows (Unaudited)

                Three month period ended March 31, 2002 and 2001 and
             for the period from November 6, 1996 (Date of Inception) to
                                    March 31, 2002



                                                                              (As restated)
                                                                              Three month              (As restated)
                                                                              period ended             November 6, 1996
                                                                                March 31,              (inception) to
                                                                                ---------
                                                                            2002            2001        March 31, 2002
                                                                            ----            ----        --------------
Cash flows from operating activities:
     Net loss                                                     $      (75,183)          (2,711)       (1,847,426)
     Adjustments to reconcile net loss to cash
         provided (used) by operating
         activities:
         Provision for bad debts                                           -                -                49,676
         Stock issued for services                                         -                -               414,606
         Impairment of long-lived assets                                   -                -               306,174
         Changes in:
              Receivables                                                  -                -                (4,169)
              Inventory                                                    -                -                (5,527)
              Prepaid expenses                                            (8,031)           -                (8,570)
              Deposits                                                    (7,296)           -                (7,296)
              Accounts payable and accrued expenses                       93,605           (9,696)          111,234
              Due to related parties                                       -                -               595,000
                                                                     -----------      -----------         ---------

                           Cash flows from operating
                             activities                                    3,095          (12,407)         (396,298)
                                                                     -----------      -----------         ---------

Cash flows from investing activities:
     Purchase of equipment                                                 -                -                (4,160)
     Investment in Multiplex                                               -                -               (75,000)
     Increase in development costs                                         -                -               (71,861)
     Acquisition of goodwill                                               -                -              (149,057)
     Loan to related party                                                 -                -               (50,000)
     Loan repayments                                                       -                -                 4,493
                                                                     -----------      -----------         ---------

                           Cash flows from investing
                             activities                                    -                -              (345,585)
                                                                     -----------      -----------         ---------
                                                                                                                      (Continued)


See accompanying notes to financial statements.



                                    PNW CAPITAL, INC.
                             (An Exploration Stage Company)

                     Statements of Cash Flows (Unaudited), Continued






                                                                              (As restated)
                                                                              Three month              (As restated)
                                                                              period ended             November 6, 1996
                                                                                March 31,              (inception) to
                                                                                ---------
                                                                             2002          2001        March 31, 2002
                                                                             ----          ----        --------------
Cash flows from financing activities:
     Net proceeds form sale of common stock                          $     -               12,500           744,859
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                              -                -                   140
                                                                       ---------      -----------       -----------
                           Cash flows from financing
                             activities                                    -               12,500           744,999
                                                                       ---------      -----------       -----------
Net increase in cash and equivalents                                       3,095               93             3,116

Cash and equivalents:
     Beginning of period                                                      21              (17)           -
                                                                       ---------      -----------       -----------

     End of period                                                   $     3,116               76             3,116
                                                                       =========      ===========       ===========
Supplemental cash flow disclosures:
     Cash paid for interest                                          $     -                -                   113
                                                                       =========      ===========       ===========

     Cash paid for income taxes                                      $     -                -                 -
                                                                       =========      ===========       ===========

     Shares issued for debt                                          $     -                -               595,000
                                                                       =========      ===========       ===========
     Shares issued for services                                      $     -                -               414,606
                                                                       =========      ===========       ===========
     Shares issued for investment                                    $     -                -                    30
                                                                       =========      ===========       ===========
     Property costs financed by insurance
         of common stock                                             $     -                -                30,000
                                                                       =========      ===========       ===========
     Equipment financed by:
         Accounts payable                                                  -                -               200,000
         Insurance of common stock                                         -                -                 5,000
                                                                       ---------      -----------       -----------

                                                                     $     -                -               205,000
                                                                       =========      ===========       ===========

See accompanying notes to financial statements.


                                        PNW CAPITAL, INC.
                                 (An Exploration Stage Company)

                                Statement of Stockholders' Equity
                                         March 31, 2002



                                                                                       (As restated)
                                                                                          Deficit
                                                                        (As restated)   Accumulated
                                                                         Additional      During the
                                                   Common Stock           Paid-In       Exploration      (As restated)
                                          ---------------------------
                                           # of Shares        Amount      Capital           Stage            Totals
                                           -----------        ------      -------           -----            ------
Inception - November 6, 1996                    -             $     -          -              -               -

Balance at December 31, 1998 252,500                               25        505,143       (750,830)       (245,662)
Issuance of stock for cash 30,000                                   3        146,618          -             146,621
Issuance of stock for services                 55,000               6        274,994          -             275,000
Net loss                                        -                   -          -           (259,404)       (259,404)
                                        -------------     ------------    -----------    -----------       ---------

Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)        (83,445)

Issuance of stock for cash                     84,900               8        413,062          -             413,070
Issuance of stock for services                 70,000               7        349,993          -             350,000
Issuance of stock for Multiplex
     stock                                      3,000               1             29          -                  30
Issuance of stock for acquisition             475,463              47          4,699          -               4,746
Net loss                                        -                   -          -           (694,758)       (694,758)
                                        -------------     ------------    -----------    -----------       ---------

Balance at December 31, 2000                  970,863              97      1,694,538     (1,704,992)        (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997          -              60,000
Net loss                                        -                   -          -            (67,251)        (67,251)
                                        -------------     ------------    -----------    -----------       ---------

Balance at December 31, 2001                1,000,863             100      1,754,535     (1,772,243)        (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals, Inc.                        31,511,750           3,150     (1,740,393)     1,696,982         (40,261)
Minimum 50 shares
          post-split allocation                30,406               -          -              -               -
Net loss                                        -                   -          -            (75,183)        (75,183)
                                        -------------     ------------    -----------    -----------       ---------

Balance at March 31, 2002                  32,543,019        $  3,250         14,142       (150,444)       (133,052)
                                        =============     ============    ===========    ===========       =========


See accompanying notes to financial statements.

                                PNW CAPITAL, INC.

                         (An Exploration Stage Company)

                          Notes to Financial Statements

                                 March 31, 2002

                                   (Unaudited)



(1)  Presentation of Interim Information
----------------------------------------

     In the opinion of the management of PNW Capital, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three months ended March 31, 2002. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form
         10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2001.

(2)  Restatement of Previously Issued Financial Statements
----------------------------------------------------------

     In response to comments by the United States Securities and Exchange Commission, the Company has restated its financial statements, for the period from its inception (November 6, 1996) to March 31, 2002. This restatement is the result of an accounting reclassification from treatment of the company as a development stage company to treatment as an exploration stage company. As an exploration stage company, all costs incurred are expensed, rather than capitalized. The net loss for three month periods ended March 31, 2002 and 2001 and the period November 6, 1996 (date of inception) to March 31 2002 has been corrected to give effect to the restatement as follows:


                                                                    Three month              November 6,
                                                                    period ended           1996 (inception)
                                                                      March 31,              to March 31,
                                                             2002                2001          2002
                                                             ----               -----          ----
         Net loss, as previously stated                 $   (44,633)          (2,711)       (1,816,876)

         To expense development costs                       (30,550)           -               (30,550)
                                                             ------            -----         ---------

         Net loss, as restated                          $   (75,183)          (2,711)       (1,847,426)
                                                             ======            =====         =========

         There was no effect on net loss per common share issued.

                                PNW CAPITAL, INC.

                         (An Exploration Stage Company)

                    Notes to Financial Statements, Continued




(2) Restatement of Previously Issued Financial Statements, Continued
--------------------------------------------------------------------

     Additionally, the Company restated the cost of equipment purchased from a related party to reflect the actual cash paid, plus the par value of common stock issued. A summary of the adjustment recorded is as follows:


                                                     As
                                                 previously                       Restated
                                                   stated       Adjustment         amount
                                                 ----------     ----------        --------
         Equipment                          $    3,500,000      (3,295,000)        205,000
                                                 =========       =========         =======

         Additional paid-in capital         $    3,309,142      (3,295,000)         14,142
                                                 =========       =========         =======

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

The Company had no revenues in the quarter in 2002 or 2001. In the quarter, the Company incurred $75,183 in expenses in 2002 compared to ($2,634) in 2001.

The net loss from operations increased to ($75,183) in 2002, compared to ($2,634) in 2001, primarily as a result of preparation and planning for operations to attempt to develop a graphite mine in Canada of operating capital. During the quarter ended March 31, 2002, the Company's operating expenses consisted primarily of professional fees incurred to facilitate mine planning and permitting $31,545 and property costs for mineral prospects of $30,550. The loss per share was nominal in the quarter in 2001 and 2002.

The Company expects continued losses as it remains in the development stage and while it completes development of its business plans to mine graphite.


LIQUIDITY AND CAPITAL RESOURCES

The Company's had $3116 cash at March 31, 2002, compared to $21 at December 31, 2001.

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

The securities which are the subject of the preceding paragraphs were issued in exchange for 31,511,750 shares of common stock of Industrial Minerals, Inc. a Nevada corporation which holds mineral leases upon a surveyed graphite deposit in Canada. The 31,511,750 shares constituted 91% of the issued and outstanding shares of Industrial Minerals, Inc., a Nevada corporation. No underwriting discounts or commissions were involved.

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


Dated: April 8, 2003


                                       INDUSTRIAL MINERALS, INC.



                                       By: /s/ John Melnyk
                                           -------------------------------------
                                           John Melnyk, CFO, Secretary/Treasurer