Form 10QSB/A
period 2002-06-30
INDUSTRIAL MINERALS INC
filed 2003-04-10
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                  AMENDMENT #3
                       FOR THE QUARTER ENDED JUNE 30, 2002


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



                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)

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



                                            INDUSTRIAL MINERALS, INC.
                                         (An Exploration Stage Company)

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



                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)

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



                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)

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


                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)

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

                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)

                   Consolidated Notes to Financial Statements

                                  June 30, 2002
                                   (Unaudited)


(1)  Presentation of Interim Information
----------------------------------------

     In the opinion of the management of Industrial Minerals, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative for a full year.

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

                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)

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


Dated: April 9, 2003



                                       INDUSTRIAL MINERALS, INC.



                                       By: /s/ John Melnyk
                                           -------------------------------------
                                           John Melnyk, CFO, Secretary/Treasurer