Form 10QSB/A
period 2002-09-30
INDUSTRIAL MINERALS INC
filed 2003-04-10
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                FORM 10-QSB/A #2
                      FOR THE QUARTER ENDED SEPTEMBER 30, 2002


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


                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)

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


Dated: April 9, 2003


                                          INDUSTRIAL MINERALS, INC.



                                          by: /s/ John Melnyk
                                          ------------------------------
                                          John Melnyk, CFO/Secretary/Treasurer