Form 10KSB/A
period 2002-12-31
INDUSTRIAL MINERALS INC
filed 2003-04-10
CIK 1035422

FORM 10-KSB/A


                                  AMENDMENT #3


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



     EDWARD V. VERBY, age 60, in 1963 earned his Bachelor of Commerce degree from Loyola College in Montreal with a major in economics. From 1963 to 1991 he worked in the tire industry retiring from Uniroyal-Goodrich Canada, Inc. where he held the position of Vice President of Sales. (This was a tire products manufacturer.) Mr. Verby became a director and later President of Great Lakes Nickel Limited, a mineral exploration venture, in 1991 resigning both positions in December of 2001. He has been a partner and director of Anderson Tire & Treads in Hamilton since 1991. (This is a tire retail company.)

     JOHN MELNYK, age 53, studied Business Administration and Commerce at the University of Alberta from 1970 to 1974. From 1974 to 1978 he managed a sales territory for McQueen Sales Company, Ltd., a distributor of photographic products. From 1978 to 1982 he was a self employed sales agent in the photographic industry. In 1982 he purchased an interest in a photo finishing lab which he sold in 1994. From 1994 to present he has been a self employed business consultant. Mr. Melnyk also served as the President and a director of Murphy's Investment Corp. a privately held Corporation which invests in various ventures. He resigned his position in March 2002.

     STEPHEN W. WEATHERS, age 42, earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 (Maxxim is an environmental remediation company) and presently works in the environmental remediation division for a Duke Energy Field Services which is a natural gas processing company (1999-2002). Mr. Weathers also serves as a director of Sun River Mining, Inc. which is seeking a business acquisition.


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