Form 10KSB
period 2002-12-31
INDUSTRIAL MINERALS INC
filed 2003-04-11
CIK 1035422

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2002



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

As of December 31, 2002, 27,408,921 shares of the Company's Common Stock, no par value per share, were held by non-affiliates, which, based upon market closing price on December 31, 2002, of $1.90 had a value of $52,076,950.

The number of shares of Common Stock of the registrant outstanding as of December 31, 2002, were 36,031,621. A reverse split of one for one hundred common shares became effective on January 7, 2002.

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                         5
     Item 3.   Legal Proceedings                                               5
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       8
     Item 7.   Financial Statements                                            9
     Item 8. Changes in and Disagreements With Accountants on Accounting 9 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              10
     Item 10.  Executive Compensation                                         11
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 15
     Item 12.  Certain Relationships and Related Transactions                 15
     Item 13.  Exhibits and Reports on Form 8-K                               17
     Item 14.  Procedures and Controls                                        17

SIGNATURES                                                                    18

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

        On December 14, 2001, the shareholders adopted a reverse split of the then issued and outstanding shares on a 100 for one basis, except that no share-holder shall be reduced to less than 50 shares. The effective date of the reverse split was January 7, 2002.

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


Certain Risks

        The Company's business is subject to numerous risk factors, including the following:

     The Company is in the process of developing its mineral property for graphite at its Bissett Creek property. The company is installing equipment in preparation for attempted production of graphite.

     There has been no graphite production to date (April 10, 2003) by the Company. The Company has no purchase orders for graphite to be produced by the Company. The Company hopes to be in production for graphite in the summer of 2003 at its Bissett Creek mineral prospect. (Please see "Plan of Operation" as contained in Item 6 hereof.)

Item 2 - Description of Property
--------------------------------

     After December 31, 2002 the Company has acquired and merged Industrial Minerals, Incorporation a Nevada corporation into itself. The company owns mineral interests in a graphite mineral property in Canada as follows:

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


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                    PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

               (a) The Registrant's common stock is traded in the over-the-counter market under the symbol INDM (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.


             2002                                  High Bid      Low Bid
             ----                                  --------      -------
          1st quarter                                1.60           .25
          2nd quarter                                1.55           .74
          3rd quarter                                2.05          1.21
          4th quarter                                2.10          1.47


             2001                                  High Bid      Low Bid
             ----                                  --------      -------
          1st quarter                                 .31          .13
          2nd quarter                                 .23          .07
          3rd quarter                                 .14          .04
          4th quarter                                 .095         .0055


     (b) As of December 31, 2002, there were 182 shareholders of record of the Registrant's common stock.

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

Item 6 - Management's Discussion and Analysis or Plan of Operation

Twelve month period ending December 31, 2002 and December 31, 2001


During the twelve-month period ending December 31, 2002 the company had no revenues. The company had no revenue during the same twelve-month period ending December 31, 2001.

The company incurred expenses for professional fees in the amount of $86,275 during the twelve-month period ending December 31, 2002 compared to $60,000 during the twelve-month period ending December 31, 2001. This is an increase of $26,275. This increase is due to an increase in activity surrounding the operations of the company during the twelve-month period ending December 31, 2002 compared to the same twelve-month period ending December 31, 2001.

The company incurred royalty expenses in the amount of $17,550 during the twelve-month period ending December 31, 2002. These expenses are the result of the company obtaining the Bissett Creek Graphite property. The company is required to pay a minimum yearly royalty of $17,550 whether graphite is produced or not. There were no royalty payments paid during the twelve-month period ending December 31, 2001, as the company did not have an interest in the Bissett Creek Graphite property. This royalty is an advance royalty. As an exploration company the treatment of this advance royalty is expensed rather then capitalized.

Depreciation and amortization expense for the twelve-month period ending December 31, 2002 totaled $56,193. There was no depreciation and amortization expense during the twelve-month period ending December 31, 2001. This represents a 100% increase in the twelve-month period ending December 31, 2002 over the same period ending December 31, 2001. This increase is due to an increase in activity surrounding the operations of the company during the twelve-month period ending December 31, 2002 compared to the same twelve-month period ending December 31, 2001. This increase in activity is due to the companies' 100% interest in the Bissett Creek Graphite property.

Other general and administrative expenses for the twelve-month period ending December 31, 2002 totaled $360,227. This represents a $352,856 increase in the twelve-month period ending December 31, 2002 over the same period ending December 31, 2001. This increase is due to an increase in activity surrounding the operations of the company during the twelve-month period ending December 31, 2002 compared to the same twelve-month period ending December 31, 2001. This increase in activity is due to the companies' 100% interest in the Bissett Creek Graphite property.

The company has had a net loss of $520,242 for the twelve-month period ending December 31, 2002 as compared to a net loss of $67,251 for the twelve-month period ending December 31, 2001. This represents an increase of $452,991 for the twelve-month period ending December 31, 2002. This increase is due to an increase in activity surrounding the operations of the company during the twelve-month period ending December 31, 2002 compared to the same twelve-month period ending December 31, 2001.

Liquidity and Capital Resources

The company has cash on hand of $5,537 and accounts receivable as at December 31, 2002 of $19,594. The account receivable of $19,594 is a result of tax input credits owed to the company by the Government of Canada.

The company has prepaid expenses of $6,400. This represents the unused portion of an insurance policy that the company carries for its building and equipment. This policy expires September 6, 2003.

The company has on deposit with its landlord $796 which represents one-month rent and common costs associated with its premises located at Suite 2500, One Dundas Street West, Toronto, On M5G 1Z3. The company has entered into a lease, which expires on April 30, 2003 at which time the company will continue to rent office space on a month to month basis.

The company has no revenue during the first twelve-month period ending December 31, 2002 and expects to have no revenue in each of the next two-quarters ending March 31, 2003 and June 30, 2003. The company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

The company has total accounts payable of $183,845. Related parties are owed $180,000 and non-related parties are owed $3,845. The company requires additional financing in order to pay these accounts payable in an orderly fashion. If the company does not receive additional financing the company will not be able to continue as a going concern.

During the fiscal year ending December 31, 2002 the company has secured a first mortgage in the amount of $17,000 which requires a payment of $260 monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The company requires additional financing in order to pay these mortgage payments. If the company does not receive additional financing the company will not be able to continue as a going concern.

During the three-month period ending December 31, 2002 the company has been able to secure debt financing in the amount of $301,812 from a non-affiliated shareholder. This debt now totals $775,372 for the period ending December 31, 2002. Interest in the amount of $16,098 had accrued on this debt to December 31, 2002. The company signed notes for this interest in the amount of $16,098 thus the accrued interest is now part of the total debt of $775,372. The interest rate associated with this debt will be 7% yearly. This debt is due and payable together with principal and accrued interest on July 31, 2003. Subsequent to December 31, 2002 the company has arranged an additional debt financing in the amount of $181,200 at a rate of 7% from a non-affiliated shareholder. These loans along with the accrued interest are due and payable on July 31, 2003.

Industrial Minerals has a number of future commitments for which it presently does not have the funds on hand to satisfy. These commitments include the payment of the short-term liabilities to affiliated and non-affiliated parties described in the preceding paragraphs. While Industrial Minerals has been seeking financing sources for the Bissett Creek Graphite Property the company must also seek financing sources for its general and administrative operations. Although Industrial Minerals has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Industrial Mineral's ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

During fiscal year ending December 31, 2002 the company has completed work on it's Bissett Creek Graphite Property as follows:

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

As of the date of this filing the following work is required in order to complete the plant:

o Construction of two buildings, one 2,500 square feet and one 10,200 square feet.
o        Conveyor belts.
o        Completing the mine closure plan.
o        Concrete pads.
o        Construction of bins.
o        Dust collection.
o        Steel structures and collection pans.
o        Electrical installations


As discussed above the following along with the estimated cost is required to complete the plant on the Bissett Creek Graphite Property.

o        Two buildings total 12,700 square feet                   $  65,000
o        Conveyor belts                                           $  49,000
o        Completion of mine closure plan.                         $  35,000
o        Concrete work.                                           $  62,000
o        Dust collection equipment and bins.                      $  31,600
o        Steel work.                                              $  13,455
o        Electrical installations                                 $ 225,000
o        Payment to Contractors to complete work.                 $ 142,300


Through December 31, 2002, the company has been able to obtain debt financing in the amount of: $775,372. The interest rate on this debt is 7% calculated yearly and is currently accruing. The principal and accrued interest is due and payable on July 31, 2003.

In addition to the financing discussed in the preceding paragraph the company secured a first mortgage in the amount of $17,000 on a house and separate building. The payments on this mortgage are $260 monthly at an interest rate of 7% per annum, calculated semi-annually not in advance. This mortgage matures August 29, 2007.

The company also owes to a related party $180,000 as of December 31, 2002. Subsequent to December 31, 2002 the company has paid $40,000 to this related party.

Subsequent to December 31, 2002 the company secured debt financing in the amount of $181,200 at an interest rate of 7% calculated annually. The principal and accrued interest is due and payable on July 31, 2003. These funds were advanced by a non-affiliated shareholder.

In addition to the financing currently in place the company requires additional financing in the amount of $623,355 to complete the construction of the mine facility. The company has also budgeted for a monthly administration cost of $30,000. The company will also require $200,000 to start processing graphite to build an inventory of approximately 1000 tons of graphite; these funds are required for the operation of the mine. The company requires additional financing in the amount of $962,155 ($1,143,355 minus financing that was obtain-ed subsequent to December 31, 2002 in amount of $181,200). This will enable the company to finish building the plant ($623,355), pay the account payable to a related party ($140,000) and provide $180,000 for monthly administration costs of $30,000 each for the months of January through and including June of 2003 and have $200,000 to operate the mine to build an inventory of 1000 tons of graphite.

It should also be noted that virtually 100% of the company's debt is due and payable on July 31, 2003. Management of the company has entered into discussions to renegotiate the terms of the company's debt. These negotiations are on going and no agreement has been reached as of this date.

The Company has the following loans due on dates in next year:

Loans Due

$775,372 outstanding balance as of December 31, 2002 includes accrued interest of $16,098 at the rate of 7% per annum payable in United States dollars due July 31, 2003.

$181,200 advanced to the company subsequent to December 31, 2002 plus accrued interest at the rate of 7% per annum payable in United States dollars due July 31, 2003.

The Company has the following capital commitments for leases and equipment:

Capital Commitments

Equipment: NONE

Office premises January, February, March and April $455 (USD) monthly for rent. The premises will then be occupied on a month-to-month basis at the rental rate of $455 (USD) monthly. The Company expects to continue occupying these premises for the remainder of its 2003 fiscal year. These payments are due on the first of every month.

Mortgage Payable

The Company has committed to a payment of $260 (USD) monthly throughout 2003 for its house in Bissett Creek. These payments are due on the 29th of each month.


Investors and potential investors should be aware that even though the company has been able to raise funds to date in the amount of $973,673 there can be no guarantee that the company will be successful in obtaining satisfactory additional financing in the amount of $962,055 which the company requires. There are no financing commitments currently in place for the required funds in the amount of $962,055. The company intends to continue to seek debt financing to complete this project from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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

     For 2001 Michael  Johnson & Co. was the auditor and that report is found at
p. F-1 to F-8. For 2002, Toski, Schaefer & Co., PC was the auditor and such report is found at p. F-9 to F-20.


Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

Michael Johnson & Co., LLC., formerly auditors for the Company, was dismissed as auditor. On April 5, 2002, Toski, Schaefer & Co, PC. were engaged as auditors for Company. The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors. In connection with audit of the two most recent fiscal year and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s). The audit report by Michael Johnson & Co., LLC. for the year ended December 31, 2001, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC. for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

In April 5, 2002, the Company engaged Toski, Schaefer & Co., PC, New York, as its new principal independent accountant to audit the Company's financial statements. The prior accountant was Michael Johnson & Co., LLC. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

 The current Executive officers of Registrant at December 31, 2002 are:

              NAME                     POSITION HELD         TENURE

         Edward V. Verby                President            Annual
         John Melnyk                    Secretary            Annual

The persons who are directors of the Registrant Registrant at December 31, 2002 are:

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

     JOHN MELNYK, age 53, studied Business Administration and Commerce at the University of Alberta from 1970 to 1974. From 1974 to 1978 he managed a sales territory for McQueen Sales Company, Ltd., a distributor of photographic products. From 1978 to 1982 he was a self employed sales agent in the photographic industry. In 1982 he purchased an interest in a photo finishing lab which he sold in 1994. From 1994 to present he has been a self employed business consultant. Mr. Melnyk also served as the President and a director of Murphy's Investment Corp. a privately held Corporation which invests in various ventures. He resigned his position in March 2002. Mr. Melnyk works full time for the Company.

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

     The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows:

        Steve Weathers                  1x Form 3 (late filing)
        Krystar International, Inc.     1x Form 3 (late filing)
        John Melnyk                     1x Form 3 (late filing)
        Edward Verby                    1x Form 3 (late filing)


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

Item 10 - Executive Compensation
--------------------------------

                             EXECUTIVE COMPENSATION

Cash Compensation.

     Compensation paid for all services provided up to December 31, 2002 (1) to each of our executive officers and (2) to all officer as a group.


SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                    Cash Compensation                  Security Grants
NAME AND          YEAR      SALARY       BONUS      CONSULTING       NUMBER OF   SECURITIES        LONG TERM
PRINCIPAL                                           FEES/OTHER       SHARES      UNDERLYING        COMPENSATION/OPTION
POSITION                                            FEES ($)                     OPTIONS/
                                                                                 SARS (#)
================= ========= ============ ========== ================ =========== ================= ================
Daneil C          2000      0            0          0                0           0                 0
Silva,            2001      0            0          0                750,000*    0                 0
President         2002      0            0          0                0           0                 0
(resigned 2002)
----------------------------------------------------------------------------------------------------------
Joseph L.         2000      0            0          0                0           0                 0
McFarland Jr.     2001      0            0          0                750,000*    0                 0
Secretary         2002      0            0          0                0           0                 0
Resigned (2002)
----------------------------------------------------------------------------------------------------------
Gary Burnie,      2000      0            0          0                0           0                 0
Secretary         2001      0            0          0                0           0                 0
(Resigned 2000)   2002      0            0          0                0           0                 0
----------------------------------------------------------------------------------------------------------
John Melnyk,      2002      0            0          0                0           0                 0
Secretary/
Treasurer, CFO
----------------------------------------------------------------------------------------------------------
Edward Verby,     2002      0            0          0                0           0                 0
President
----------------------------------------------------------------------------------------------------------
Officers as a     2000      0            0          0                  550,000   0                 0
Group             2001      0            0          0                1,500,000*  0                 0
                  2002      0            0          0                0           0                 0
----------------------------------------------------------------------------------------------------------

* Shares issued in December 2001 for services rendered, valued at $15,000 for each 750,000 shares.

                     SUMMARY COMPENSATION TABLE OF DIRECTORS

                             (TO DECEMBER 31, 2002)
NAME AND PRINCIPAL        YEAR      ANNUAL        MEETING      CONSULTING         NUMBER OF     SECURITIES
                                    RETAINER      FEES ($)     FEES/OTHER FEES    OPTION        UNDERLYING OPTIONS/
POSITION                            FEES ($)                   ($)                SHARES        SARS (#)
                                                                                  EXERCISED
===============================================================================================================
Daniel C. Silva           2000          0             0            0                  0             0
(Resigned 2002)           2001          0             0            0                  0             0
                          2002          0             0            0                  0             0
-------------------------------------------------------------------------------------------------------------
Joseph L. McFarland, Jr.  2000          0             0            0                  0             0
(Resigned 2002)           2001          0             0            0                  0             0
                          2002          0             0            0                  0             0
-------------------------------------------------------------------------------------------------------------
Gary Burnie, Secretary    2000    100,000             0            0          2,000,000             0
(Resigned 2000)
-------------------------------------------------------------------------------------------------------------
Wayne Miller              2000    100,000             0            0          2,000,000             0
(Resigned 2000)
-------------------------------------------------------------------------------------------------------------
Barry Miller              2000     25,000             0            0                  0       500,000
(Resigned 2000)
-------------------------------------------------------------------------------------------------------------
Edward Verby,             2002          0             0            0                  0             0
President
-------------------------------------------------------------------------------------------------------------
John Melnyk, Secretary/   2002          0             0            0                  0             0
Treasurer, CFO
-------------------------------------------------------------------------------------------------------------
Directors as a            2000    225,000             0            0          4,000,000       500,000
Group                     2001          0             0            0                  0             0
                          2002          0             0            0                  0             0
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


Name and Address of                         Number of          Percent of Common
Beneficial Owner                          Shares Owned         Shares Owned
                                          Beneficially
                                          and of Record
-------------------                       -------------         ------------
Edward V. Verby (1)(2)                    200,000               .5%
One Dundas Street West, Suite 2500
Toronto, Ontario, Canada M5G 1Z3

John Melnyk (1)(2)(3)                     1,922,500             5.3%
One Dundas Street West, Suite 2500
Toronto, Ontario, Canada M5G 1Z3

Stephen W. Weathers (2)                   2,200                 less than .1%
1926 S. Xenon Street
Lakewood, CO  80228

Krystar International                     2,124,700             5.8%
P.O. Box N-8198
East Bay Street
Management International Building
Nassau, Bahamas, BWI

Officers and Directors as a Group         286,792*             .9%

(1)     Officer
(2)     Director
(3) Includes Murphy's Investment Corp. and Olympic View Investments (beneficially John Melnyk's wife)


Item 12.  Certain Relationships and Related Transactions

Acquisition of Peanut Butter and Jelly, Inc.
-------------------------------------------

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

The following shares were issued to the persons in the amunts indicated in consideration for 100% of the outstanding shares of Peanut Butter and Jelly,
Inc.:

Joseph McFarland                        12,339,600
Europark Holdings, Inc.                 12,339,600
Daniel C. Silva, President & Director   12,339,600
Maya Investment Corporation*             4,460,000
Robert Alan Kitsmiller                   3,322,200
Daniel Enright                           2,373,000

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

        The class of persons to whom the common shares of issuer were issued was the holders of 91% of the common stock of Industrial Minerals, Inc. A Nevada Corporation. The consideration for the issuance of isuers shares was to acquire (by exchange) 91% of the shares of industrial Minerals, Inc. a Nevada Corporation. Subsequently, in May 2002 the subsidiary, Industrial Minerals, Inc. was merged into issuer in a statutory merger of a subsidiary in to a parent pursuant to Section 253 of Delaware General Corporation Law.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)     Exhibits filed with this annual report.
        16.1    Consent Letter (Michael Johnson & Co., LLC.)
        99.14   Sarbanes Oxley (CEO)
        99.14   Sarbanes Oxley (CFO)

(b)     Reports on Form 8-K

        The Company filed reports on Form 8Ks in 2002 as follows:

        8-K filed September 12, 2002
        8-K filed August 12, 2002
        8K12g3/a filed August 8, 2002
        8-K filed July 9, 2002
        8-K filed July 3, 2002
        8-K filed May 5, 2002
        8K12g3 filed April 8, 2002
        8-K filed April 4, 2002
        8-K filed March 14, 2002
        8-K March 6, 2002
        8-K/A filed March 6, 2002
        8-K filed February 27, 2002
        8-K filed February 13, 2002

Item 14 - Procedures and Controls
---------------------------------

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


                                          Industrial Minerals, Inc.



Date:  April 11, 2003                     By: /s/ Edward V. Verby
                                              -----------------------------
                                              Edward V. Verby, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 11, 2003          By: /s/ Edward V. Verby
       --------------          ----------------------------------------
                               Edward V. Verby, President, Chairman, & Director


Date:  April 11, 2003           /s/ John Melnyk
       --------------           -----------------------------------------
                                John Melnyk, Secretary



                                DIRECTORS:


       April 11, 2003           /s/ Edward V. Verby
                                -------------------------------------------
                                Edward V. Verby



       April 11, 2003           /s/ John Melnyk
                                -------------------------------------------
                                John Melnyk


       April 11, 2003           /s/ Stephen Weathers
                                -------------------------------------------
                                Stephen Weathers

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

                                PNW CAPITAL, INC.
                    (Formerly Winchester Mining Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
----------

The Company was incorporated on November 6, 1996, as Winchester Mining Corporation in the state of Delaware. The Company is in the development stage and was organized for the purpose of raising capital in organizing and developing internet business. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp. the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. The Company's fiscal year end is December 31.

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

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

                        Consolidated Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditor's Report Thereon)

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

                                Table of Contents









                                                                    Page

Independent Auditor's Report                                         F-9

Financial Statements:
   Consolidated Balance Sheets                                       F-10

   Consolidated Statements of Operations                             F-11

   Consolidated Statements of Stockholders' Equity                   F-12

   Consolidated Statements of Cash Flows                          F-13 to F-14

Notes to Consolidated Financial Statements                        F-15 to F-20


                                    * * * * *

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Industrial Minerals, Inc. and Subsidiary
(An Exploration Stage Company):


We have audited the accompanying consolidated balance sheet of Industrial Minerals, Inc. and Subsidiary (formerly PNW Capital, Inc.) (An Exploration Stage Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of PNW Capital, Inc. as of December 31, 2001, including the amounts presented for the period from inception (November 6, 1996) to December 31, 2001, were audited by other auditors whose report dated February 13, 2002 on those statements included an explanatory paragraph that described the Company's ability to continue as a going concern as discussed in note 8 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Minerals, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 8 to the financial statements, the Company is in the exploration stage and has not earned revenues from operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ TOSKI, SCHAEFER & CO., P.C.
                                                 TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
April 3, 2003



                                    INDUSTRIAL MINERALS, INC.
                                         AND SUBSIDIARY

                                 (An Exploration Stage Company)

                                   Consolidated Balance Sheets

                                   December 31, 2002 and 2001

         Assets                                                                      2002                2001
         ------                                                                      ----                ----
Current Assets:
     Cash                                                                       $       5,537                21
     Receivable - GST refunds                                                          19,594             -
     Prepaid expenses                                                                   6,400             -
     Deposits                                                                             796             -
                                                                                   ----------  ----------------
                  Total current assets                                                 32,327             -

Building and equipment, at cost, less
   accumulated depreciation of $56,193                                                366,014             -
                                                                                      -------  ----------------

                  Total assets                                                  $     398,341                21
                                                                                      =======    ==============
         Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable:
         Non-related parties                                                            3,845            17,629
         Related parties                                                              180,000             -
                                                                                      -------  ----------------
                  Total accounts payable                                              183,845            17,629

     Notes payable                                                                    775,372             -
     Current installments of mortgage payable                                           1,999             -
                                                                                    ---------  ----------------
                  Total current liabilities                                           961,216             -

Mortgage payable, excluding current installments                                       14,886             -
                                                                                     --------  ----------------
                  Total liabilities                                                   976,102            17,629
                                                                                      -------       -----------

Stockholders' equity:
     Preferred stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding
     Common stock, par value $.0001; 100,000,000 shares authorized;           -         -
         36,031,621 shares issued and outstanding for 2002 and
         1,000,863 shares issued and outstanding for 2001                               3,600               100
     Additional paid-in capital                                                        14,142         1,754,535
     Deficit accumulated during exploration stage                                    (595,503)       (1,772,243)
                                                                                      -------         ---------

                  Total stockholders' equity (deficit)                               (577,761)          (17,608)
                                                                                      -------       -----------

Commitments (note 6)
                                                                                -------------  ----------------
                  Total liabilities and stockholders' equity                    $     398,341                21
                                                                                      =======    ==============

See accompanying notes to consolidated financial statements.



                                    INDUSTRIAL MINERALS, INC.
                                         AND SUBSIDIARY

                                 (An Exploration Stage Company)

                              Consolidated Statements of Operations

                             Years ended December 31, 2002 and 2001
                   and the period from November 6, 1996 (Date of Inception) to
                                        December 31, 2002




                                                                                                     November 6, 1996
                                                                                                          (inception) to
                                                                                                           December 31,
                                                                          2002             2001                    2002
                                                                          ----             ----                    ----
Revenue                                                           $        -                -                    15,537
                                                                   -------------      -----------           -----------
Expenses:
     Cost of revenues                                                      -                -                    76,201
     Professional fees                                                    86,275           60,000             1,019,804
     Royalty fees                                                         17,550            -                    17,550
     Depreciation and amortization                                        56,193            -                    64,485
     Impairment of long-lived assets                                       -                -                   582,176
     Other general and administrative                                    360,227            7,371               551,127
                                                                         -------          -------            ----------

                           Total expenses                                520,245           67,371             2,311,343
                                                                         -------           ------             ---------

                           Loss from operations                         (520,245)         (67,371)           (2,295,806)
                                                                         -------           ------             ---------
Other income:
     Interest income                                                           3            -                     2,727
     Other income                                                          -                  120                   594
                                                                   -------------         --------        --------------

                           Total other income                                  3              120                 3,321
                                                                    ------------         --------         -------------

                           Net loss                               $     (520,242)         (67,251)           (2,292,485)
                                                                         =======           ======             =========

Net loss per common share issued                                  $         (.02)            (.07)
                                                                      ===========        ==========

Weighted average common shares outstanding                            31,810,566          970,863
                                                                      ==========          =======


See accompanying notes to consolidated financial statements.


                                    INDUSTRIAL MINERALS, INC.
                                         AND SUBSIDIARY

                                 (An Exploration Stage Company)

                         Consolidated Statement of Stockholders' Equity

                                        December 31, 2002



                                                                                                Deficit
                                                                                              Accumulated
                                                                              Additional      During the
                                                     Common Stock             Paid-In         Exploration
                                            # of shares          Amount       Capital            Stage          Total
                                            -----------          ------       ----------      -----------       -----
Inception - November 6, 1996                      -           $   -                -               -              -

Balance at December 31, 1998                    252,500              25          505,143        (750,830)      (245,662)
Issuance of stock for cash                       30,000               3          146,618           -            146,621
Issuance of stock for services                   55,000               6          274,994           -            275,000
Net loss                                          -               -                -            (259,404)      (259,404)
                                      -----------------       --------- ----------------      ----------        -------
Balance at December 31, 1999                    337,500              34          926,755      (1,010,234)       (83,445)

Issuance of stock for cash                       84,900               8          413,062           -            413,070
Issuance of stock for services                   70,000               7          349,993           -            350,000
Issuance of stock for Multiplex
     Stock                                        3,000               1               29           -                 30
Issuance of stock for acquisition               475,463              47            4,699           -              4,746
Net loss                                          -               -                -            (694,758)      (694,758)
                                      -----------------       --------- ----------------      ----------        -------
Balance at December 31, 2000                    970,863              97        1,694,538      (1,704,992)       (10,357)

Issuance of stock for
     compensation                                30,000               3           59,997           -             60,000
Net loss                                          -               -                -             (67,251)       (67,251)
                                      -----------------       --------- ----------------     -----------       --------
Balance at December 31, 2001                  1,000,863             100        1,754,535      (1,772,243)       (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals, Inc.                          35,000,000           3,500       (1,740,393)      1,696,982        (39,911)
Minimum 50 shares
     post-split allocation                       30,758           -                -               -              -
Net loss                                          -               -                -            (520,242)      (520,242)
                                      -----------------       --------- ----------------      ----------        -------
Balance at December 31, 2002                 36,031,621       $   3,600           14,142        (595,503)      (577,761)
                                             ==========           =====      ===========      ==========        =======


See accompanying notes to consolidated financial statements.


                                    INDUSTRIAL MINERALS, INC.
                                         AND SUBSIDIARY

                                 (An Exploration Stage Company)

                              Consolidated Statements of Cash Flows

                           Years ended December 31, 2002 and 2001 and
                   for the period from November 6, 1996 (Date of Inception) to
                                        December 31, 2002


                                                                                                              November 6, 1996
                                                                                                               (inception) to
                                                                                                                 December 31,
                                                                2002                         2001                   2002
                                                                ----                         ----                   ----
Cash flows from operating activities:
     Net loss                                                (520,242)                (67,251)           (2,292,485)
     Adjustments to reconcile net loss
        to net cash used in operating activities:
     Depreciation and amortization                             56,193                   -                    56,193
     Provision for bad debts                                    -                       -                    49,676
     Stock issued for services                                  -                      60,000               414,606
     Impairment of long-lived assets                            -                       -                   297,882
     Changes in:
         Receivables                                          (19,594)                  -                   (23,763)
         Inventory                                              -                       -                    (5,527)
         Prepaid expenses                                      (6,400)                  -                    (6,939)
         Deposits                                                (796)                  -                      (796)
         Accounts payable and accrued expenses                (38,243)                  7,170               (84,183)
         Due to related parties                               (20,000)                  -                   575,000
                                                             --------             -----------            ----------
                           Net cash used in
                              operating activities           (549,082)                    (81)           (1,020,336)
                                                              -------               ---------             ---------
Cash flows from investing activities:
     Purchase of building and equipment                      (217,207)                  -                  (221,367)
     Investment in Multiplex                                    -                       -                   (75,000)
     Acquisition of goodwill                                    -                       -                  (149,057)
     Loan to related party                                      -                       -                   (50,000)
     Loan repayments                                            -                       -                     4,493
                                                         ------------             -----------          ------------
                           Net cash used in
                              investing activities           (217,207)                  -                  (490,931)
                                                              -------             -----------             ----------
                                                                                                                    (Continued)




See accompanying notes to consolidated financial statements.





                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows, continued



                                                                                                        November 6, 1996
                                                                                                        (inception) to
                                                                                                          December 31,
                                                                2002                         2001             2002
                                                                ----                         ----             ----

Cash flows from financing activities:
     Proceeds from sale of common stock                $        -                       -                   744,859
     Net proceeds from notes payable                          754,920                   -                   754,920
     Proceeds from mortgage                                    17,000                   -                    17,000
     Principal payments on mortgage                              (115)                  -                      (115)
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                   -                       -                       140
                                                         ------------             -----------         -------------

                           Net cash provided by
                              financing activities            771,805                   -                 1,516,804
                                                              -------             -----------             ---------

Net increase (decrease) in cash                                 5,516                     (81)                5,537

Cash beginning of period                                           21                     102                 -
                                                          -----------               ---------        --------------

Cash end of period                                     $        5,537                      21                 5,537
                                                            =========              ==========            ==========

Supplemental cash flow disclosures:
     Cash paid for interest                            $        -                       -                       113
                                                        =============             ===========           ===========

     Cash paid for income taxes                        $        -                       -                     -
                                                        =============             ===========        ==============

Non-cash investing and financing activities:
     Shares issued for debt                            $        -                       -                   595,000
                                                        =============             ===========               =======
     Shares issued for services                        $        -                      60,000               414,606
                                                        =============                  ======               =======
     Shares issued for investment                      $        -                       -                        30
                                                        =============             ===========           ===========

     Property costs financed by
         issuance of common stock                      $        -                       -                    30,000
                                                        =============             ===========              ========

     Equipment financed by:
         Accounts payable    -                            -    200,000
         Insurance of common stock                                -                     -                     5,000
                                                          -------------           -----------             ---------

                                                       $        -                       -                   205,000
                                                        =============             ===========               =======



See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001





(1)  Organization and Summary of Significant Accounting Policies
----------------------------------------------------------------

     (a) Organization
     ----------------
         The Company was incorporated on November 6, 1996, as Winchester Mining
              Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp. the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc.

     (b) Nature of Operations
     ------------------------
         The Company is in the graphite mining industry, and has mineral rights on the Company's Bissett Creek Graphite property in Ontario, Canada. It is expected to start production in the second quarter of 2003.

     (c) Basis of Presentation - Exploration Stage Company
     -----------------------------------------------------
         The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board (SFAS) No. 7. Among the disclosures required by SFAS No. 7 are that the Company's consolidated statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. Since the Company has not entered into production, it is classified as an "Exploration Stage Company."

     (d) Basis of Accounting
     -----------------------
         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

     (e) Cash and Equivalents
     ------------------------
         For the purpose of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

     (f) Estimates
     -------------
         The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

              Notes to Consolidated Financial Statements, Continued




(1)  Organization and Summary of Significant Accounting Policies, Continued
---------------------------------------------------------------------------

     (g) Property and Equipment
     --------------------------
         Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 7 to 20 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2002, no impairment in value has been recognized.

     (h) Net loss Per Share
     ----------------------
         Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the year.

     (i) Other Comprehensive Income
     ------------------------------
         The Company has no material components of comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

     (j) Fair Value of Financial Instruments
     ---------------------------------------
         The fair value of the Company's financial instruments approximated their carrying values at December 31, 2002 and 2001.

     (k) Segment Information
     -----------------------
         The Company's operating segments all involve the development of mineral rights on the Company's Bissett Creek Graphite property for future production and sale of large crystalline flake graphite.

     (l) Income Taxes
     ----------------
         The Company is liable for income taxes on future taxable income generated. As of December 31, 2002, the Company has net loss carryforwards of $2,292,485, which will be used as an offset to future taxable income. Due to the Exploration Stage nature of the Company, a deferred tax asset has not been recorded at December 31, 2002.

     (m)  Principles of Consolidation
     --------------------------------
         The consolidated financial statements include all accounts of Industrial Minerals, Inc. and its wholly owned subsidiary, Industrial Minerals Canada, Inc. All material intercompany transactions have been eliminated.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

              Notes to Consolidated Financial Statements, Continued




(1)  Organization and Summary of Significant Accounting Policies, Continued
---------------------------------------------------------------------------

     (n) Recent Pronouncements
     -------------------------
         In June 2001, the Financial Accounting Standards Board (FASB) issued
              Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

         In  April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
              Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates extraordinary accounting treatment for reporting a gain or loss on debt extinguishments and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, and describe applicability under changed conditions. Debt extinguishments reported as extraordinary items prior to scheduled adoption of SFAS No. 145 would be reclassified in most cases following adoption. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

         In  June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
              Associated with Exit or Disposal Activities." SFAS No. 146 requires the recording of costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. SFAS No. 146 is effective for fiscal years beginning after December 31, 2002.

         In  December 2002, the FASB issued SFAS No. 148, "Accounting for
              Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results.

         The Company does not believe that these pronouncements will have a material impact on its financial position, cash flows, or results of operations.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

              Notes to Consolidated Financial Statements, Continued





(2)  Building and Equipment
---------------------------

     Building and equipment are recorded at cost. A summary of building and equipment at December 31, 2002 are as follows:

         Building and improvements                                 $    45,192
         Equipment                                                     377,015
                                                                       -------


                           Total building and equipment                422,207

                           Less accumulated depreciation                56,193
                                                                      --------

                           Net building and equipment              $   366,014
                                                                       =======

(3)  Notes Payable
------------------

     All notes payable were issued in 2002. Notes payable at December 31, 2002 consists of the following:

         Non-affiliated shareholder, unsecured, interest at 7%. No monthly installments are required.
              Principal and accrued interest due July 2003.                              $   654,499

         Non-affiliated shareholder, unsecured, interest at 7%. No monthly installments are required.
              Principal and accrued interest due July 2003.                                   90,796

         Non-affiliated shareholder, unsecured, interest at 7%. No monthly installments are required.
              Principal and accrued interest due July 2003.                                   27,952

         Former officer and director, unsecured, has no
              provision for interest and no specific
              repayment terms.                                                                 2,125
                                                                                           ---------


                           Total notes payable                                           $   775,372
                                                                                             =======

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

              Notes to Consolidated Financial Statements, Continued


(4)  Mortgage Payable
---------------------

     Mortgage payable, seller, monthly payments of $260 with interest at 7%
         beginning September 2002 through August 2007 and a balloon payment for the remaining balance due at August 2007. Secured by real property
         located in Bissett Creek, Ontario, Canada.                             $    16,885


                           Less current installments                                  1,999
                                                                                    -------

                           Mortgage payable, less current installments          $    14,886
                                                                                     ======

     The aggregate maturity of the mortgage payable for the five years following December 31, 2002 is as follows:

                           2003                           $     1,999
                           2004                                 2,144
                           2005                                 2,299
                           2006                                 2,465
                           2007                                 7,978
                                                              -------

                                                          $    16,885

(5)  Related Party Transaction
------------------------------

     The Company is liable to Krystar International, an 18% shareholder, for the purchase of equipment. The balance of this accounts payable amounted to $180,000 at December 31, 2002.

(6)  Commitments
----------------

     (a) Office Space
     ----------------

         The Company is obligated under the terms of a lease for its Toronto office space for monthly rent of $455 until April 30, 2003. After April 30, 2003, the Company will occupy the premises on a month-to-month basis.

     (b) Leased Mineral Claim
     ------------------------
         In connection with leased mineral claims, the Company is required to make royalty payments to the seller of $20 (Canadian dollars) per ton of graphite carbon concentrate produced and 2.5% of net smelter return payable on any other minerals derived from the property. An advance royalty of $27,000 (Canadian dollars) per annum will be paid to the seller in semi-annual installments.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

              Notes to Consolidated Financial Statements, Continued


(7)  Capital Stock
------------------

     The Company issued 35 million shares of common stock in an exchange share agreement with Industrial Minerals, Inc.. The Company issued additional 30,758 shares so that no individual shareholder would have less than 50 shares as a result of a consolidation of the Company's capital stock. This consolidation was on a one share for 100-share basis. The consolidation was effective on January 7, 2002. Shares and per share amounts were restated to reflect this revenue stock split.

(8)  Going Concern
------------------

     The Company's financial statement have been presented on the basis that it is a going concern. The Company is in the exploration stage and has not earned any revenues from operations. The Company's current liabilities exceed current assets by $928,889 and the Company recorded a net loss amounting to $520,242 during the year ended December 31, 2002. The Company's ability to continue, as a going concern is dependent upon its ability to develop additional sources of capital to finish the construction of it's Bissett Creek Property and ultimately, achieve profitable operations. Management plans to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities to ensure the business becomes profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(9)  Translation of Foreign Currencies
--------------------------------------

     The assets and liabilities of subsidiaries located outside of the United
         States are translated in U.S. dollars at the rates of exchange at the balance sheet dates. Foreign currency transaction gains or losses are reflected in the results of operations.

(10) Subsequent Event
---------------------

     During the first quarter of the Company's fiscal year ending December 31, 2003, additional financing in the amount of $181,200 at an annual interest rate of 7% has been obtained. The principal along with accrued interest is due and payable on July 31, 2003. A non-affiliated shareholder has advanced these funds.