Form 10KSB/A
period 2002-12-31
INDUSTRIAL MINERALS INC
filed 2003-05-13
CIK 1035422

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

     The class of persons to whom the common shares of issuer were issued was the holders of 91% of the common stock of Industrial Minerals, Inc. a Nevada Corporation. The consideration for the issuance of issuers shares was to acquire

(by exchange) 91% of the shares of Industrial Minerals, Inc. a Nevada Corporation. Subsequently, in May 2002 the subsidiary, Industrial Minerals, Inc. was merged into issuer in a statutory merger of a subsidiary in to a parent pursuant to Section 253 of Delaware General Corporation Law.


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

                                    PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     (a) The Registrant's common stock is traded in the over-the- counter market under the symbol INDM (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.


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

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

     In addition to the financing currently in place the Company requires additional financing in the amount of $623,355 to complete the construction of the mine facility. The Company has also budgeted for a monthly administration cost of $30,000. The Company will also require $200,000 to start processing graphite to build an inventory of approximately 1000 tons of graphite; these funds are required for the operation of the mine. The Company requires additional financing in the amount of $962,155 ($1,143,355 minus financing that was obtain- ed subsequent to December 31, 2002 in amount of $181,200). This will enable the Company to finish building the plant ($623,355), pay the account payable to a related party ($140,000) and provide $180,000 for monthly administration costs of $30,000 each for the months of January through and including June of 2003 and have $200,000 to operate the mine to build an inventory of 1000 tons of graphite.

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


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

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

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     The current Executive officers of Registrant at December 31, 2002 are:


              NAME                     POSITION HELD              TENURE
------------------------------------------------------------------------
         Edward V. Verby               President                  Annual
         John Melnyk                   Chief Financial
                                       Officer & Secretary        Annual


     The persons who are directors of the Registrant at December 31, 2002 are:

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


Name and Address of                         Number of          Percent of Common
Beneficial Owner                          Shares Owned         Shares Owned
                                          Beneficially
                                          and of Record
-------------------                       -------------         ------------
Edward V. Verby (1)(2)                    200,000               less than .1%
One Dundas Street West, Suite 2500
Toronto, Ontario, Canada M5G 1Z3

John Melnyk (1)(2)(3)                     1,925,400             5.3%
One Dundas Street West, Suite 2500
Toronto, Ontario, Canada M5G 1Z3

Stephen W. Weathers (2)                   2,200                 less than .1%
1926 S. Xenon Street
Lakewood, CO  80228

Krystar International                     6,498,000             18%
P.O. Box N-8198
East Bay Street
Management International Building
Nassau, Bahamas, BWI

Officers and Directors as a Group         2,127,600             5.9%

(1)     Officer
(2)     Director
(3) Includes Murphy's Investment Corp. and Olympic View Investments (beneficially John Melnyk's wife)


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

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


                                          Industrial Minerals, Inc.



Date:  May 13, 2003                       By: /s/ Edward V. Verby
                                              ---------------------------------
                                              Edward V. Verby, President, Chief


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May 13, 2003            By: /s/ Edward V. Verby
       --------------          ----------------------------------------
                               Edward V. Verby, President, Chief Executive
                               Officer and Chairman


Date:  May 13, 2003             /s/ John Melnyk
       --------------           -----------------------------------------
                                John Melnyk, Chief Financial Officer & Secretary


                                DIRECTORS:


Date:  May 13, 2003             /s/ Edward V. Verby
                                -------------------------------------------
                                Edward V. Verby


Date:  May 13, 2003             /s/ John Melnyk
                                -------------------------------------------
                                John Melnyk


Date:  May 13, 2003             /s/ Stephen Weathers
                                -------------------------------------------
                                Stephen Weathers

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, John Melnyk, CFO, certify that:


1. I have reviewed this amended annual report on Form 10-KSB of Industrial Minerals, Inc.;


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


Date:  May 13, 2003



/s/ John Melnyk
-----------------------
John Melnyk, CFO

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Edward Verby, CEO, certify that:


1. I have reviewed this amended annual report on Form 10-KSB of Industrial Minerals, Inc.;


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


Date:  May 13, 2003



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