Form 10QSB
period 2003-03-31
INDUSTRIAL MINERALS INC
filed 2003-05-14
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2003

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

As of March 31, 2003, there were 36,031,621 shares of $0.0001 par value common stock outstanding


                                    INDUSTRIAL MINERALS, INC.
                                         AND SUBSIDIARY
                                 (An Exploration Stage Company)

                                   Consolidated Balance Sheets

                              March 31, 2003 and December 31, 2002

                                                                                          March 31,       December 31,
                           Assets                                                           2003             2002
                                                                                         (Unaudited)       (Audited)
                                                                                          ---------         -------
Current assets:
     Cash                                                                                   7,556             5,537
     Receivable - GST refunds                                                              22,315            19,594
     Prepaid expenses                                                                       6,400             6,400
     Deposits                                                                              13,351               796
                                                                                      -----------        ----------
                           Total current assets                                            49,622            32,327

Building and equipment, at cost, less accumulated
     depreciation of $70,223 in 2003 and $56,193 in 2002                                  351,984           366,014
                                                                                       ----------           -------

                           Total assets                                           $       401,606           398,341
                                                                                       ==========           =======
                         Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable:
         Non-related parties                                                               14,242             3,845
         Related parties                                                                  141,935           180,000
                                                                                       ----------           -------
                           Total accounts payable                                         156,177           183,845

     Accrued interest payable                                                              14,767             -
     Notes payable                                                                        936,247           775,372
     Current installments of mortgage payable                                               1,999             1,999
                                                                                     ------------         ---------
                           Total current liabilities                                    1,109,190           961,216

Mortgage payable, excluding current installments                                           14,381            14,886
                                                                                      -----------          --------
                           Total liabilities                                            1,123,571           976,102
                                                                                        ---------           -------
Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                -                 -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         36,031,621 shares issued and outstanding for 2003 and 2002                         3,600             3,600
     Additional paid-in capital                                                            14,142            14,142
     Deficit accumulated during exploration stage                                        (739,707)         (595,503)
                                                                                       ----------           -------
                           Total stockholders' equity (deficit)                          (721,965)         (577,761)
                                                                                       ----------           -------
                           Total liabilities and stockholders' equity             $       401,606           398,341
                                                                                       ==========           =======


See accompanying notes to consolidated financial statements.


                                    INDUSTRIAL MINERALS, INC.
                                         AND SUBSIDIARY
                                 (An Exploration Stage Company)

                        Consolidated Statements of Operations (Unaudited)

                        Three month period ended March 31, 2003 and 2002
                and for the period from November 6, 1996 (Date of Inception) to
                                         March 31, 2003




                                                                                Three month
                                                                               period ended          November 6, 1996
                                                                                 March 31,           (inception) to
                                                                          2003              2002     March 31, 2003
                                                                          ----              ----     --------------
Revenue                                                                     -              -                 15,537
                                                                     ------------        ----------      -----------

Expenses
     Cost of revenues                                                     -                -                 76,201
     Professional fees                                                    15,676           31,545         1,035,480
     Royalty fees                                                          8,775            8,775            26,325
     Depreciation and amortization                                        14,030           -                 78,515
     Impairment of long-lived assets                                      -                -                582,176
     Other general and administrative                                    105,723           34,863           656,850
                                                                     ------------        ----------      -----------

                           Total expenses                                144,204           75,183         2,455,547
                                                                     ------------        ----------      -----------

                           Loss from operations                         (144,204)         (75,183)       (2,440,010)
                                                                     ------------        ----------      -----------
Other income:
     Interest income                                                      -                -                  2,727
     Other income                                                         -                -                    594
                                                                     ------------        ----------      -----------

                           Total other income                             -                -                  3,321
                                                                     ------------        ----------      -----------

                           Net loss                               $     (144,204)         (75,183)       (2,436,689)
                                                                     ============        ==========      ===========

Net loss per common share                                         $         (.00)            (.00)
                                                                     ============        ==========

Weighted average common shares outstanding                            36,031,621       29,011,307
                                                                     ============      ==========



See accompanying notes to consolidated financial statements.



                                            INDUSTRIAL MINERALS, INC.
                                                 AND SUBSIDIARY
                                         (An Exploration Stage Company)

                                Consolidated Statements of Cash Flows (Unaudited)

                                Three month period ended March 31, 2003 and 2002
                        and for the period from November 6, 1996 (Date of Inception) to
                                                 March 31, 2003


                                                                               Three month
                                                                              period ended             November 6, 1996
                                                                                 March 31,             (inception) to
                                                                            2003             2002      March 31, 2003
                                                                            ----             ----      --------------
Cash flows from operating activities:
     Net loss                                                           (144,204)         (75,183)       (2,436,689)
     Adjustments to reconcile net loss to cash
         provided (used) by operating activities:
         Depreciation and amortization                                    14,030            -                70,223
         Provision for bad debts                                           -                -                49,676
         Stock issued for services                                         -                -               414,606
         Impairment of long-lived assets                                   -                -               297,882
         Changes in:
              Receivables                                                 (2,721)           -               (26,484)
              Inventory                                                    -                -                (5,527)
              Prepaid expenses                                             -               (8,031)           (6,939)
              Deposits                                                   (12,555)          (7,296)          (13,351)
              Accounts payable and accrued expenses                       10,397           93,605           (73,786)
              Accrued interest payable                                    14,767            -                14,767
              Due to related parties                                     (38,065)           -               536,935
                                                                        --------      -----------        ----------
                           Cash flows from operating
                             activities                                 (158,351)           3,095        (1,178,687)
                                                                         -------          -------         ---------
Cash flows from investing activities:
     Purchase of equipment                                                 -                -              (221,367)
     Investment in Multiplex                                               -                -               (75,000)
     Acquisition of goodwill                                               -                -              (149,057)
     Loan to related party                                                 -                -               (50,000)
     Loan repayments                                                       -                -                 4,493
                                                                     -----------      -----------      ------------
                           Cash flows from investing
                             activities                                    -                -              (490,931)
                                                                     -----------      -----------        ----------
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



                                                       INDUSTRIAL MINERALS, INC.
                                                            AND SUBSIDIARY

                                                    (An Exploration Stage Company)

                                     Consolidated Statements of Cash Flows (Unaudited), Continued


                                                                              Three month
                                                                              period ended              November 6, 1996
                                                                                March 31,                (inception) to
                                                                             2003          2002           March 31, 2003
                                                                             ----          ----          --------------
Cash flows from financing activities:
     Net proceeds form sale of common stock                       $        -                -               744,859
     Net proceeds from notes payable                                     160,875            -               915,795
     Proceeds from mortgage                                                -                -                17,000
     Principal payments on mortgage                                         (505)           -                  (620)
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                              -                -                   140
                                                                    ------------      -----------        ----------
                           Cash flows from financing
                             activities                                  160,370            -             1,677,174
                                                                    ------------      -----------        ----------

Net increase in cash                                                       2,019            3,095             7,556

Cash at beginning of period                                                5,537               21              -
                                                                    ------------      -----------        ----------
Cash at end of period                                             $        7,556            3,116             7,556
                                                                    ============      ===========        ==========
Supplemental cash flow disclosures:
     Cash paid for interest                                       $        -                -                   113
                                                                    ============      ===========        ==========

     Cash paid for income taxes                                   $        -                -                 -
                                                                    ============      ===========        ==========

     Shares issued for debt                                       $        -                -               595,000
                                                                    ============      ===========        ==========
     Shares issued for services                                   $        -                -               414,606
                                                                    ============      ===========        ==========
     Shares issued for investment                                 $        -                -                    30
                                                                    ============      ===========        ==========
     Property costs financed by insurance
         of common stock                                          $        -                -                30,000
                                                                    ============      ===========        ==========
     Equipment financed by:
         Accounts payable                                                  -                -               200,000
         Insurance of common stock                                         -                -                 5,000
                                                                    ------------      -----------        ----------

                                                                  $        -                -               205,000
                                                                    ============      ===========        ==========


See accompanying notes to consolidated financial statements.


                                            INDUSTRIAL MINERALS, INC.
                                                 AND SUBSIDIARY
                                         (An Exploration Stage Company)

                           Consolidated Statement of Stockholders' Equity (Unaudited)
                                                 March 31, 2003


                                                                                         Deficit
                                                                                         Accumulated
                                                                         Additional     During the
                                                   Common Stock            Paid-In      Exploration
                                          ---------------------------
                                           # of Shares        Amount      Capital           Stage            Totals
                                           -----------        ------      -------           -----            ------
Inception - November 6, 1996                    -       $           -          -              -              -

Balance at December 31, 1998                  252,500              25        505,143       (750,830)       (245,662)
Issuance of stock for cash                     30,000               3        146,618          -             146,621
Issuance of stock for services                 55,000               6        274,994          -             275,000
Net loss                                        -                   -          -           (259,404)       (259,404)
                                           -----------  --------------    -----------     ----------      ----------

Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)        (83,445)

Issuance of stock for cash                     84,900               8        413,062          -             413,070
Issuance of stock for services                 70,000               7        349,993          -             350,000
Issuance of stock for Multiplex
     stock                                      3,000               1             29          -                  30
Issuance of stock for acquisition             475,463              47          4,699          -               4,746
Net loss                                        -                   -          -           (694,758)       (694,758)
                                           -----------  --------------    -----------     ----------      ----------

Balance at December 31, 2000                  970,863              97      1,694,538     (1,704,992)        (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997          -              60,000
Net loss                                        -                   -          -            (67,251)        (67,251)
                                           -----------  --------------    -----------     ----------      ----------

Balance at December 31, 2001                1,000,863             100      1,754,535     (1,772,243)        (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000           3,500     (1,740,393)     1,696,982         (39,911)
Minimum 50 shares
     post-split allocation                     30,758               -          -              -               -
Net loss                                        -                   -          -           (520,242)       (520,242)
                                           -----------  --------------    -----------     ----------      ----------

Balance at December 31, 2002               36,031,621           3,600         14,142       (595,503)       (577,761)

Net loss                                        -                   -          -           (144,204)       (144,204)
                                           -----------  --------------    -----------     ----------      ----------

Balance at March 31, 2003                  36,031,621   $       3,600         14,142       (739,707)       (721,965)
                                           ===========  ==============    ===========     ==========      ==========


See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

                Three month period ended March 31, 2003 and 2002



Organization
------------

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

Presentation of Interim Information
-----------------------------------

     The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative for results for a full year.

     The financial statements and notes are presented as permitted by Form
         10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2002.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTHS ENDING MARCH 31, 2003 AND MARCH 31, 2002

During the three-month period ending March 31, 2003 the company had no revenues. The company had no revenue during the same three-month period ending March 31, 2002.

The company incurred expenses for professional fees in the amount of $15,676 during the three-month period ending March 31, 2003 compared to $31,545 during the three-month period ending March 31, 2002. This is a decrease of $15,869.

The company incurred royalty expenses in the amount of $8775 during the three-month period ending March 31, 2003. The company is required to pay a minimum yearly royalty of $17,550 whether the Company is producing graphite or not. There was a royalty payment made in the amount of $8775 during the three-month period ending March 31, 2002.

Depreciation and amortization expense for the three-month period ending March 31, 2003 totaled $14,050. There was no depreciation and amortization expense during the three-month period ending March 31, 2002. This represents a 100% increase in the three-month period ending March 31, 2003 over the same period ending March 31, 2002. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending March 31, 2003 compared to the same three-month period ending March 31, 2002.

Other general and administrative expenses for the three-month period ending March 31, 2003 totaled $105,723. This represents an increase in the three-month period ending March 31, 2003 of $70,860 over the same period ending March 31, 2002. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending March 31, 2003 compared to the same three-month period ending March 31, 2002.

The company has had a net loss of $144,204 for the three-month period ending March 31, 2003 as compared to a net loss of $75,183 for the three-month period ending March 31, 2002. This represents an increase of $69,021 for the three-month period ending March 31, 2003 compared to the same three-month period ending March 31, 2002. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending March 31, 2003 compared to the same three-month period ending March 31, 2002.


Liquidity and Capital Resources

The company has cash on hand as at March 31, 2003 of $7,556 and accounts receivable of $22,315 was incurred as a result of tax input credits owed to the company by the Government of Canada.

The company has prepaid expenses of $6400. This represents the unused portion of an insurance policy that the company carries for its building and equipment. This policy expires September 6, 2003.

The company has a total of $13,351 in deposits, with its landlord $796 which represents a deposit on rent and common costs associated with its premises located at Suite 2500, One Dundas Street West, Toronto, On, M5G 1Z3. The balance of $12,555 is a deposit on a piece of mining equipment.

The company had no revenue during the first three-month period ending March 31, 2003 and expects to have no revenue in each of the next three-quarters ending June 30, 2003, September 30, 2003 and December 31, 2003. The company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

The company has total accounts payable of $170,944. Related parties are owed $141,935 and non-related parties are owed $14,242 in accounts payable and $14,767 in accrued interest payable. The company requires additional financing in order to pay these accounts payable in an orderly fashion. If the company does not receive additional financing the company will not be able to continue as a going concern.

The company has secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $260 monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The company requires additional financing in order to pay these mortgage payments. If the company does not receive additional financing the company will not be able to continue as a going concern.

Industrial Minerals has a number of future commitments for which it presently does not have the funds on hand to satisfy. These commitments include the payment of the short-term liabilities to affiliated and non-affiliated parties. While Industrial Minerals has been seeking financing sources for the Bissett Creek Graphite Property the company must also seek financing sources for its general and administrative operations. Although Industrial Minerals has been successful in obtaining funds to date, there can be no assurance that it will be able to continue to be successful in doing so. Industrial Mineral's ability to finance its operations will, in the end, be dependent on its ability to generate cash flow from operations, of which there can be no assurance.

The company has completed work on its Bissett Creek Graphite Property to March 31 2003 as follows:

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


During the first quarter ending March 31, 2003 the following work has begun and as of the date of this filing is at various stages of completion. Investors should be cautioned that a substantial amount of the following work still requires completion.

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

During the three-month period ending March 31, 2003 the company has been able to secure debt financing in the amount of $181,200 from a non-affiliated shareholder. The Company received $160,875 of these funds prior to March 31, 2003 and received the $20,325 subsequent to March 31, 2003. This debt now totals $936,247 for the period ending March 31, 2003. Interest has accrued on this debt in the amount of $14,767. The interest rate associated with this debt will be 7% yearly. This debt is due and payable together with principal and accrued interest on July 31, 2003. Subsequent to March 31, 2003 the company has arranged an additional $192,925 in loans at a rate of 7% from a non-affiliated shareholder. These loans as of May 7, 2003 now total $1,149,497. The principle in the amount of $1,149,497 along with accrued interest is due and payable on July 31, 2003. Management of the company has entered into discussions to renegotiate the terms of this debt. These negotiations are on going and no agreement has been reached as of this date.

In addition to the financing currently in place the company requires additional financing in the amount of $623,355 to complete the construction of the mine facility. The company has also budgeted for a monthly administration cost of $30,000 for each of the months of April through September 2003. The company will also require $200,000 to start processing graphite to build an inventory of approximately 1000 tons of graphite; these funds are required for the operation of the mine. Thus total funds in the amount of $1,145,290 are required to complete the Bissett Creek Graphite mine. Since the Company secured debt financing during the first quarter in the amount of $160,825 and subsequent to March 31, 2003 in the amount of $192,925; the Company requires additional financing in the amount of $771,165. This will enable the company to finish building the plant ($623,355), pay the account payable to a related party ($141,935) and provide $180,000 for monthly administration costs of $30,000 each for the months of April through and including September of 2003 and have $200,000 to operate the mine to build an inventory of 1000 tons of graphite.

Investors and potential investors should be aware that even though the company has been able to secure funds to the date of this filing in the amount of $1,149,497. There can be no guarantee that the company will be successful in obtaining satisfactory additional financing in the amount of $771,165 which the Company requires to complete the construction of the plant as discussed above. There are no financing commitments currently in place for the required funds in the amount of $771,165. The company intends to continue to seek debt financing to complete this project from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2003. (incorporated by reference)

                        None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 14, 2003


                                       INDUSTRIAL MINERALS, INC.



                                       By: /s/ John Melnyk
                                           -------------------------------------
                                           John Melnyk, CFO, Secretary/Treasurer

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, John Melnyk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Industrial Minerals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003


/s/ John Melnyk
--------------------------
John Melnyk, CFO/Secretary