Form 10QSB/A
period 2003-03-31
INDUSTRIAL MINERALS INC
filed 2003-05-16
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


                                  AMENDMENT #1

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


Dated: May 15, 2003



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


I, Edward Verby, certify that:

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

Date:  May 15, 2003


/s/ Edward Verby
--------------------------
Edward Verby, CEO