Form 10QSB
period 2003-06-30
INDUSTRIAL MINERALS INC
filed 2003-08-11
CIK 1035422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003


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

As of June 30, 2003, there were 72,063,896 shares of $0.0001 par value common stock outstanding


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets

                       June 30, 2003 and December 31, 2002

                                                                                             June 30,    December 31,
                           Assets                                                            2003              2002
                           ------
                                                                                         (Unaudited)       (Audited)
                                                                                          ---------         -------

Current assets:
     Cash                                                                           $     214,934             5,537
     Receivable - GST refunds                                                              33,869            19,594
     Prepaid expenses                                                                       6,400             6,400
     Deposits                                                                               4,425               796
                                                                                       ----------        ----------

                           Total current assets                                           259,628            32,327

Building and equipment, at cost, less accumulated
     depreciation of $85,096 in 2003 and $56,193 in 2002                                  402,022           366,014
                                                                                       ----------           -------

                           Total assets                                           $       661,650           398,341
                                                                                       ==========           =======

                         Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable:
         Non-related parties                                                        $      45,993             3,845
         Related parties                                                                    5,023           180,000
                                                                                         --------           -------

                           Total accounts payable                                          51,016           183,845

     Accrued interest payable                                                              15,775             -
     Notes payable                                                                      1,577,800           775,372
     Current installments of mortgage payable                                               1,999             1,999
                                                                                     ------------         ---------

                           Total current liabilities                                    1,646,590           961,216

Mortgage payable, excluding current installments                                           13,816            14,886
                                                                                      -----------          --------

                           Total liabilities                                            1,660,406           976,102
                                                                                        ---------           -------

Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                -                 -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         72,063,896 shares issued and outstanding for 2003 and
         36,031,621 shares issued and outstanding for 2002                                  3,600             3,600
     Additional paid-in capital                                                            14,142            14,142
     Deficit accumulated during exploration stage                                      (1,016,498)         (595,503)
                                                                                     ------------           -------

                           Total stockholders' equity (deficit)                          (998,756)         (577,761)
                                                                                       ----------           -------

                           Total liabilities and stockholders' equity             $       661,650           398,341
                                                                                       ==========           =======


See accompanying notes to consolidated financial statements.




                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)

                Consolidated Statements of Operations (Unaudited)

                   Three and six month periods ended June 30,
                      2003 and 2002 and for the period from
                     November 6, 1996 (Date of Inception) to
                                  June 30, 2003



                                                          Three months ended                    Six months ended    November 6, 1996
                                                               June 30,                            June 30,           (inception) to
                                                         2003             2002              2003            2002       June 30, 2003
                                                         ----             ----              ----            ----       -------------

Revenue                                                 $-                -                 -                -               15,537


Expenses:
     Cost of revenues                                    -                -                 -                -               76,201
     Professional fees                                 41,520             27,314          57,196           58,859         1,077,000
     Royalty fees                                        -                -                8,775            8,775            26,325
     Depreciation and amortization                     14,873              6,892          28,903            6,892            93,388
     Impairment of long-lived assets                     -                -                 -                  -            582,176
     Other general and administrative                 216,398             24,731         322,121           59,594           873,248
     Management Fees                                    4,000             -                4,000               -              4,000
                                                     ----------   --------------       ----------     ------------       -----------


                           Total expenses             276,791           58,937           420,995         (134,120)       (2,732,338)
                                                    -----------   --------------       -----------    -------------       ----------

                           Loss from operations      (276,791)         (58,937)         (420,995)         134,120        (2,716,501)
                                                    -----------   --------------       ------------   -------------        ---------


Other income:
     Interest income                                        -                3              -                   3             2,727
     Other income                                           -                -              -                   -               594
                                                   -----------    --------------       ------------    ----------         ----------

                           Total other income               -                3              -                   3             3,321


                           Net loss            $     (276,791)         (58,934)         (420,995)        (134,117)       (2,713,480)
                                                  ============    =============      ============     =============        =========

Net loss per common share                      $            -                 -             (.01)           (.01)
                                                   ==========       ==========        =========        ==========

Weighted average common shares outstanding         42,036,890       34,851,407        39,034,255       24,983,568
                                                   ==========       ==========        ==========       ==========

See accompanying notes to consolidated financial statements.


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

           Consolidated Statement of Stockholders' Equity (Unaudited)
                                  June 30, 2003

                                                                                         Deficit
                                                                                         Accumulated
                                                                          Additional     During the
                                                   Common Stock            Paid-In      Exploration
                                           # of Shares        Amount      Capital           Stage            Totals
                                           -----------        ------      -------           -----            ------

Inception - November 6, 1996                   -           $   -             -              -                  -

Balance at December 31, 1998                252,500           25             505,143       (750,830)      (245,662)
Issuance of stock for cash                   30,000            3             146,618          -            146,621
Issuance of stock for services               55,000            6             274,994          -            275,000
Net loss                                       -               -               -           (259,404)      (259,404)
                                       ------------    ---------          ----------     ----------       --------

Balance at December 31, 1999                337,500           34             926,755     (1,010,234)       (83,445)

Issuance of stock for cash                   84,900            8             413,062          -            413,070
Issuance of stock for services               70,000            7             349,993          -            350,000
Issuance of stock for Multiplex
     stock                                   3,000             1                  29          -                 30
Issuance of stock for acquisition          475,463            47               4,699          -              4,746
Net loss                                      -                -               -           (694,758)      (694,758)
                                       -----------     ---------          ----------     ----------       --------

Balance at December 31, 2000               970,863            97           1,694,538     (1,704,992)       (10,357)

Issuance of stock for
     compensation                           30,000             3              59,997          -             60,000
Net loss                                     -                 -               -            (67,251)       (67,251)
                                       -----------     ---------          ----------     ----------       --------

Balance at December 31, 2001             1,000,863           100           1,754,535     (1,772,243)       (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated              35,000,000         3,500          (1,740,393)     1,696,982        (39,911)
Minimum 50 shares
     post-split allocation                  30,758           -                 -                -                -
Net loss                                    -                -                 -           (520,242)      (520,242)
                                       -----------     ---------          ----------     ----------       --------
Balance at December 31, 2002            36,031,621         3,600              14,142       (595,503)      (577,761)

Minimum 50 shares
     post-split allocation                     327           -                 -                -                 -
2-for-1 split                           36,031,948           -                 -                -                 -

Net loss                                   -                 -                 -           (420,995)      (420,995)
                                       ----------      ---------          ----------     ----------       --------
Balance at June 30, 2003               72,063,896      $   3,600             $14,142     (1,016,498)      (998,756)
                                       ==========      =========          ==========     ==========       ========


See accompanying notes to consolidated financial statements.



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)

                             Six month period ended
                         June 30, 2003 and 2002 and for
                           the period from November 6,
                           1996 (Date of Inception) to
                                  June 30, 2003


                                                                                   Six month
                                                                                  period ended                November 6, 1996
                                                                                    June 30,                  (inception) to
                                                                            2003                    2002      June 30, 2003
                                                                            ----                    ----      -------------
Cash flows from operating activities:
     Net loss              $                                            (420,995)        (134,117)       (2,713,480)
     Adjustments to reconcile net loss to cash
         provided (used) by operating activities:
         Depreciation and amortization                                    28,903            6,892            85,096
         Provision for bad debts                                           -                -                49,676
         Stock issued for services                                         -                -               414,606
         Impairment of long-lived assets                                   -                -               297,882
         Changes in:
              Accounts receivables                                       (14,275)          (8,526)          (38,038)
              Inventory                                                    -                -                (5,527)
              Prepaid expenses                                             -                -                (6,939)
              Deposits                                                    (3,629)            (796)           (4,425)
              Accounts payable and accrued expenses                       42,148           (1,721)          (42,035)
              Accrued interest payable                                    15,775            -                15,775
              Due to related parties                                    (174,977)           -               400,023
                                                                       ---------      -----------        ----------

                           Cash flows from operating
                             activities                                 (527,050)        (138,268)       (1,547,386)
                                                                         -------       -----------        ---------
Cash flows from investing activities:
     Purchase of equipment                                               (64,911)        (132,366)         (286,548)
     Investment in Multiplex                                               -                -               (75,000)
     Acquisition of goodwill                                               -                -              (149,057)
     Loan to related party                                                 -                -               (50,000)
     Loan repayments                                                       -                -                 4,493
                                                                     -----------      -----------      ------------

                           Cash flows from investing
                             activities                                  (64,911)        (132,366)         (555,842)
                                                                         --------        ---------         --------

(Continued)


See accompanying notes to consolidated financial statements.


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

          Consolidated Statements of Cash Flows (Unaudited), Continued




                                                                                     Six month
                                                                                    period ended           November 6, 1996
                                                                                      June 30,               (inception) to
                                                                             2003                   2002      June 30, 2003
                                                                             ----                   ----      -------------
Cash flows from financing activities:
     Net proceeds from sale of common stock                       $        -                -               744,859
     Net proceeds from notes payable                                     802,428          307,760         1,557,348
     Proceeds from mortgage                                                -                -                17,000
     Principal payments on mortgage                                       (1,070)           -                (1,185)
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                              -                -                   140
                                                                    ------------        ---------    --------------

                           Cash flows from financing
                             activities                                  801,358          307,760         2,318,162
                                                                         -------          -------         ---------

Net increase in cash                                                     209,397           37,126           214,934

Cash at beginning of period                                                5,537               21                 -
                                                                    ------------          --------        ---------

Cash at end of period                                             $      214,934           37,147           214,934
                                                                     ===========           ======    ==============

Supplemental cash flow disclosures:
     Cash paid for interest                                       $      -                  -                  113
                                                                     ===========           ======    ==============

     Cash paid for income taxes                                   $       -                 -                    -
                                                                     ===========           =======   ==============

     Shares issued for debt                                       $       -                 -               595,000
                                                                     ===========           =======   ==============
     Shares issued for services                                   $       -                 -               414,606
                                                                     ===========           ========  ==============
     Shares issued for investment                                 $        -                -                    30
                                                                     ===========           ========  ==============

     Property costs financed by insurance
         of common stock                                          $        -                -                30,000
                                                                     ===========           ========  ==============

     Equipment financed by:
         Accounts payable                                                  -                -               200,000
         Insurance of common stock                                         -                -                 5,000
                                                                     -----------           --------  --------------

                                                                  $        -                -               205,000
                                                                     ===========           ========  ==============


See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

                  Six month period ended June 30, 2003 and 2002





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

Presentation of Interim Information
-----------------------------------

     The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the six months ended June 30, 2003 and 2002. Interim results are not necessarily indicative for results for a full year.

     The financial statements and notes are presented as permitted by Form
         10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2002.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-months ending June 30, 2003 and June 30, 2002
---------------------------------------------------

During the three-month period ending June 30, 2003 the company had no revenues. The company had no revenue during the same three-month period ending June 30, 2002.

The company incurred expenses for professional fees in the amount of $41,520 during the three-month period ending June 30, 2003 compared to $27,314 during the three-month period ending June 30, 2002. This is a increase of $14,206. This increase is a result of increases in both accounting and legal fees.

Depreciation and amortization expense for the three-month period ending June 30, 2003 totaled $14,873, compared to $6,892 for the three-month period ending June 30, 2002. This represents an increase of $7,981. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending June 30, 2003 compared to the same three-month period ending June 30, 2002.

Other general and administrative expenses for the three-month period ending June 30, 2003 totaled $216,398 compared to $24,731 for the same three-month period ending June 30, 2002. This represents an increase in the three-month period ending June 30, 2003 of $191,667 over the same period ending June 30, 2002. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending June 30, 2003 compared to the same three-month period ending June 30, 2002.

The Company exhibited its graphite at the National Plastics Exposition in Chicago from June 23, 2003 to June 27, 2003. Several Companies attending this show have expressed interest in the graphite from the Company's Bissett Creek Graphite Property. The Company is pleased with the response from this trade show but cautions investors that there are no firm orders for the Company's graphite at this time. This trade show represents the Company's first concerted effort to market graphite.

The Company paid an officer of the Corporation $4000 in management fees during the three-month period ending June 30, 2003. There were no management fees paid during the three-month period ending June 30, 2002.

The company has had a net loss of $276,791 for the three-month period ending June 30, 2003 as compared to a net loss of $58,934 for the three-month period ending June 30, 2002. This represents an increase of $217,857 for the three-month period ending June 30, 2003 compared to the same three-month period ending June 30, 2002. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending June 30, 2003 compared to the same three-month period ending June 30, 2002.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO SAME PERIOD IN 2002
--------------------------------------------------------------------------------

     The company had no revenues in the period in either 2003 or 2002. The company incurred expenses of $420,995 in the period in 2003 compared to expenses of $134,120 in the period in 2002. The professional fees decreased to $57,196 in 2003 compared to $58,859 in 2002. Depreciation and Amortization increased to $28,903 in 2003 from $6,892 in 2002. General and Administrative in 2003 was $322,121 as compared to $59,594 in 2002. In 2003 the company incurred $4,000 in management fees, but incurred no management fees in 2002. The net loss was ($420,995) in 2003 compared to ($134,117) in 2002. The loss per share was ($.01)
in the six month period in 2003 and 2002.

        The company expects the current trend of losses to continue until the company can begin delivery of graphite.

Liquidity and Capital Resources
-------------------------------

The company has cash on hand as at June 30, 2003 of $214,934 and accounts receivable of $33,869 was incurred as a result of tax input credits owed to the company by the Government of Canada.

The company has prepaid expenses of $6400. This represents the unused portion of an insurance policy that the company carries for its building and equipment. This policy expires September 6, 2003.

The company has a total of $4,425 in deposits, with its landlord $796 which represents a deposit on rent and common costs associated with its premises located at Suite 2500, One Dundas Street West, Toronto, On, M5G 1Z3. The balance of $3,629 is a deposit on work which is in progress on the Company's Bissett Creek Property. The company has an agreement which expires on October 31, 2003 to make rental payments of $1199 monthly on office space located at 2500 One Dundas Street West, Toronto.

The company had no revenue during three-month period ending June 30, 2003 and expects to have no revenue in each of the next two-quarters ending September 30, 2003 and December 31, 2003. The company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

The company has total accounts payable of $51,016. Related parties are owed $5,023 and non-related parties are owed $45,993. The Company owes $15,775 in accrued interest payable. The company has the cash on hand in order to pay these accounts payable in an orderly fashion.

The company has secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $260 monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The company has the cash on hand to pay these payments in an orderly fashion.

During the three-month period ending June 30, 2003 the company has been able to secure debt financing in the amount of $802,428 from a non-affiliated shareholder.. This debt now totals $1,577,800 for the period ending June 30, 2003. Interest has accrued on this debt in the amount of $15,775. The interest rate associated with this debt will be 7% yearly. During the quarter ending June 30, 2003 the Company made interest payments in the amount of $20,000. This debt is due and payable together with principal and any accrued interest on July 31, 2004. Subsequent to June 30, 2003 the company has arranged an additional $937,230 in loans at a rate of 7% from a non-affiliated shareholder. These loans as of August 5, 2003 now total $2,515,030. The principle in the amount of $2,515,030 along with any accrued interest is due and payable on July 31, 2004.

Industrial Minerals has the following future commitments. During the second quarter ending June 30, 2003 the following work has continued and as of the date of this filing is at various stages of completion. Investors should be cautioned that a substantial amount of the following work still requires completion.

o        Two buildings total 12,700 square feet                         $165,000
o        Conveyor belts                                                $  49,000
o        Completion of mine closure plan.                              $  12,000
o        Concrete work.                                                $  34,725
o        Steel work.                                                   $  13,455
o        Electrical installations                                      $ 225,000
o        Payment to Contractors to complete work.                      $  90,000
o        Purchase of Carpco Unit                                       $  67,500

Originally management had budgeted $65,000 for buildings. During the second quarter management decided to purchase a different structure at an increased cost. The building that has been purchased will better suit the long term needs of the Company.

The company requires $656,680 to complete the construction of the mine on its Bissett Creek Property as of August 5, 2003 the Company has $943,068 on hand. The company has also budgeted for a monthly administration cost of $30,000 for each of the months of July through December 2003 with July 2003 costs paid as of the date of August 5, 2003. The Company also requires $72,000 for financial assurances regarding the Bissett Creek Property, these funds are to be paid to the Minister of Finance for the Province of Ontario. As of August 5th 2003 the Company has paid $36,000 of the $72,000 requirement. The Company is obligated to pay the additional $36,000 to the Minister of Finance on or before the September 30, 2003. The company will also require $100,000 to start processing graphite to build an inventory of approximately 500 tons of graphite; these funds are required for the operation of the mine. Thus total funds in the amount of $942,680 are required to complete construction at the Bissett Creek Graphite mine, pay administration costs of $150,000 for the five-month period beginning August 1, 2003 ending December 31, 2003 and produce 500 tons of graphite. Since the Company has $943,068 on hand as of August 5, 2003 management believes the Company will successfully complete construction of the mine and start operation.

However investors and potential investors should be aware that the Company might not be able to continue to operate into January 2004 without sales of its graphite or additional financing.

Investors and potential investors should be aware that even though the company has the funds to complete construction of the mine, operate until December 31, 2003 and produce 500 tons of graphite there is no guarantee that the Company will be successful in marketing graphite. The company intends to continue to seek debt financing to ensure its ability to operate throughout 2004 from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time extending beyond December 31, 2003. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

Should the company complete the mine and begin production investors should be further cautioned that there might not be a market for the company's graphite. The company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2003. (incorporated by reference)


                        8-K12g3 filed April 1, 2003
                        8-K12g3 filed April 10, 2003
                        8-K filed May 27, 2003
                        8-K filed June 24, 2003

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated: August 11, 2003



                                       INDUSTRIAL MINERALS, INC.



                                       By: /s/ Robert Stoutley
                                           -------------------------------------
                                           Robert Stoutley, President & CEO