Form 10QSB
period 2003-09-30
INDUSTRIAL MINERALS INC
filed 2003-11-10
CIK 1035422

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   [QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal quarter ended: September 30, 2003


                        Commission file number: 000-30651

                            INDUSTRIAL MINERALS, INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                         06-1474412
       --------                              -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


    2 Robert Speck Parkway, Suite #750, Mississauga, Ontario, Canada L4Z 1H8
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (905) 306-3451
                           --------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         There were 72,063,896 shares outstanding of the registrant's Common Stock as of September 30, 2003.

                                TABLE OF CONTENTS

                                                                            Page
PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS..................................  2

         Balance Sheets as of September 30, 2003 (unaudited) and
         December 31, 2002...................................................  3

         Statements of Operations for the Three and Nine Months ended
         September 30, 2003 and September 30, 2002...........................  4

         Statements of Cash Flows (unaudited) for the Nine Months ended
         September 30, 2003 and 2002.........................................  5

         Statement of Stockholders' Equity for the year ended
         December 31, 2002, and for the Nine Months ended
         September 30, 2003 (unaudited)......................................  7

         Notes to Condensed Consolidated Financial Statements (unaudited)....  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................  9

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................13

ITEM 2.  CHANGES IN SECURITIES................................................13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................13

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...................13

ITEM 5. OTHER INFORMATION.....................................................13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................13

         SIGNATURES ..........................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002, included in the Company's Form 10-SB.



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002

                                                                                      September 30,     December 31,
                           ASSETS                                                         2003              2002
                           ------
                                                                                       (Unaudited)       (Audited)
                                                                                     ------------        ----------
Current assets:
     Cash                                                                            $    729,329        $    5,537
     Receivable - GST refunds                                                              31,006            19,594
     Prepaid expenses                                                                      14,531             6,400
     Deposits                                                                             210,220               796
                                                                                     ------------        ----------
                           Total current assets                                           985,086            32,327

Building and equipment, at cost, less accumulated
     depreciation of $103,326 in 2003 and $56,193 in 2002                                 552,440           366,014
                                                                                     ------------        ----------
                           Total assets                                              $  1,537,526        $  398,341
                                                                                     ============        ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
     Accounts payable:
         Non-related parties                                                         $      3,628        $    3,845
         Related parties                                                                        -           180,000
                                                                                     ------------        ----------
                           Total accounts payable                                           3,628           183,845

     Accrued interest payable                                                              35,915                 -
     Notes payable                                                                      2,781,666           775,372
     Current installments of mortgage payable                                               1,999             1,999
                                                                                     ------------        ----------
                           Total current liabilities                                    2,823,308           961,216

Mortgage payable, excluding current installments                                           13,232            14,886
                                                                                     ------------        ----------

                           Total liabilities                                            2,836,440           976,102
                                                                                     ------------        ----------

Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                    -                 -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         72,063,896 shares issued and outstanding for 2003 and
         36,031,621 shares issued and outstanding for 2002                                  3,600             3,600
     Additional paid-in capital                                                            14,142            14,142
     Deficit accumulated during exploration stage                                      (1,316,656)         (595,503)
                                                                                     ------------        ----------

                           Total stockholders' equity (deficit)                        (1,298,914)         (577,761)
                                                                                     ------------        ----------
                           Total liabilities and stockholders' equity                $  1,537,526        $  398,341
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



                                                 INDUSTRIAL MINERALS, INC.
                                                      AND SUBSIDIARY
                                              (An Exploration Stage Company)

                                     Consolidated Statements of Operations (Unaudited)

                            Three and nine month periods ended September 30, 2003 and 2002 and for the period from November 6, 1996 (Date of Inception) to
                                                    September 30, 2003

                                             Three months ended                  Nine months ended
                                                  Sept. 30,                        Sept. 30,               November 6, 1996
                                                  ---------                        ---------                (inception) to
                                          2003               2002            2003            2002           Sept. 30, 2003
                                       ------------       ----------      ------------    -------------      ------------
Revenue                                $          -                -                 -                -      $     15,537
                                       ------------       ----------      ------------    -------------      ------------
Expenses:
     Cost of revenues                             -                -                 -                -            76,201
     Professional fees                       18,894           20,661            76,090           79,520         1,095,894
     Royalty fees                            10,000            8,775            18,775           17,550            36,325
     Depreciation and amortization           18,230           21,898            47,133           28,790           111,618
     Impairment of long-lived assets              -                -                 -                -           582,176
     Management fees and salaries            28,923                -            32,923                -            32,923
     Other general and administrative       224,111          133,020           546,232          192,614         1,097,359
                                       ------------       ----------      ------------    -------------      ------------

Total expenses                              300,158          184,354           721,153          318,474         3,032,496
                                       ------------       ----------      ------------    -------------      ------------

Loss from operations                       (300,158)        (184,354)         (721,153)        (318,474)       (3,016,959)
                                       ------------       ----------      ------------    -------------      ------------


Other income:
     Interest income                              -                -                 -                3             2,727
     Other income                                 -                -                 -                -               594
                                       ------------       ----------      ------------    -------------      ------------

Total other income                                -                -                 -                3             3,321
                                       ------------       ----------      ------------    -------------      ------------

Net loss                               $   (300,158)        (184,354)         (721,153)       ( 318,471)     $ (3,013,638)
                                       ============       ==========      ============    =============      ============

Net loss per common share              $          -             (.01)             (.01)            (.01)
                                       ============       ==========      ============    =============

Weighted average common
shares outstanding                       72,063,896       36,001,380        50,132,935       28,666,252
                                       ============       ==========      ============    =============


See accompanying notes to consolidated financial statements.




                                              INDUSTRIAL MINERALS, INC.
                                                   AND SUBSIDIARY
                                           (An Exploration Stage Company)

                                  Consolidated Statements of Cash Flows (Unaudited)

                                Nine months ended September 30, 2003 and 2002 and for
                               the period from November 6, 1996 (Date of Inception) to
                                                 September 30, 2003

                                                                               Nine months
                                                                                 ended                 November 6, 1996
                                                                               Sept. 30,               (inception) to
                                                                               ---------
                                                                        2003               2002        Sept. 30, 2003
                                                                  --------------        ---------      --------------
Cash flows from operating activities:
     Net loss                                                     $     (721,153)    $   (318,471)    $  (3,013,638)
     Adjustments to reconcile net loss to cash
         used in operating activities activities:
         Depreciation                                                     47,133           28,790           103,326
         Provision for bad debts                                               -                -            49,676
         Stock issued for services                                             -                -           414,606
         Impairment of long-lived assets                                       -                -           297,882
         Changes in:
              Receivable                                                 (11,412)         (12,404)          (35,175)
              Inventory                                                        -                -            (5,527)
              Prepaid expenses                                            (8,131)          (6,400)          (15,070)
              Deposits                                                  (209,424)          (7,596)         (210,220)
              Accounts payable and accrued expenses                         (217)          30,429           (84,400)
              Accrued interest payable                                    35,915            5,913            35,915
              Due to related parties                                    (180,000)          10,725           395,000
                                                                  ---------------    ------------     -------------
Cash flows from operating activities                                 ( 1,047,289)        (269,014)       (2,067,625)
                                                                  ---------------    ------------     -------------

Cash flows from investing activities:
     Purchase of building and equipment                                 (233,559)        (184,208)         (454,926)
     Investment in Multiplex                                                   -                -           (75,000)
     Acquisition of goodwill                                                   -                -          (149,057)
     Loan to related party                                                     -                -           (50,000)
     Loan repayments                                                           -                -             4,493
                                                                  ---------------    ------------     -------------

Cash flows from investing activities                                    (233,559)        (184,208)         (724,490)
                                                                  ---------------    ------------     -------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                                   -                 -           744,859
     Net proceeds from loans payable                                   2,006,294          437,010         2,761,214
     Proceeds from Mortgage payable                                           -            17,000            17,000
     Principal payments on mortgage                                       (1,654)               -            (1,769)
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                                  -                -               140
                                                                  ---------------    ------------     -------------

Cash flows from financing activities                                    2,004,640         454,010         3,521,444
                                                                  ---------------    ------------     -------------


                                                                                                                 (Continued)


                                              INDUSTRIAL MINERALS, INC.
                                                   AND SUBSIDIARY
                                           (An Exploration Stage Company)
                            Consolidated Statements of Cash Flows (Unaudited), Continued


                                                                               Nine months
                                                                                 ended                 November 6, 1996
                                                                               Sept. 30,               (inception) to
                                                                               ---------
                                                                        2003               2002        Sept. 30, 2003
                                                                  --------------        ---------      --------------
Net increase in cash                                              $      723,792              788     $     729,329

Cash, at beginning of period                                               5,537               21                -
                                                                  ---------------    ------------     -------------

     Cash, at end of period                                       $      729,329     $        809     $     729,329
                                                                  ===============    ============     =============

Supplemental cash flow disclosures:
     Cash paid for interest                                       $            -               -      $         113
                                                                  ===============    ============     =============

     Cash paid for income taxes                                   $            -               -                  -
                                                                  ===============    ============     =============

     Non-cash investing and financing activities:
         Shares issued for debt                                   $            -               -      $     595,000
                                                                  ===============    ============     =============
         Shares issued for services                               $            -               -      $     414,606
                                                                  ===============    ============     =============
         Shares issued for investment                             $            -               -      $          30
                                                                  ===============    ============     =============


     Property costs financed by insurance
         of common stock                                          $            -               -             30,000
                                                                  ===============    ============     =============

         Equipment financed by:
         Accounts payable                                                      -               -            200,000
         Insurance of common stock                                             -               -              5,000
                                                                  ---------------    ------------     -------------

                                                                  $            -               -            205,000
                                                                  ===============    ============     =============


See accompanying notes to consolidated financial statements.




                                              INDUSTRIAL MINERALS, INC.
                                                   AND SUBSIDIARY
                                           (An Exploration Stage Company)

                             Consolidated Statement of Stockholders' Equity (Unaudited)
                                                   September, 2003
                                                                                          Deficit
                                                                                        Accumulated
                                                   Common Stock           Additional    During the
                                          ---------------------------      Paid-In      Exploration
                                           # of Shares        Amount        Capital         Stage           Totals
                                        -------------      -----------    -----------     ----------     -----------
Inception - November 6, 1996                        -      $        -              -              -               -

Balance at December 31, 1998                  252,500              25        505,143       (750,830)       (245,662)
Issuance of stock for cash                     30,000               3        146,618              -         146,621
Issuance of stock for services                 55,000               6        274,994              -         275,000
Net loss                                            -               -              -       (259,404)       (259,404)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)        (83,445)

Issuance of stock for cash                     84,900               8        413,062              -         413,070
Issuance of stock for services                 70,000               7        349,993              -         350,000
Issuance of stock for Multiplex
     stock                                      3,000               1             29              -              30
Issuance of stock for acquisition             475,463              47          4,699              -           4,746
Net loss                                            -               -              -       (694,758)       (694,758)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2000                  970,863              97      1,694,538     (1,704,992)       (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997              -         60,000
Net loss                                            -               -              -        (67,251)       (67,251)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2001                1,000,863             100      1,754,535     (1,772,243)       (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000           3,500     (1,740,393)     1,696,982        (39,911)
Minimum 50 shares
     post-split allocation                     30,758               -              -              -              -
Net loss                                            -               -              -       (520,242)      (520,242)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2002               36,031,621           3,600         14,142       (595,503)      (577,761)

Minimum 50 shares
     post-split allocation                        327               -              -              -              -
2-for-1 split                              36,031,948               -              -              -              -

Net loss                                            -               -              -       (721,153)      (721,153)
                                        -------------      -----------    -----------     ----------     -----------
Balance at September 30, 2003              72,063,896      $    3,600         14,142     (1,316,656)    (1,298,914)
                                        =============      ===========    ===========     ==========     ===========

See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements
               Nine month period ended September 30, 2003 and 2002



Organization

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

Presentation of Interim Information

         The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative for results for a full year.

         The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Three-months ending September 30, 2003 and September 30, 2002

During the three-month period ending September 30, 2003 the company had no revenues. The company had no revenue during the same three-month period ending September 30, 2002.

The company incurred expenses for professional fees in the amount of $18,894 during the three-month period ending September 30, 2003 compared to $20,661 during the three-month period ending September 30, 2002. This is a decrease of $1,767.

The company incurred royalty expenses in the amount of $10,000 during the three-month period ending September 30, 2003. The company is required to pay a minimum yearly royalty of $20,000 ($27,000 CDN dollars) whether the Company is producing graphite or not. There was a royalty payment made in the amount of $8,775 during the three-month period ending March 31, 2003. The total amount of $18,775 ($27,000 CDN dollars) has been paid for the fiscal year ending December 31, 2003. The weakness of the United States dollar in relation to the Canadian dollar over the past three months has resulted in an increased cost in US dollars to the Company. If the United States dollar remains at the current level in relation to the Canadian dollar the royalty payment in subsequent years will increase in US dollars to $20,000 discussed in previous SEC filings, this represents an increase of $2,450 on an annualized basis.

Depreciation and amortization expense for the three-month period ending September 30, 2003 totaled $18,230, compared to $21,898 for the three-month period ending September 30, 2002. This represents a decrease of $3,668. This decrease is due to the timing of asset purchases during the three-month period ending September 30, 2003 compared to the same three-month period ending September 30, 2002.

Other general and administrative expenses for the three-month period ending September 30, 2003 totaled $224,111 compared to $133,020 for the same three-month period ending September 30, 2002. This represents an increase in the three-month period ending September 30, 2003 of $91,091 over the same period ending September 30, 2002. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending September 30, 2003 compared to the same three-month period ending September 30, 2002.

The company has begun and is continuing to market graphite that will be available from the Bissett Creek Graphite Property. Several Companies have expressed interest in the graphite from the Company's Bissett Creek Graphite Property. The company is pleased with this response but cautions investors that there are no firm orders for the company's graphite at this time.

The company paid $28,923 in management fees and salaries during the three-month period ending September 30, 2003. There were no management fees and salaries paid during the three-month period ending September 30, 2002. The company paid $23,125 in wages to the President of the company and $1,798 in benefits to Revenue Canada on behalf of the President. Benefits in the amount of $1,798 paid to Revenue Canada represent the company's portion of Canada Pension Plan and Employment Insurance Premiums payable. A Management fee of $4,000 was paid to the CFO during the three-month period ending September 30, 2003.

The company has had a net loss of $300,158 for the three-month period ending September 30, 2003 as compared to a net loss of $184,354 for the three-month period ending September 30, 2002. This represents an increase of $115,804 for the three-month period ending September 30, 2003 compared to the same three-month period ending September 30, 2002. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending September 30, 2003 compared to the same three-month period ending September 30, 2002.

          Nine-months ending September 30, 2003 and September 30, 2002

During the nine-month period ending September 30, 2003 the company had no revenues. The company had no revenue during the same period ending September 30, 2002.

The company incurred expenses for professional fees in the amount of $76,090 during the period ending September 30, 2003 compared to $79,520 during the period ending September 30, 2002. This is a decrease of $3,430.

Depreciation and amortization expense for the period ending September 30, 2003 totaled $47,133, compared to $28,790 for the period ending September 30, 2002. This represents an increase of $18,343. This increase is due to the additional asset purchases during the period ending September 30, 2003 compared to the same period ending September 30, 2002.

Other general and administrative expenses for the three-month period ending September 30, 2003 totaled $546,232 compared to $192,614 for the same period ending September 30, 2002. This represents an increase of $353,618 (183%) for the period ending September 30, 2003 over the same period ending September 30, 2002. This increase is due to an increase in activity surrounding the operations of the company during the period ending September 30, 2003 compared to the same period ending September 30, 2002.

The company paid $32,923 in management fees and salaries during the period ending September 30, 2003. There were no management fees and salaries paid during the same period ending September 30, 2002. The company paid $23,125 in wages to the President of the company and $1,798 in benefits to Revenue Canada on behalf of the President. Benefits in the amount of $1,798 paid to Revenue Canada represent the Company's portion of Canada Pension Plan and Employment Insurance Premiums payable. A Management fee of $8,000 was paid to the CFO during the period ending September 30, 2003.

The company has had a net loss of $721,153 for the period ending September 30, 2003 as compared to a net loss of $318,471 for the period ending September 30, 2002. This represents an increase of $402,682 for the period ending September 30, 2003 compared to the same period ending September 30, 2002. This 126% increase is due to an increase in activity surrounding the operations of the company during the period ending September 30, 2003 compared to the same period ending September 30, 2002.

                         Liquidity and Capital Resources

The company has cash on hand as at September 30, 2003 of $729,329 and accounts receivable of $31,006 was incurred as a result of tax input credits owed to the company by the Government of Canada.

The company has prepaid expenses of $14,531. This represents the unused portion of an insurance policy that the company carries for its building and equipment. This policy expires September 6, 2004.

The company has a total of $210,220 in deposits, with its landlord $1,521 which represents a deposit on rent and common costs associated with its premises located at Suite 750 2 Robert Speck Parkway, Mississauga, Ontario L4Z 1H8. The balance of $208,699 is represented by a $74,000 deposit to the Minister of Finance for the Province of Ontario which is a security deposit regarding the mine closure plan that has been filed for the Bissett Creek Property. The balance of $134,699 are deposits as follows: $128,020 on a building, $5,939 on equipment, and $740 on a mobile phone account and legal fees.

The company had no revenue during three-month period ending September 30, 2003 and expects to have no revenue in each of the next two-quarters ending December 31, 2003 and March 31, 2004. The company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

The company has total accounts payable of $3,628. The company has the cash on hand in order to pay these accounts payable in an orderly fashion. The Company owes $35,915 in accrued interest payable. The interest is not due until July 31, 2004.

The company has secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $296 (Canadian $400 monthly) monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The company has the cash on hand to pay these payments in an orderly fashion. These payments were previously $260 monthly however due to the weakness of the United States dollar in relation to the Canadian dollar the $36 USD a month increase has occurred.

During the three-month period ending September 30, 2003 the company has been able to secure debt financing in the amount of $1,203,866 from a non-affiliated shareholder.. Total debt now totals $2,781,666 for the period ending September 30, 2003. Interest has accrued on this debt in the amount of $35,915. The interest rate associated with this debt will be 7% yearly. During the quarter ending September 30, 2003 the Company made interest payments in the amount of $20,000. This debt is due and payable together with principal and any accrued interest on July 31, 2004.

Industrial Minerals has the following future commitments. During the third quarter ending September 30, 2003 the following work has continued and as of the date of this filing is at various stages of completion. Investors should be cautioned that a substantial amount of the following work still requires completion.

o        Two buildings total 12,700 square feet                     $  30,576
o        Conveyor belts                                             $   9,800
o        Completion of mine closure plan.                           $   1,500
o        Concrete work.                                             $   9,000
o        Steel work.                                                $  13,455
o        Electrical installations                                   $ 210,000
o        Payment to Contractors to complete work.                   $  90,000
o        Purchase of Carpco Unit                                    $  67,500

The company requires $431,831 to complete the construction of the mine on it's Bissett Creek Property as of September 30, 2003 the Company has $729,329 on hand. The company has also budgeted for a monthly administration cost of $30,000 for each of the months of October 1, 2003 through March 31, 2004. The company will also require $100,000 to start processing graphite to build an inventory of approximately 500 tons of graphite; these funds are required for the operation of the mine. Thus total funds in the amount of $711,831 are required to complete construction at the Bissett Creek Graphite mine, pay administration costs of $180,000 for the six-month period beginning October 1, 2003 ending March 31, 2003 and produce 500 tons of graphite. Since the Company has $729,329 on hand as of September 30, 2003 management believes the Company will successfully complete construction of the mine and start operation. However investors and potential investors should be aware that the Company might not be able to continue to operate subsequent to March 31, 2004 without sales of its graphite or additional financing.

Investors and potential investors should be aware that even though the company has the funds to complete construction of the mine, operate until March 31, 2004 and produce 500 tons of graphite there is no guarantee that the Company will be successful in marketing graphite. The company intends to continue to seek debt financing to ensure its ability to operate throughout 2004 from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time extending beyond March 31, 2004. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             EXHIBIT NO.           DESCRIPTION


                31.1     Section 302 Certification - CEO
                31.2     Section 302 Certification - CFO
                32.1     Section 906 Certification - CEO
                32.2     Section 906 Certification - CFO

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during the fiscal quarter for the period ended September 30, 2003.

         Report on Form 8-K dated September 15, 2003, relating to changes in the Company's address and telephone number.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2003                 INDUSTRIAL MINERALS, INC.

                                         By:/s/Robert Stoutley
                                         --------------------------------------
                                          Robert Stoutley,
                                          Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Robert Stoutley                                  Dated:November 10, 2003
   -----------------------------------------
    Robert Stoutley, Chief Executive Officer
    and President