Form 10KSB
period 2003-12-31
INDUSTRIAL MINERALS INC
filed 2004-03-29
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


                            Industrial Minerals, Inc.
                           ---------------------------
                 (Name of small business issuer in its charter)

======================================== ===================================== =====================================
               Delaware                               000-30651                             06-1474412
                                                      ---------                             ----------
---------------------------------------- ------------------------------------- -------------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)
======================================== ===================================== =====================================


                       2 Robert Speck Parkway, Suite #750,
                      Mississauga, Ontario, Canada L4Z 1H8
                 -----------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:       (905) 306-3451
                                 --------------

Securities registered under Section 12(b) of the Exchange Act: None

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

         Yes      [X]      No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ NIL

As of December 31, 2003, 54,386,896 shares of the Company's Common Stock, no par value per share, were held by non-affiliates, which, based upon market closing price on December 31, 2003, of $3.29 had a value of $178,932,888.

The number of shares of Common Stock of the registrant outstanding as of December 31, 2003, were 72,003,896.

                                TABLE OF CONTENTS

PART I                                                                      PAGE

   Item 1.  Description of Business                                           4
   Item 2.  Description of Property                                           7
   Item 3.  Legal Proceedings                                                 8
   Item 4.  Submission of Matters to a Vote of Security Holders               8


PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters          8
   Item 6.  Management's Discussion and Analysis or Plan of Operation         10
   Item 7.  Financial Statements                                              15
   Item 8.  Changes in and Disagreements With Accountants on Accounting       16
                  and Financial Disclosure
   Item 8a. Controls and Procedures                                           16


PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act           16
   Item 10. Executive Compensation                                            21
   Item 11. Security Ownership of Certain Beneficial Owners and Management    23
   Item 12. Certain Relationships and Related Transactions                    24
   Item 13. Exhibits and Reports on Form 8-K                                  24
   Item 14. Principal accountant fees and services                            25

SIGNATURES                                                                    27

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

         In 1996 the Company was listed on the OTCBB with the symbol WNCR. The prior management raised funds for a mining property in the Northwest Territories. The budget was spent and the Company remained inactive until March of 1999. In March of 1999, the Company raised $150,000 to invest in online gambling pursuant to Rule 504, Regulation D for US Investors and Pursuant to Regulation S for foreign investors. The Company has since divested itself of these acquisitions due to the questionable nature of the online gambling industry. In September of 1999, Wayne Miller became president of Winchester Mining, Corp. The Company commissioned Digicorp of Vancouver British Columbia, Canada to develop websites for the Company: Hollwoodmall.net and Pacificnorthwestmall.net. They have been under development since October of 1999. Radiant Communication of Vancouver was developing and managing these websites until work was terminated in late 2000.

         Bullseye Communication Group was hired to develop an overall marketing plan for the Company and the two "mall" websites. All website and "mall" development work was terminated in the fall of 2000, due to lack of capital and difficulty of attracting business. According to Company records, Bullseye Communication Group was paid a total of $5000 for development of the website.

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

         The Board of Directors determined that the consideration for the business concept of PB&J was adequate based upon the facts that: a) the company had no active business. b) the business plan appeared to have potential, c) the market price of the stock was very low. d) no other more promising businesses were willing to be acquired, when the company had no capital to invest. There was an arms length negotiation between the then Board of Directors and the principals of PB&J. Two owners of PB&J Messrs. Silva & McFarlane became officers, directors, and affiliates of the company after the PB&J transaction.

         PB&J had developed magnetized package dispensing system for plastic bags and dryer sheets for location on kitchen refrigerators. The product was designed to offer enhanced convenience which management believed represent a marketable product.

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

         On December 14, 2001, the shareholders adopted a reverse split of the then issued and outstanding shares on a 100 for one basis, except that no shareholder shall be reduced to less than 50 shares. The effective date of the reverse split was January 7, 2002.

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

         In the transaction IMI became a wholly owned subsidiary of PNW. The Company nor its subsidiary currently have any revenue producing operations. The stockholders of IMI became stockholders of PNW, and their rights as stockholders are governed by the PNW articles of incorporation and bylaws, as currently in effect, and the laws of the State of Delaware. Following the acquisition, PNW is continuing on IMI's operations under the changed company name to Industrial

Minerals, Inc. PNW's then current board of directors resigned and a new board of directors was appointed after Notice pursuant to Section 14f of the Securities and Exchange Act of 1934 was mailed to shareholders. Shareholders did not vote on this appointment of directors.

         The IMI transaction was introduced to the company by a shareholder of the company who was not an officer or director or affiliate. The transaction was approved by the Board, because the company had been unable to raise capital for the PB&J project. The purchase consideration was negotiated based upon a summary of report prepared by Ben Ainsworth of Ainsworth-Jenkins. This report prepared by Mr. Ainsworth summarized previous reports by Kilborn Engineering Ltd., KHD Canada Ltd., Pincock, Alan & Holt, Cominco Engineering Services Ltd and Environmental Applications Group Ltd.

         The Board of Directors approved the acquisition of IMI on January 31, 2002 and authorized the issuance of the shares on February 20, 2002. The vote was unanimous to approve the agreement.

         The PNW board of directors negotiated the acquisition agreement with IMI and authorized the issuance of the exchange shares totaling 31,511,750 in a transaction exempt from registration under Section 4(2), 4(6) and Regulation S as applicable because the board of directors believes that this acquisition will be to the benefit of shareholders.

         The class of persons to whom the common shares of issuer were issued was the holders of 91% of the common stock of Industrial Minerals, Incorporated, a Nevada Corporation. The consideration for the issuance of issuers shares was to acquire (by exchange) 91% of the shares of Industrial Minerals, Incorporated, a Nevada Corporation. Subsequently, in May 2002, the subsidiary Industrial Minerals, Inc. was merged into issuer in a statutory merger of a subsidiary in to a parent pursuant to Section 253 of Delaware General Corporation Law.

         On June 13, 2003, the officers and directors of the Company approved a resolution to forward split the common shares of the Company on a two shares for one basis, and a majority of the shareholders have indicated their written consent to such action.

            On July 24, 2003, Industrial Minerals Canada, Inc., a wholly owned subsidiary of Industrial Minerals, Inc., and Mohawk Investment Group and Community of Southend Reserve No. 200 and 209 and Southend Reindeer Development Corporation signed a memorandum of understanding. The parties have agreed to form a limited partnership for the purpose of conducting a business involving the mining, milling, transportation, and the sale of graphite located on the reserve. The community of Southend would have 50% interest while the Mohawk Investment Group and Industrial Minerals Canada, Inc. would each have 25% of the partnership.

Certain Risks

         The Company's business is subject to numerous risk factors, including the following:

         The Company is in the process of developing its mineral property for graphite at its Bissett Creek property. The company is installing equipment in preparation for attempted production of graphite.

         There has been no graphite production to date (March 25, 2004) by the Company. The Company has no purchase orders for graphite to be produced by the Company. The Company hopes to be in production for graphite before the end of its current fiscal year, which is December 31, 2004, at its Bissett Creek mineral prospect, subject to the approval of the mine closure plan by the Ministry of Mines and Northern Development in the Province of Ontario. In addition the Corporation must obtain a Certificate of Approval from the Ministry of Environment concerning water management. The Company has held meetings with the Ministries and anticipates receiving these approvals in the second quarter ending June 30, 2004. (Please see "Plan of Operation" as contained in Item 6 hereof.)

ITEM 2 - DESCRIPTION OF PROPERTY

         After December 31, 2001 the Company has acquired and merged Industrial Minerals, Incorporation a Nevada corporation into itself. The Company owns mineral interests in a graphite mineral property in Canada as follows:

         The Company is the "lessee" of lease number 364704 consisting of the following: All those parcels or tracts of land and land under water in the Township of Head, Clara and Maria, in the County of Renfrew and Province of Ontario, containing by a measurement 564.569 hectares, be the same more or less, composed of those parts of lots 21, 22, 23, 24 and 25, Concessions IV and V, and part of the bed of Mag Lake and the bed of the unnamed lake, and lots 23, 24 and 25 and the north half of lots 21 and 22, Concession III as shown on the plan of the geographic Township of Maria, designated as parts 1, 2, 3 and 5 on a plan and a field notes deposited in the Land Registry Office at Pembroke as Plan 49R_11203, comprising mining claims EO 608306, EO 608346, EO 608347, EO 608374,
EO 608348, EO 608373, EO 608349, EO 608372, EO 608369, SO 998760, SO 1084577, EO
800884,  EO 800880,  EO 800881,  EO 608350,  EO 608371, EO 608367, EO 608370, EO
608376, EO 608368, EO 608302, SO 1117797,  SO 998754, SO 1117798,  SO 998755, SO
1117799, SO 998756 and SO 998757.

         On June 20, 2002, the Company acquired the following unpatented graphite mining claims. SO 1249711 (11 units) SO 1249723 (3 units) SO 1234705 (2 units) They cover a total area of approximately 625 acres or 248 hectares. They are located in Maria township in Ontario, Canada. The Company acquired the graphite mining claims from Messrs. P. McLean and F. Tagliamonte and from the estate of P. Lacombe. The Company paid $50,000 (Canadian) for the property. The transaction to acquire the claims were at "arms length" with Sellers. Sellers are not and were not affiliates of IMI at the time of the transaction. The Company is responsible for a royalty in the amount of $20 (Canadian) per tonne of graphite produced. The Company must pay an advance royalty of $27,000 Canadian yearly which will be recaptured once the property is producing and there are sales.

         The Company's mailing address is 2 Robert Speck Parkway, Suite #750, Mississauga, Ontario, Canada L4Z 1H8.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders held in Toronto on October 24, 2003 the shareholders elected John Melnyk, Robert Stoutley, Stephen Weathers and Larry Van Tol directors of the Corporation. The shareholders also approved the appointment of Toski, Schaefer & Co., P.C. as auditors for the fiscal year ending December 31, 2003. There were 20,000 shares represented in person and 42,979,592 shares represented by proxy. Each of the directors elected received 100% of the votes of the shares present. There were no votes recorded against any of the directors elected at the meeting.



                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) The Registrant's common stock is traded in the over-the-counter market under the symbol IDLM (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales. (NOTE:
Price adjusted for 2 for 1 forward split.)

       2003                                 High                         Low
       ----                                 ----                         ---
     1st quarter                            1.01                         0.83
     2nd quarter                            1.53                         0.63
     3rd quarter                            3.03                         1.40
     4th quarter                            3.33                         2.08

         2002                               High                         Low
         ----                               ----                         ---
     1st quarter                            0.80                         0.12
     2nd quarter                            0.77                         0.37
     3rd quarter                            1.02                         0.60
     4th quarter                            1.05                         0.73

         (b) As of December 31, 2003, there were 288 shareholders of record of the Registrant's common stock.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       Twelve month period ending December 31, 2003 and December 31, 2002

         During the twelve-month period ending December 31, 2003 the Company had no revenues. The Company had no revenue during the same twelve-month period ending December 31, 2002.

         The Company incurred expenses for professional fees in the amount of $91,858 during the twelve-month period ending December 31, 2003 compared to $86,275 during the twelve-month period ending December 31, 2002. This is an increase of $5,583. This increase is due to an increase in activity surrounding the operations of the company during the twelve-month period ending December 31, 2003 compared to the same twelve-month period ending December 31, 2002.

         The Company incurred royalty expenses in the amount of $18,775 during the twelve-month period ending December 31, 2003. These expenses are the result of the Bissett Creek Graphite property. The Company is required to pay a minimum yearly royalty of $18,775 whether graphite is produced or not. The Company paid royalty payments of $17,550 during the twelve-month period ending December 31, 2002. This represents an increase of $1,225. This increase is due to the recent strength of the Canadian dollar versus the United States dollar. The Company is required to pay the royalty due in Canadian dollars and that minimum royalty is $27,000 annually.

         Depreciation and amortization expense for the twelve-month period ending December 31, 2003 totaled $68,717 compared to $56,193 for the twelve-month period ending December 31, 2002. This represents a $12,524 increase in the twelve-month period ending December 31, 2003 over the same period ending December 31, 2002. This increase is due to an increase in activity surrounding the operations of the company during the twelve-month period ending December 31, 2003 compared to the same twelve-month period ending December 31, 2002. This increase in activity is due to the companies' 100% interest in the Bissett Creek Graphite property. It should also be noted that the Company has purchased equipment and buildings that have yet to be depreciated as these assets are not yet fully constructed or installed. It is expected that all construction will be completed in the first half of fiscal 2004 and these assets will then be depreciated.

         The Company had management fees and salaries in the amount of $56,127 for the twelve-month period ending December 31, 2003 compared to no management fees or salaries during the same twelve month period ending December 31, 2002. This represents an increase of 100% and is due to the increased operations of the Company during the twelve-month period ending December 31, 2003 as compared to the same twelve-month period ending December 31, 2002. During 2003 the CEO was paid a salary of $48,127 and the CFO was paid management fees in the amount of $8,000.

         Other general and administrative expenses for the twelve-month period ending December 31, 2003 totaled $897,804 compared to $360,227 for the twelve-month period ending December 31, 2002. This represents a $537,577 increase in the twelve-month period ending December 31, 2003 over the same period ending December 31, 2002. This increase is due to an increase in activity surrounding the operations of the Company during the twelve-month period ending December 31, 2003 compared to the same twelve-month period ending December 31, 2002. This increase in activity is due to the companies' 100% interest in the Bissett Creek Graphite property.

         The Company has had a net loss of $1,133,197 for the twelve-month period ending December 31, 2003 as compared to a net loss of $520,242 for the twelve-month period ending December 31, 2002. This represents an increase of $612,955 for the twelve-month period ending December 31, 2003. This increase is due to an increase in activity surrounding the operations of the company during the twelve-month period ending December 31, 2003 compared to the same twelve-month period ending December 31, 2002.

                         Liquidity and Capital Resources

         The Company has cash on hand of $585,934 and a receivable as at December 31, 2003 of $40,267. The receivable of $40,267 is a result of tax input credits owed to the company by the Government of Canada.

         The Company has prepaid expenses of $10,462. This represents the unused portion of an insurance policy that the company carries for its building and equipment. This policy expires September 6, 2004.

         The Company has total deposits in the amount of $65,242 as of December 31, 2003 compared to $796 for the twelve-month period ending December 31, 2002. This represents an increase of $64,446. The Company has on deposit with its landlord $1,521 which represents one-month rent and common costs associated with its premises located at 2 Robert Speck Parkway, Suite #750, Mississauga, Ontario, Canada L4Z 1H8. The Company has entered into a lease, which expires on August 31, 2004 at which time the Company will continue to rent office space on a month- to-month basis. The Company has on deposit with the Minister of Finance for the province of Ontario $55,093 to secure a portion of the Company's mine closure plan surrounding the construction of the Company's infrastructure on its Bissett Creek Property. The Company also has a deposit on future marketing costs in the amount of $4,000, legal costs $4,258 and a telephone security deposit, $370.

         The Company had no revenue during the twelve-month period ending December 31, 2003 and expects to have no revenue in each of the next three-quarters ending March 31, 2004, June 30, 2004 and September 30, 2004. The Company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the Company will be successful in obtaining a contract for its graphite.

         The Company has total current liabilities in the amount of $167,897, which is made up of accounts payable, $165,753 and current portion of a mortgage payable in the amount of $2,144. The Company has the funds on hand to pay these current liabilities in an orderly fashion.

         During the fiscal year ending December 31, 2002 the Company secured a first mortgage which has a balance outstanding of $16,476 as of December 31, 2003. Included in this balance is the current principal payments required in fiscal 2004 of $2,144. A monthly payment of $296 is required including principal and interest for the next 4 years. The balance of $9,568 on August 29, 2007 is then due and payable. This mortgage carries an interest rate of 7% compounded semi-annually not in advance.

         The Company had current loans payable of $775,372 as of December 31, 2002 and has no current loans payable as of December 31, 2003. The Company was granted an extension regarding this debt to July 31, 2005 during the twelve-month period ending December 31, 2003. Investors should be cautioned that virtually 100% of the Company's debt is due and payable on July 31, 2005. While this debt is considered long term debt investors should be aware that the Company has not begun any discussions to negotiate terms more favorable to the Company concerning this debt. Should the Company not be able to retire this debt on July 31, 2005 investors should be cautioned that the Company might not be able to continue to operate.

         During the twelve-month period ending December 31, 2003 the Company has been able to secure additional debt financing in the amount of $2,283,335 from a non-affiliated shareholder. This debt now totals $3,058,707 for the period ending December 31, 2003. Interest in the amount $83,579 has accrued on this debt to December 31, 2003. This interest will continue to accrue at the rate of 7% per annum until July 31, 2005 when the total principal of $3,058,707 along with any accrued interest will become due and payable. The interest rate associated with this debt will be 7% yearly. Subsequent to December 31, 2003 the company has arranged an additional debt financing in the amount of $250,000 at a rate of 7% from a non-affiliated shareholder. This additional financing in the amount of $250,000 along with the accrued interest at the rate of 7% per annum is due and payable on July 31, 2005.

         During fiscal year ending December 31, 2003, the Company has completed work on it's Bissett Creek Graphite Property as follows:

1 Two small electrical buildings that store the motor control center and the two generators.
2 The Company has taken delivery of a pre-engineered building. The foundations for this building were built and the concrete poured during fiscal year end December 31, 2003.
3 The company has added conveyors and ore collection bins to its main crushing and screening plant during the Company's fiscal year ending December 31, 2003. The main crushing and screening plant are still under construction and this plant is expected to be completed during the second quarter of 2004.
4 All underground electrical wiring from the motor control building to all of the equipment and the process building has been completed. This totals approximately 7,000 feet of underground wiring.

         While the Company has completed the above work on its Bissett Creek Property the Company must still complete the following work:

1        Process building                                     $ 157,860
2        Main crushing and screening plants                   $  53,625
3        Equipment purchases, additional loader               $  40,000
4        Equipment, used excavator                            $  55,000
5        Blasting equipment (dynamite)                        $  46,000
6        Mine closure plan                                    $ 250,000
7        Placing of equipment in process building             $ 157,900
8        Equipment, dryer                                     $  60,000
9        Equipment for quality control procedures             $  60,000
10       Final screening equipment                            $  60,000
                                                              ---------
Total funds required to complete construction                 $ 940,385

Investors should be aware that the above are estimates only and could change as the project develops.

Regarding point number 6 above concerning the mine closure plan, investors should be aware that this is an estimate. The final figure may be substantially higher. Management does not believe the figure will be lower. The Province of Ontario requires financial assurances to be in place before mining commences. The Company has filed a mine closure plan with the Province and is now in the process of responding to the comments received from the Ministry of Mines. It is expected this process will be complete during the second quarter of 2004.

In addition to the above funds required to complete construction of the mill site the Company has budgeted for the following:

1.       Professional fees                                             $  90,000
2.       Royalty Payments                                              $  20,000
3.       Management fees and salaries                                  $ 123,000
4.       General & Administrative Expenses                             $ 427,000
5.       Mining Costs for 1000 tons of graphite                        $ 200,000
                                                                       ---------
Total Operating Budget                                                 $ 860,000


         Through December 31, 2003, the company has been able to obtain debt financing in the amount of: $3,058,707. The interest rate on this debt is 7% calculated yearly and is currently accruing. The principal and accrued interest is due and payable on July 31, 2005.

         In addition to the financing discussed in the preceding paragraph the Company secured a first mortgage in the amount of $17,000 on a house and separate building during the fiscal year ending December 31, 2002. The balance of this mortgage was $16,476 at December 31, 2003. The payments on this mortgage are $296 monthly at an interest rate of 7% per annum, calculated semi-annually not in advance. This mortgage matures August 29, 2007.

         Subsequent to December 31, 2003 the company secured debt financing in the amount of $250,000 at an interest rate of 7% calculated annually. The principal and accrued interest is due and payable on July 31, 2005. These funds were advanced by a non-affiliated shareholder.

         In addition to the Company's cash on hand of $585,934, receivables of $40,267 at December 31, 2003 and subsequent financing secured by the Company in the amount of $250,000, the Company requires additional financing in the amount of $1,092,081. These additional funds along with the Company's cash and receivables totaling $876,201 will be used as follows:

1.       Process building                                     $ 157,860
2.       Main crushing and screening plants                   $  53,625
3.       Equipment purchases, additional loader               $  40,000
4.       Equipment, used excavator                            $  55,000
5.       Blasting equipment (dynamite)                        $  46,000
6.       Mine closure plan                                    $ 250,000
7.       Placing of equipment in process building             $ 157,900
8.       Equipment, dryer                                     $  60,000
9.       Equipment for quality control procedures             $  60,000
10.      Final screening equipment                            $  60,000
11.      Professional fees                                    $  90,000
12.      Royalty Payments                                     $  20,000
13.      Management fees and salaries                         $ 123,000
14.      General & Administrative Expenses                    $ 427,000
15.      Mining Costs for 1000 tons of graphite               $ 200,000
16       Current Liabilities at December 31, 2003             $ 167,897


         The Company has the following loans due on dates in next year:

Loans Due

         There are no loans due during fiscal year ending December 31, 2004. However, it should be noted that virtually 100% of the Company's debt is due and payable on July 31, 2005. While this debt is considered long term debt investors should be aware that the Company has not begun any discussions to negotiate terms more favorable to the Company concerning this debt. Should the Company not be able to retire this debt on July 31, 2005 investors should be cautioned that the Company might not be able to continue to operate.

         The Company has the following capital commitments for leases and equipment:

Capital Commitments: NONE

Equipment: NONE

Office Premises

         The Company leases its premises located at 2 Robert Speck Parkway, Suite #750, Mississauga, Ontario, Canada L4Z 1H8. This lease expires on August 31, 2004 at which time the Company expects to continue to rent office space on a month-to-month basis. The Company pays rent in the amount of $726 USD monthly.

Mortgage Payable

         The Company has committed to a payment of $296 (USD) monthly throughout 2004 for its house in Bissett Creek. These payments are due on the 29th of each month.

         Investors and potential investors should be aware that even though the Company has been able to raise funds to December 31, 2003 in the amount of $3,058,707 and subsequent to December 31, 2003 additional debt financing in the amount of $250,000. The Company may not be successful in obtaining satisfactory additional financing in the amount of $1,092,081. There are no financing commitments currently in place for the required funds in the amount of $1,092,081. The Company intends to continue to seek debt financing to complete this project from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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

         None.

ITEM 8a - CONTROLS AND PROCEDURES

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



                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 The current Executive officers of Registrant at December 31, 2003 are:

         NAME                       POSITION HELD             TENURE
         ----                       -------------             ------

         Robert A. Stoutley         President and CEO         Annual
         John Melnyk                CFO, Secretary/Treasurer  Annual

The persons who are directors of the Registrant at December 31, 2003 are:

         NAME                               AGE

         Robert A. Stoutley                 50
         John Melnyk                        54
         Stephen W. Weathers                43
         Thomas S. Bamford                  54
         Larry Van Tol                      60
         Richard H. Woodhead                51
         (resigned 3/15/04)

Business Experience

         The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

         MR. R.A. (BOB) STOUTLEY, age 50, was most recently Vice-President of Air Products Canada Ltd, a wholly owned subsidiary of Air Products and Chemicals. Air Products is a leading global supplier of industrial gases and chemicals operating in 32 countries. Mr. Stoutley left Air Products at the end of March 2003 after a career spanning twenty years. During Mr. Stoutley's twenty year career he was given increasing roles of responsibility. Initially, hired to establish sales and operations in Western Canada, Mr. Stoutley advanced through positions in sales, sales management, business and project development and finally Vice President and a member of the board of directors of Air Products Canada Ltd. Mr. Stoutley was appointed President of the Company on June 30, 2003 and elected a Director in October 2003.

         JOHN MELNYK, age 54, studied Business Administration and Commerce at the University of Alberta from 1970 to 1974. From 1974 to 1978 he managed a sales territory for McQueen Sales Company, Ltd., a distributor of photographic products. From 1978 to 1982 he was a self-employed sales agent in the photographic industry. In 1982 he purchased an interest in a photo finishing lab which he sold in 1994. From 1994 to present he has been a self-employed business consultant. Mr. Melnyk also served as the President and a director of Murphy's Investment Corp. a privately held Corporation which invests in various ventures. He resigned his position in March 2002. Mr. Melnyk works full time for the Company.

         STEPHEN W. WEATHERS, age 43, earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works in the environmental remediation division for a Duke Energy Field Services which is a natural gas processing company (1999-2002). Mr. Weathers also serves as a director of Sun River Mining, Inc. which is seeking a business acquisition.

         THOMAS S. BAMFORD, age 54, obtained a Bachelor of Science in Geological Engineering from the University of Saskatchewan in 1971, Master of Science (Geology/Geophysics) from the University of Saskatchewan in 1973, and a Masters of Business Administration from the University of Saskatchewan in 1978.

         Mr. Bamford is a member of the Association of Professional Engineers and Geoscientists of Saskatchewan (APEGS). He became affiliated with APEGS in 1975. Mr. Bamford has held since 1996 an APEGS license to consult. In 1995 Mr. Bamford established and operated a Calgary-based management consulting and database/software development practice with emphasis on the process of analyzing operational and economic performance for the oil and gas industry. Current focus of this consulting practice is to design and organize private financing and structuring for tax-effective and traditional oil and gas investment vehicles in western Canada.

         Mr. Bamford held the positions of President and CEO (1998-1999) and Chief Financial Officer (1997-1998) of Westlinks Resources Ltd. Mr. Bamford was a director of Westlinks Resources Ltd. from 1997 to 2000. Westlinks Resources Ltd. was an Alberta Stock Exchange traded junior oil and Gas Company, which grew through acquisition, merger and amalgamation.

         Mr. Bamford began his career in 1975 with Saskatchewan Oil and Gas Corporation (Saskoil) and remained with Saskoil (now Wascana Energy Inc.) through 1995. He participated in various aspects of the technical, operating, administration and financial growth of a start-up, private, oil company (Saskoil) through its transition to a publicly traded senior production company (Wascana Energy). Career development during this period focused on the design and development of new business opportunities, processes, methods and systems as well as providing special project leadership to these initiatives.

         He held the following positions at Wascana Energy Inc. (formerly askoil), Reserves and Evaluations Engineer (04/1975-09/1977), Educational Leave (09/1977_04/1978), Reservoir Engineer (04/1978-12/1979), Director Planning and Special Projects (01/1980-04/1983), Acting Vice-President, Finance (11/1981-04/1982), Manager, Exploration Geology (04/1983-11/1985), Manager,
Business Development (11/1985-06/1987), Manager, Corporate Planning (06/1987-08/1989), Manager, Research (05/1992-04/1994), Manager, Special
Projects (05/1992-04/1994) and Manager, Budgets and Reserves, (05/1994-12/1995).

         Mr. Bamford was appointed a Director of Industrial Minerals, Inc. on October 24, 2003.

         LARRY VAN TOL, age 60, graduated with a Bachleor of Science degree in Business Administration and Economics from the University of Minnesota in 1967. From 1976 to present Mr. Van Tol has been the owner operator of Hilltop Florist and Greenhouse in Mankato, Minnesota. Mr. Van Tol has been a director of Security State Bank in Mankato. He has held this directorship since 1999. Mr. Van Tol is a member of the audit, company policy, compensation, investment and loan approval committees of Security State Bank. Security State bank is privately held and the 3rd largest of Mankato's 28 Banks. Security State bank has one location and $100 million in assets. Mr. Van Tol is also a director of Bancommunity Service Corp. Bancommunity is the privately held holding company of First National Bank of St. Peter, MN and Security State Bank of Mankato. Mr. Van Tol has held this position since 1999. Mr. Van Tol was elected a Director of Industrial Minerals, Inc. on October 24, 2003.

         RICHARD H. WOODHEAD, age 51, obtained a BA (English) with distinction from the University of Calgary in 1973 and a B.Sc. (Psychology) with distinction from the University of Calgary in 1975, Masters of Business Administration (Finance) from the University of British Columbia in 1981. Mr. Woodhead was ranked first in the MBA program at the University of British Columbia.

         In 2003 Mr. Woodhead joined TD Canada Trust and is the regional manager, builder development for Western Canada. Mr. Woodhead manages the builder capped rate mortgage program for new construction throughout Western Canada.

         In 1992 Mr.  Woodhead  joined the  Canadian  Imperial  Bank of Commerce
(CIBC) and remained with them through 2002. Mr. Woodhead was the Director and business head for the Western Canada Real Estate Group for the CIBC (2000-2002). During this period he managed the financial performance of a $500 million portfolio (as measured by ROE) capital usage, new deal generation and cross-selling, including mezzanine financing. Mr. Woodhead was Director, Real Estate (1997-2000) and a senior manager of Real Estate (1992-1997) at the CIBC. During this period he managed a $200 million commercial construction portfolio in central Canada until 1996, with British Columbia being added thereafter.

         Manvest Ltd. (1990-1992) of Calgary, AB employed Mr. Woodhead as Vice President, Corporate Development. He managed existing real estate investments and evaluated potential real estate investment opportunities for Manvest Ltd.

         The Bank of Montreal (Petroleum and Mining Division) employed Mr. Woodhead (1983 - 1990) in Calgary, AB. He was Senior Account manager Corporate and Government Banking He prepared and recommended major corporate credits in the energy and mining sectors, based on financial/risk analysis and engineering evaluations.

         He served as a Petroleum Finance Officer (1982-1983) with the Canadian Imperial Bank of Commerce in Calgary.

         Mr. Woodhead joined Trizec Corporation (1981-1982) as a Retail Leasing Representative in Calgary. There he worked with the Vice President, Retail Leasing in implementation of corporate retail leasing plans and policies in 12 regional shopping centers across Canada and multi-use office developments.

         Mr. Woodhead was elected a Director of Industrial Minerals, Inc. on October 24, 2003. Mr. Woodhead resigned his position of Director on March 15, 2004 to pursue other interests.

         No appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding.

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

         The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows:


Stephen W. Weathers             1x Form 3 (late filing)
Krystar International, Inc.     1x Form 3 (late filing)
John Melnyk                     1x Form 3 (late filing)
Edward Verby                    1x Form 3 (late filing)

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








                  [Remainder of page left blank intentionally]

ITEM 10- EXECUTIVE COMPENSATION
                             EXECUTIVE COMPENSATION

Cash Compensation.

         Compensation paid for all services provided up to December 31, 2003 (1) to each of our executive officers and (2) to all officers as a group.

======================== ========= ========== ======== ============== =========== ================ =========================
Name and Principal       Year      Salary     Bonus    Consulting     Number of   Securities       Long Term Compensation/
Position                                               Fees/Other     Shares      Underlying       Option
                                                       Fees ($)                   Options/
                                                                                  SARS (#)
======================== ========= ========== ======== ============== =========== ================ =========================
Edward Verby             2001              0        0              0           0                0                         0
(Resigned President
2003)
                         --------- ---------- -------- -------------- ----------- ---------------- -------------------------
                         2002              0        0              0           0                0                         0
                         --------- ---------- -------- -------------- ----------- ---------------- -------------------------
                         2003              0        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Robert A. Stoutley,      2001              0        0              0           0                0                         0
President & CEO
                         --------- ---------- -------- -------------- ----------- ---------------- -------------------------
                         2002              0        0              0           0                0                         0
                         --------- ---------- -------- -------------- ----------- ---------------- -------------------------
                         2003        $48,127        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
John Melnyk, CFO         2001              0        0              0           0                0                         0
Secretary/Treasurer
                         --------- ---------- -------- -------------- ----------- ---------------- -------------------------
                         2002              0        0              0           0                0                         0
                         --------- ---------- -------- -------------- ----------- ---------------- -------------------------
                         2003              0        0         $8,000           0                0                         0
======================== ========= ========== ======== ============== =========== ================ =========================
Officers as a Group      2001              0        0              0           0                0                         0
                         --------- ---------- -------- -------------- ----------- ---------------- -------------------------
                         2002              0        0              0           0                0                         0
                         --------- ---------- -------- -------------- ----------- ---------------- -------------------------
                         2003        $48,127        0         $8,000           0                0                         0
======================== ========= ========== ======== ============== =========== ================ =========================

                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (to December 31, 2003)

======================= ============ ============== ============= =============== ==================== ===========================
Name                    Year         Annual         Meeting       Consulting      Number of Option     Securities Underlying
                                     Retainer       Fees ($)      Fees/Other      Shares Exercised     Options/SARS (#)
                                     Fees ($)                     Fees ($)
======================= ============ ============== ============= =============== ==================== ===========================
Edward Verby            2001                     0             0               0                    0                           0
(not re-elected 2003)
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2002                     0             0               0                    0                           0
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Robert A. Stoutley,     2001                     0             0               0                    0                           0
Director
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2002                     0             0               0                    0                           0
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
John Melnyk, Director   2001                     0             0               0                    0                           0
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2002                     0             0               0                    0                           0
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Stephen W. Weathers,    2001                     0             0               0                    0                           0
Director
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2002                     0             0               0                    0                           0
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Thomas S. Bamford,      2001                     0             0               0                    0                           0
Director
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2002                     0             0               0                    0                           0
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------




======================= ============ ============== ============= =============== ==================== ===========================
Name                    Year         Annual         Meeting       Consulting      Number of Option     Securities Underlying
                                     Retainer       Fees ($)      Fees/Other      Shares Exercised     Options/SARS (#)
                                     Fees ($)                     Fees ($)
======================= ============ ============== ============= =============== ==================== ===========================
Richard H. Woodhead,    2001                     0             0               0                    0                           0
(Resigned Director -
3/15/04)
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2002                     0             0               0                    0                           0
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Larry Van Tol,          2001                     0             0               0                    0                           0
Director
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2002                     0             0               0                    0                           0
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2003                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------

======================= ============ ============== ============= =============== ==================== ===========================
Directors as a Group    2001                     0             0               0                    0                           0
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2002                     0             0               0                    0                           0
                        ------------ -------------- ------------- --------------- -------------------- ---------------------------
                        2003                     0             0               0                    0                           0
======================= ============ ============== ============= =============== ==================== ===========================


         The Company  formed an Audit  Committee on March 18, 2004.  Members are
Larry Van Tol and Thomas S. Bamford. All Committee Members are independent Directors as defined by the Sarbanes-Oxley Act of 2002.

           The Corporation is a small business filer and has until July 31, 2005 to form an audit committee as defined by the Sarbanes-Oxley Act of 2002. The Audit committee has yet to elect a chairperson but both Larry Van Tol and Thomas
S. Bamford could act as the "qualified financial expert" as defined by the Sarbanes-Oxley Act of 2002.

         As of December 31, 2003, the Company adopted an Integrity and Ethics Policy as filed in an 8K dated January 6, 2004 and which is incorporated herein by reference.









                  [Remainder of page left blank intentionally]

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of December 31, 2003.

---------------------------------------------------------- ----------------------------- -----------------------------
        Name and Address of Beneficial Ownership               Amount and Nature of            Percent of Class
                                                               Beneficial Ownership
---------------------------------------------------------- ----------------------------- -----------------------------
Edward V. Verby                                                                 400,000                 Less than .1%
(former President & director)
2 Robert Speck Parkway, Suite #750, Mississauga,
Ontario, Canada L4Z 1H8
---------------------------------------------------------- ----------------------------- -----------------------------
Robert A. Stoutley, President and CEO                                                 0                            0%
2 Robert Speck Parkway, Suite #750, Mississauga,
Ontario, Canada L4Z 1H8
---------------------------------------------------------- ----------------------------- -----------------------------
John Melnyk, CFO Secretary/Treasurer                                          3,850,800(1)                       5.3%
2 Robert Speck Parkway, Suite #750, Mississauga,
Ontario, Canada L4Z 1H8
---------------------------------------------------------- ----------------------------- -----------------------------
Stephen W. Weathers, Director                                                    15,400                 Less than .1%
2 Robert Speck Parkway, Suite #750, Mississauga,
Ontario, Canada L4Z 1H8
---------------------------------------------------------- ----------------------------- -----------------------------
Thomas S. Bamford, Director                                                     300,000(2)              Less than .1%
2 Robert Speck Parkway, Suite #750, Mississauga,
Ontario, Canada L4Z 1H8
---------------------------------------------------------- ----------------------------- -----------------------------
Richard H. Woodhead, (resigned Director)                                         30,000                 Less than .1%
2 Robert Speck Parkway, Suite #750, Mississauga,
Ontario, Canada L4Z 1H8
---------------------------------------------------------- ----------------------------- -----------------------------
Larry Van Tol, Director                                                         425,000                 Less than .1%
2 Robert Speck Parkway, Suite #750, Mississauga,
Ontario, Canada L4Z 1H8
---------------------------------------------------------- ----------------------------- -----------------------------
Krystar International                                                        12,996,000                           18%
P.O. Box N-8198
East Bay Street
Management International Building
Nassau, Bahamas BWI
========================================================== ============================= =============================
Directors as a Group                                                          5,021,200                          5.4%
---------------------------------------------------------- ----------------------------- -----------------------------

(1)  Includes   Murphy's   Investment   Corp.   and  Olympic  View   Investments
(beneficially John Melnyk's wife)
(2) Includes 100,000 shares through the Bamford Family Trust

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         In the transaction IMI became a wholly owned subsidiary of PNW. The Company nor its subsidiary currently have any revenue producing operations. The stockholders of IMI became stockholders of PNW, and their rights as stockholders are governed by the PNW articles of incorporation and bylaws, as currently in effect, and the laws of the State of Delaware. Following the acquisition, PNW is continuing on IMI's operations under the changed company name Industrial Minerals, Inc. PNW's then current board of directors resigned and a new board of directors was appointed after Notice pursuant to Section 14f of the Securities and Exchange Act of 1934 was mailed to shareholders. Shareholders did not vote on this appointment of directors.

         The class of persons to whom the common shares of issuer were issued was the holders of 91% of the common stock of Industrial Minerals, Inc., a Nevada Corporation. The consideration for the issuance of issuers shares was to acquire (by exchange) 91% of the shares of Industrial Minerals, Inc., a Nevada Corporation. Subsequently, in May 2002 the subsidiary, Industrial Minerals, Inc. was merged into issuer in a statutory merger of a subsidiary in to a parent pursuant to Section 253 of Delaware General Corporation Law.

         The officers and directors of the Company approved a resolution to forward split the common shares of the Company on a two shares for one basis effective June 13, 2003 based upon a majority of the shareholders giving their written consent to such action.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed with this annual report.
 Exhibit No.               Description
 -----------               -----------
3.1                        Bylaws (1)
14.1                       Code of Ethics (2)
21                         Subsidiaries of the Corporation
31.1                       Section 302 Certification (CEO)
31.2                       Section 302 Certification (CFO)
32.1                       Section 906 Certification (CEO)
32.2                       Section 906 Certification (CFO)

         (1)Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated March 16, 2004.

         (2)Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated January 6, 2004.

(b)   Reports on Form 8-K

    The Company filed reports on Form 8Ks in 2003 as follows:

        8K12g3/A filed 4/1/03
        8K12g3/A filed 4/10/03
        8K filed 5/27/03
        8K filed 6/24/03
        8K filed 7/30/03
        8K filed 9/15/03
        8K filed 10/29/03

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         General. Toski, Schaefer, & Co., P.C. ("TSC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining TSC's independence.

         Audit Fees. TSC billed the Company for the following professional services: $5,834 for the restatement of audited financial statements of Industrial Minerals Incorporated for the fiscal periods ending September 30, 2001, and December 31, 2001; $9,000 for the audit of the annual financial statement of the Company for the fiscal year ended December 31, 2002.

         Michael Johnson & Co. ("MJC") billed the Company for the following professional services: $1,500 for the audit of the annual financial statement of the Company for the fiscal year ended December 31, 2001.

         Audit Related Fees. MJC billed the Company for the following professional services: $1,500 for the review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001.

         TSC billed the Company for the following professional services: $4,800 for the review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2002, June 30, 2002, and September 30, 2002; $1,450 for the review of the restated interim financial statements included in amended quarterly reports on Form 10QSB/A for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002. TSC also billed the

Company the fee of $4,800 for the review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003.

         All Other Fees. There were no tax fees or other fees in 2001, 2002 or 2003.

         The   Company's   Board  acts  as  the  audit   committee  and  had  no
"pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         The auditors' full time employees performed all audit work.














                  [Remainder of page left blank intentionally]

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Industrial Minerals, Inc.

         Date: March 25, 2004                      By:/s/Robert A. Stoutley
                                                   -----------------------------
                                                   Robert A. Stoutley, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: March 25, 2004              By:/s/Robert A. Stoutley
                                           -------------------------------------
                                           Robert A. Stoutley, President and CEO

         Date: March 25, 2004              By:/s/John Melnyk
                                           -------------------------------------
                                           John Melnyk, Secretary/Treasurer, CFO

                                   DIRECTORS:

         Date: March 25, 2004              By:/s/Robert A. Stoutley
                                           -------------------------------------
                                           Robert A. Stoutley

         Date: March 25, 2004              By:/s/John Melnyk
                                           -------------------------------------
                                           John Melnyk

         Date: March 25, 2004              By:/s/Stephen W. Weathers
                                           -------------------------------------
                                           Stephen W. Weathers

         Date: March 25, 2004              By:/s/Thomas S. Bamford
                                           -------------------------------------
                                           Thomas S. Bamford

         Date: March 25, 2004              By:/s/Larry Van Tol
                                           -------------------------------------
                                           Larry Van Tol

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                                December 31, 2003







                                                                          PAGE
                                                                          ----

Report of Independent Auditors........................................     F-1

Consolidated Balance Sheets...........................................     F-2

Consolidated Statements of Operations.................................     F-3

Consolidated Statements of Cash Flows.................................     F-4

Consolidated Statements of Changes in Shareholders'
 Equity...............................................................     F-6

Notes to Consolidated Financial Statements ............................    F-7

                          TOSKI, SCHAEFER & CO., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                            555 International Drive
                         Williamsville, New York 14221
                                     ------
                            Telephone (716) 634-0700
                               Fax (716) 634-0764

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Industrial Minerals, Inc. and Subsidiary
(An Exploration Stage Company):


We have audited the accompanying consolidated balance sheets of Industrial Minerals, Inc. and Subsidiary (formerly PNW Capital, Inc.) (An Exploration Stage Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of PNW Capital, Inc. as of December 31, 2001, including the amounts presented for the period from inception (November 6, 1996) to December 31, 2001, were audited by other auditors whose report dated February 13, 2002 on those statements included an explanatory paragraph that described the Company's ability to continue as a going concern as discussed in note 8 to the financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Minerals, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                           /s/Toski, Schaefer & Co., P.C.
                           ------------------------------
                           TOSKI, SCHAEFER & CO., P.C.

Williamsville, New York
March 8, 2004

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                     December 31, 2003 and December 31, 2002

                                                                                        2003             2002
                                                                                    -------------   ---------------
Assets

Current Assets:
    Cash                                                                            $     585,934   $       5,537
    Receivables                                                                            40,267          19,594
    Prepaid Expenses                                                                       10,462           6,400
    Deposits                                                                               65,242             796
                                                                                    -------------   ---------------
                           Total current assets                                           701,905          32,327

Building and equipment, at cost, less
   accumulated depreciation of $124,493 in 2003,
    and  $56,193 in 2002                                                                  911,652         366,014
                                                                                    -------------   ---------------

                           Total assets                                             $   1,613,557   $     398,341
                                                                                    =============   ===============

Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable:
        Non-related parties                                                         $     165,753   $       3,845
        Related parties                                                                        --         180,000
                                                                                    -------------   ---------------

                           Total accounts payable                                         165,753         183,845

     Loans payable                                                                              -         775,372
     Current installments of mortgage payable                                               2,144           1,999
                                                                                    -------------   ---------------
                           Total current liabilities                                      167,897         961,216

Accrued interest payable                                                                   83,579               -
Loans payable                                                                           3,058,707               -
Mortgage payable, excluding current installments                                           14,332          14,886
                                                                                    -------------   ---------------

                           Total liabilities                                            3,324,515         976,102
                                                                                    -------------   ---------------

Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                    -               -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         72,063,896 shares issued and outstanding for 2003 and
         36,031,621 shares issued and outstanding for 2002                                   3,600           3,600
     Additional paid-in capital                                                            14,142          14,142
     Deficit accumulated during development stage                                      (1,728,700)       (595,503)
                                                                                    -------------   ---------------

                           Total stockholders' equity  (deficit)                       (1,710,958)       (577,761)
                                                                                    -------------   ---------------
Commitments (note 6)
--------------------

     Total liabilities and stockholders' equity                                     $   1,613,557   $       398,341
                                                                                    =============   ===============

See accompanying notes to consolidated financial statements

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
               Twelve months ended December 31, 2003 and 2002 and
            the period from November 6, 1996 (Date of Inception) to
                                December 31, 2003

                                                                          Twelve Months Ended
                                                                             December 31,            November 6, 1996
                                                                             -----------              (inception) to
                                                                         2003              2002        Dec. 31, 2003
                                                                   -------------    -------------    ----------------

Revenue                                                            $           -                -            15,537
                                                                   -------------    -------------    --------------
Expenses:
              Cost of revenues                                                 -                -            76,201
              Professional fees                                           91,858           86,275         1,111,662
              Royalty fees                                                18,775           17,550            36,325
              Depreciation and amortization                               68,717           56,193           133,202
              Impairment of long-lived assets                                  -                -           582,176
              Management fees and salaries                                56,127                -            56,127
              Other general and administrative                           897,804          360,227         1,448,931
                                                                   -------------    -------------    --------------

                           Total expenses                              1,133,281          520,245         3,444,624
                                                                   -------------    -------------    --------------

                           Loss from operations                       (1,133,281)        (520,245)       (3,429,087)
                                                                   -------------    -------------    --------------

Other income:
     Interest income                                                          84                3             2,811
     Other income                                                              -                -               594
                                                                   -------------    -------------    --------------
              Total other income                                              84                3             3,405
                                                                   -------------    -------------    --------------

              Net loss                                             $  (1,133,197)        (520,242)       (3,425,682)
                                                                   =============    =============    ==============

Net loss per common share issued                                   $        (.02)            (.02)
                                                                   =============    =============

Weighted average common shares outstanding                            55,549,253       31,810,566
                                                                   =============    =============










See accompanying notes to consolidated financial statements

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows

                      Twelve months ended December 31, 2003
                    and 2002 and for the period from November
                         6, 1996 (Date of Inception) to
                                December 31, 2003

                                                                                Twelve months
                                                                                    ended
                                                                                  Dec. 31,             November 6, 1996
                                                                                  --------             (inception) to
                                                                            2003           2002         Dec. 31, 2003
                                                                    ------------    -------------     ------------------
Cash flows from operating activities:
     Net loss                                                      $  (1,133,197)   $    (520,242)       (3,425,682)
     Adjustments to reconcile net loss to net cash
           used in operating activities activities:
         Depreciation and amortization                                    68,717           56,193           124,910
         Provision for bad debts                                               -                -            49,676
         Stock issued for services                                             -                -           414,606
         Impairment of long-lived assets                                       -                -           297,882
         Changes in:
              Receivables                                                (20,673)         (19,594)          (44,436)
              Inventory                                                        -                -            (5,527)
              Prepaid expenses                                            (4,062)          (6,400)          (11,001)
              Deposits                                                   (64,446)            (796)          (65,242)
              Accounts payable and accrued expenses                      161,908          (38,243)           77,725
              Due to related parties                                    (180,000)         (20,000)          395,000
                                                                    ------------    -------------     -------------

                           Net cash used in
                               operating activities                  ( 1,171,753)        (549,082)       (2,192,089)
                                                                    ------------    -------------     -------------

Cash flows from investing activities:
     Purchase of building and equipment                                 (614,355)        (217,207)         (835,722)
     Investment in Multiplex                                                   -                -           (75,000)
     Acquisition of goodwill                                                   -                -          (149,057)
     Loan to related party                                                     -                -           (50,000)
     Loan repayments                                                           -                -             4,493
                                                                    ------------    -------------     -------------

                           Net cash used in
                               investing activities                     (614,355)        (217,207)       (1,105,286)
                                                                    ------------    -------------     -------------

See accompanying notes to consolidated financial statements

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows, continued

                                                                                Twelve months
                                                                                    ended
                                                                                  Dec. 31,             November 6, 1996
                                                                                  --------             (inception) to
                                                                            2003           2002         Dec. 31, 2003
                                                                    ------------    -------------     ------------------
Cash flows from financing activities:
     Proceeds from sale of common stock                            $           -    $           -           744,859
     Net proceeds from loans payable                                   2,283,335          754,920         3,038,255
     Proceeds from mortgage                                                    -           17,000            17,000
     Principal payments on mortgage                                         (409)            (115)             (524)
     Accrued interest payable                                             83,579                -            83,579
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                                  -                -               140
                                                                    ------------    -------------     -------------

                           Net cash provided by
                               financing activities                    2,366,505          771,805         3,883,309
                                                                    ------------    -------------     -------------

Net increase in (decrease) in cash                                       580,397            5,516           585,934

Cash beginning of period                                                   5,537               21                 -
                                                                    ------------    -------------     -------------

Cash end of period                                                  $    585,934    $       5,537           585,934
                                                                    ============    =============     =============

Supplemental cash flow disclosures:
     Cash paid for interest                                         $          -                -               113
                                                                    ============    =============     =============

     Cash paid for income taxes                                     $          -                -                 -
                                                                    ============    =============     =============
     Non-cash investing and financing activities:
         Shares issued for debt                                     $          -                -           595,000
                                                                    ============    =============     =============
         Shares issued for services                                 $          -                -           414,606
                                                                    ============    =============     =============
      Shares issued for investment                                  $          -                -                30
                                                                    ============    =============     =============
         Property costs financed by
             Issuance of common stock                               $          -                -            30,000
                                                                    ============    =============     =============

         Equipment financed by:
              Accounts payable                                                 -                -           200,000
              Insurance of common stock                                        -                -             5,000
                                                                     -----------    -------------        ----------
                                                                     $         -                -           205,000
                                                                    ============    =============     =============




See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                 Consolidated Statement of Stockholders' Equity
                                December 31, 2003

                                                                                           Deficit
                                                                                         Accumulated
                                                   Common Stock         Additional       During the
                                          ---------------------------     Paid-In        Exploration
                                         # of Shares        Amount        Capital          Stage            Totals
                                        -------------   -----------    ------------      ------------     ----------
Inception - November 6, 1996                        -   $         -               -                 -              -
Balance at December 31, 1998                  252,500            25         505,143          (750,830)      (245,662)
Issuance of stock for cash                     30,000             3         146,618                 -        146,621
Issuance of stock for services                 55,000             6         274,994                 -        275,000
Net loss                                            -             -               -          (259,404)      (259,404)
                                        -------------   -----------    ------------      ------------     ----------

Balance at December 31, 1999                  337,500            34         926,755        (1,010,234)      (83,445)

Issuance of stock for cash                     84,900             8         413,062                 -       413,070
Issuance of stock for services                 70,000             7         349,993                 -       350,000
Issuance of stock for Multiplex
     stock                                      3,000             1              29                 -            30
Issuance of stock for acquisition             475,463            47           4,699                 -         4,746
Net loss                                            -             -               -          (694,758)     (694,758)
                                        -------------   -----------    ------------      ------------     ----------

Balance at December 31, 2000                  970,863            97       1,694,538        (1,704,992)      (10,357)

Issuance of stock for
     compensation                              30,000             3          59,997                 -        60,000
Net loss                                            -             -               -           (67,251)      (67,251)
                                        -------------   -----------    ------------      ------------     ----------

Balance at December 31, 2001                1,000,863           100       1,754,535        (1,772,243)      (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000         3,500      (1,740,393)        1,696,982       (39,911)
Minimum 50 shares
     post-split allocation                     30,758             -               -                 -             -
Net loss                                            -             -               -          (520,242)     (520,242)
                                        -------------   -----------    ------------      ------------     ----------

Balance at December 31, 2002               36,031,621         3,600          14,142          (595,503)     (577,761)

Minimum 50 shares
     post-split allocation                        327             -               -                 -             -
2-for-1 split                              36,031,948             -               -                 -             -

Net loss                                            -             -               -        (1,133,197)   (1,133,197)
                                        -------------   -----------    ------------      ------------     ----------

Balance at December 31, 2003               72,063,896   $     3,600          14,142        (1,728,700)   (1,710,958)
                                        =============   ===========    ============      ============     ==========


See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 1 - Organization and Summary of Significant Accounting policies

        (a) Organization
The Company was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp. the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Incorporated. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Incorporated into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc.

        (b) Nature of Operations
The Company is in the graphite mining industry, and has mineral rights on the Company's Bissett Creek Graphite property in Ontario, Canada. It is expected to start production during fiscal 2004.

        (c) Basis of Presentation - Exploration Stage Company
The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board (SFAS) No. 7. Among the disclosures required by SFAS No. 7 are that the Company's consolidated statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. Since the Company has not entered into production, it is classified as an "Exploration Stage Company."

        (d) Basis of Accounting
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

        (e) Cash and Equivalents
For the purpose of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

        (f) Estimates
The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        (g) Property and Equipment
Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 3 to 20 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the consolidated statements of operations.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
              Notes to Consolidated Financial Statements, continued
                           December 31, 2003 and 2002

Note 1 - Organization and Summary of Significant Accounting policies - continued

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2003, no impairment in value has been recognized.

        (h) Net Loss Per Share
Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the year.

        (i) Other Comprehensive Income
The Company has no material components of comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

        (j) Fair Value of Financial Instruments
The fair value of the Company's financial instruments approximated their carrying values at December 31, 2003 and 2002.

        (k) Segment Information
The Company's operating segments all involve the development of mineral rights on the Company's Bissett Creek Graphite property for future production and sale of large crystalline flake graphite.

        (l) Income Taxes
The Company is liable for income taxes on future taxable income generated. As of December 31, 2003, the Company has net loss carry forwards of $3,425,682, which will be used as an offset to future taxable income. Due to the Exploration Stage nature of the Company, a deferred tax asset has not been recorded at December 31, 2003.

        (m) Principles of Consolidation
The consolidated financial statements include all accounts of Industrial Minerals, Inc. and its wholly owned subsidiary, Industrial Minerals Canada, Inc. All material inter-company transactions have been eliminated.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
              Notes to Consolidated Financial Statements, continued
                           December 31, 2003 and 2002

Note 1 - Organization and Summary of Significant Accounting Policies - continued

        (n) Recent Pronouncements
In January 2003, the FASB issued FASB Interpretation No. 46 or FIN 46, "Consolidation of Variable Interest Entities,". A variable interest entity is a legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. In December 2003, the FASB issued a revision to the interpretation. The guidance in this FIN is effective on December 31, 2004 for the Company.

In April 2003, the FASB issued SFAS No. 149 - "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150- "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31,2003.

The Company does not believe that these pronouncements will have a material impact on its financial position, cash flows, or results of operations.



Note 2 -  Building and Equipment

Building and equipment are recorded at cost. A summary of building and equipment at December 31, 2003 are as follows:

Building and improvements                            $   222,666
Equipment                                                813,479
                                                     ------------
Total building and equipment                           1,036,145
Less accumulated depreciation                            124,493
                                                     ------------
Net building and equipment                           $   911,652
                                                     ============

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
              Notes to Consolidated Financial Statements, continued
                           December 31, 2003 and 2002

Note 3- Loans Payable

All loans  payable were issued in 2002 and 2003.  Loans  payable at December 31,
2003 and 2002 consist of the following:
                                                                                          2003               2003
Non-affiliated shareholder, unsecured, interest at 7%.                                    ----               ----
No monthly installments are required.
Principal and accrued interest due July 2005.                                          $ 2,967,911       $  654,499

Non-affiliated shareholder,  unsecured,  interest at 7%.
No monthly installments are required.
Principal and accrued interest due July 2005.                                               90,796            90,796

Non-affiliated shareholder,  unsecured,  interest at 7%.
No monthly installments are required.
Principal and accrued interest due July 2003.                                                    -            27,952

Former officer and director, unsecured, has no
provision for interest and no specific
repayment terms.                                                                                 -             2,125
                                                                                        ----------          ----------

Total notes payable                                                                    $ 3,058,707           775,372
                                                                                        ==========          ==========


Note-4 Mortgage Payable

Mortgage payable, seller, monthly payments of $296
with interest at 7% beginning September  2002  through                    2003           2002
August 2007 and a balloon  payment  for the  remaining                    ----           ----
balance due at August 2007.  Secured by real property
located in Bissett Creek, Ontario, Canada.                              $ 16,476       $16,885

                           Less current installments                       2,144         1,999
                                                                        --------       -------
                           Mortgage payable, less current installments  $ 14,332       $14,886
                                                                        ========       =======

The aggregate maturity of the mortgage payable for the four years following December 31, 2003 is as follows:

2004     $ 2,144
2005       2,299
2006       2,465
2007       9,568
         -------
         $16,476

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
              Notes to Consolidated Financial Statements, continued
                           December 31, 2003 and 2002

Note-5 Related Party Transaction

The Company was liable to Krystar International, an 18% shareholder, for the purchase of equipment. The balance of this accounts payable amounted to $180,000 at December 31, 2002. During 2003 the Company paid $180,000 to Krystar International leaving no liability to Krystar International at December 31, 2003.

Note-6 Commitments

(a) Office Space

The Company is obligated under the terms of a lease for its Toronto office space for monthly rent of $726 until August 31, 2004. After August 31, 2004, the Company will occupy the premises on a month-to-month basis.

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

(c) Employment

In connection with the employment of the CEO, the Company is required to make payments in the amount of $125,000 (Canadian Dollars) annually or $10,417 (Canadian Dollars) monthly to the CEO through June 30, 2004. Subsequent to June 30, 2004 the compensation paid to the CEO will be on a month to month basis. The CEO's expected earnings in each twelve month period over the next 4 years are set out below:

12 month period beginning July 1,  2004            $ 145,000 (Canadian Dollars)
12 month period beginning July 1,  2005            $ 165,000 (Canadian Dollars)
12 month period beginning July 1,  2006            $ 185,000 (Canadian Dollars)
12 month period beginning July 1,  2007            $ 205,000 (Canadian Dollars)

(d) Marketing

The Company is committed to pay to $4,000 monthly for marketing services. This commitment ends on May 31, 2004.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
             Notes to Consolidated Financial Statements, continued
                           December 31, 2003 and 2002

(e) Mine Closure Plan

The Company has deposited with the Minister of Finance, Province of Ontario the amount $55,093 to secure a portion of the Company's mine closure plan surrounding the construction of the Company's infrastructure on its Bissett Creek Property. The Company is committed to restore the site and the Province of Ontario required a deposit equal to the restoration costs.

Note-7 Capital Stock

The Company issued 36,031,948 shares of common stock as the result of a 2 for 1 forward stock split. The forward stock split was effective on June 13, 2003. Shares and per share amounts were restated to reflect this forward stock split.

The Company issued an additional 327 shares so that no individual shareholder would have less than 50 shares as a result of a consolidation of the Company's capital stock. This consolidation was on a one share for 100-share basis. The consolidation was effective on January 7, 2002. Shares and per share amounts were restated to reflect this reverse stock split.

Note 8- Going Concern

The Company's financial statement have been presented on the basis that it is a going concern. The Company is in the exploration stage and has not earned any revenues from operations. Even though the Company's current asset's exceed current liabilities by $534,008, the Company recorded a net loss amounting to $1,133,197 during the year ended December 31, 2003. The Company's ability to continue, as a going concern is dependent upon its ability to develop additional sources of capital to operate it's Bissett Creek Property and ultimately, achieve profitable operations. Management plans to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities to ensure the business becomes profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 9- Translation of Foreign Currencies

The assets and liabilities of subsidiaries located outside of the United States are translated in U.S. dollars at the rates of exchange at the balance sheet dates. Foreign currency transaction gains or losses are reflected in the results of operations.

Note 10- Subsequent Event

During the first quarter of the Company's fiscal year ending December 31, 2004, additional financing in the amount of $250,000 at an annual interest rate of 7% has been obtained. The principal along with accrued interest is due and payable on July 31, 2005. A non-affiliated shareholder has advanced these funds.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
              Notes to Consolidated Financial Statements, continued
                           December 31, 2003 and 2002

Note 11-Income Taxes

The Company has made no provision for income taxes because the Company has incurred operating losses in all periods and for all jurisdictions.

The FASB has issued Statement of Financial Accounting Standards Number 109 (SFAS
109) "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing liabilities.

The net deferred income tax asset consisted of the following components at December 31, 2003 and 2002:

                                                        2003             2002
                                                        ----             ----
         Deferred tax asset:
           Net operating loss carryforwards         $3,425,682        2,292,485

            Valuation allowance                     (3,425,682)      (2,292,485)
                                                    -----------      -----------

           Net deferred income tax asset            $        -                -
                                                    ===========      ===========


At December 31, 2003, the Company had net operating loss carryforwards of approximately $3,425,682 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2009.