Form 10QSB
period 2004-03-31
INDUSTRIAL MINERALS INC
filed 2004-05-12
CIK 1035422

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended: March 31, 2004


                        Commission file number: 000-30651

                            INDUSTRIAL MINERALS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                          06-1474412
--------                              -----------------------------------
(State of Incorporation)             (I.R.S. Employer Identification No.)


          2500 One Dundas Street West, Toronto, Ontario, Canada M5G 1Z3
               (Address of principal executive offices) (Zip Code)

                                 (416) 979-4621
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         There were 72,063,896 shares outstanding of the registrant's Common Stock as of March 31, 2004.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS....................................3

         Balance Sheets as of March 31, 2004 (unaudited) and
         December 31, 2003.....................................................4

         Statements of Operations for the Three Months ended March 31, 2004 and March 31, 2003....................................................5

         Statements of Cash Flows (unaudited) for the Three Months
         ended March 31, 2004 and 2003.........................................6

         Statement of Stockholders' Equity for the year ended December 31, 2003, and for the Three Months ended March 31, 2004 (unaudited).............8

         Notes to Condensed Consolidated Financial Statements (unaudited)......9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................10

ITEM 3.CONTROLS AND PROCEDURES    ............................................13

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................14

ITEM 2.  CHANGES IN SECURITIES................................................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................14

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...................14

ITEM 5.  OTHER INFORMATION....................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................14

         SIGNATURES ..........................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-KSB.



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003

                                                                                         March 31,         December 31,
Assets                                                                                     2004               2003
------                                                                                  (Unaudited)         (Audited)

Current assets:
     Cash                                                                            $    305,567      $    585,934
     Receivables                                                                           53,034            40,267
     Prepaid expenses                                                                      10,462            10,462
     Deposits                                                                              62,464            65,242
                                                                                     ------------      ------------

                           Total current assets                                           431,527           701,905

Building and equipment, at cost, less accumulated
     depreciation of $147,447 in 2004 and $124,493 in 2003                              1,040,517           911,652
                                                                                     ------------      ------------

                           Total assets                                              $  1,472,044      $  1,613,557
                                                                                     ============      ============

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts Payable                                                                $     70,217      $    165,753
     Current installments of mortgages payable                                              1,610             2,144
                                                                                     ------------      ------------
                           Total current liabilities                                       71,827           167,897


     Accrued interest payable                                                             139,667            83,579
     Loans payable                                                                      3,308,707         3,058,707
     Mortgage payable, excluding current installments                                      14,332            14,332
                                                                                     ------------      ------------

                           Total liabilities                                            3,534,533         3,324,515
                                                                                     ------------      ------------

Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                    -                 -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         72,063,896 shares issued and outstanding                                           3,600             3,600
     Additional paid-in capital                                                            14,142            14,142
     Deficit accumulated during exploration stage                                      (2,080,231)       (1,728,700)
                                                                                     ------------      ------------

                           Total stockholders' equity (deficit)                        (2,062,489)       (1,710,958)
                                                                                     ------------      ------------

                           Total liabilities and stockholders' equity                $  1,472,044      $  1,613,557
                                                                                     ============      ============


See accompanying notes to consolidated financial statements.



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                Consolidated Statements of Operations (Unaudited)
                 Three months ended March 31, 2004 and 2003 and
           for the period from November 6, 1996 (Date of Inception) to
                                 March 31, 2004






                                                                              Three months
                                                                                 ended                November 6, 1996
                                                                                March 31,              (inception) to
                                                                                ---------
                                                                          2004              2003     March 31, 2004
                                                                    ------------     ------------    --------------


Revenue                                                             $          -                -            15,537
                                                                    ------------     ------------    --------------
Expenses
     Cost of revenues                                                          -                -            76,201
     Professional fees                                                    36,973           15,676         1,148,635
     Royalty fees                                                         10,000            8,775            46,325
     Depreciation and amortization                                        22,954           14,030           156,156
     Impairment of long-lived assets                                           -                -           582,176
     Management fees and salaries                                         30,826                -            86,953
     Other general and administrative                                    250,818          105,723         1,699,749
                                                                    ------------     ------------    --------------

                           Total expenses                                351,571          144,204        (3,796,195)
                                                                    ------------     ------------    --------------

                           Loss from operations                         (351,571)        (144,204)       (3,780,658)
                                                                    ------------     ------------    --------------

Other income:
     Interest income                                                          40                -             2,851
     Other income                                                              -                -               594
                                                                    ------------     ------------    --------------

                           Total other income                                 40                -             3,445
                                                                    ------------     ------------    --------------

                           Net loss                                 $   (351,531)        (144,204)       (3,777,213)
                                                                    ============     =============   ==============

Net loss per common share                                           $       (.00)            (.00)
                                                                    ============     =============

Weighted average common shares outstanding                            72,063,896       36,031,621
                                                                    ============     =============




See accompanying notes to consolidated financial statements.



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)
                 Three months ended March 31, 2004 and 2003 and
           for the period from November 6, 1996 (Date of Inception) to
                                 March 31, 2004


                                                                              Three months
                                                                                 ended               November 6, 1996
                                                                               March 31,             (inception) to
                                                                               ---------
                                                                         2004             2003       March 31, 2004
                                                                    ------------     ------------    --------------
Cash flows from operating activities:
     Net loss                                                       $   (351,531)        (144,204)       (3,777,213)
     Adjustments to reconcile net loss to
            net cash used in operating activities:
         Depreciation and amortization                                    22,954           14,030           147,864
         Provision for bad debts                                               -                -            49,676
         Stock issued for services                                             -                -           414,606
         Impairment of long-lived assets                                       -                -           297,882
         Changes in:
              Receivables                                                (12,767)          (2,721)          (57,203)
              Inventory                                                        -                -            (5,527)
              Prepaid expenses                                                 -                -           (11,001)
              Deposits                                                     2,778          (12,555)          (62,464)
              Accounts payable and accrued expenses                      (95,536)          10,397           (17,811)
              Due to related parties                                           -          (38,065)          395,000
                                                                    ------------     ------------    --------------

                           Net cash used in operating
                             activities                                 (434,102)        (173,118)       (2,626,191)
                                                                    ------------     ------------    --------------

Cash flows from investing activities:
     Purchase of building and equipment                                 (151,819)               -          (987,541)
     Investment in Multiplex                                                   -                -           (75,000)
     Acquisition of goodwill                                                   -                -          (149,057)
     Loan to related party                                                     -                -           (50,000)
     Loan repayments                                                           -                -             4,493
                                                                    ------------     ------------    --------------

                           Net cash used in
                             investing activities                       (151,819)               -        (1,257,105)
                                                                    ------------     ------------    --------------

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



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
          Consolidated Statements of Cash Flows (Unaudited), Continued




                                                                              Three months
                                                                                 ended               November 6, 1996
                                                                               March 31,             (inception) to
                                                                               ---------
                                                                         2004             2003       March 31, 2004
                                                                    ------------     ------------    --------------
Cash flows from financing activities:
     Net proceeds from sale of common stock                         $          -                -           744,859
     Net proceeds from loans payable                                     250,000          160,875         3,288,255
     Proceeds from mortgage                                                    -                -            17,000
     Principal payments on mortgage                                         (534)            (505)           (1,058)
     Accrued interest payable                                             56,088           14,767           139,667
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                                  -                -               140
                                                                    ------------     ------------    --------------

                           Net cash provided by
                               financing activities                      305,554          175,137         4,188,863
                                                                    ------------     ------------    --------------

Net increase (decrease) in cash                                         (280,367)           2,019           305,567

Cash, beginning of period                                                585,934            5,537             -
                                                                    ------------     ------------    --------------

Cash, end of period                                                 $    305,567            7,556           305,567
                                                                    ============     ============    ==============

Supplemental cash flow disclosures:
     Cash paid for interest                                         $          -                -               113
                                                                    ============     ============    ==============


     Cash paid for income taxes                                     $          -                -                 -
                                                                    ============     ============    ==============

Non cash investing and financing activities:
     Shares issued for debt                                         $          -                -           595,000
                                                                    ============     ============    ==============
     Shares issued for services                                     $          -                -           414,606
                                                                    ============     ============    ==============
     Shares issued for investment                                   $          -                -                30
                                                                    ============     ============    ==============

     Property costs financed by issuance
         of common stock                                            $          -                -            30,000
                                                                    ============     ============    ==============

         Equipment financed by:
         Accounts payable                                                      -                -           200,000
         Insurance of common stock                                             -                -             5,000
                                                                    ------------     ------------    --------------

                                                                    $          -                -           205,000
                                                                    ============     ============    ==============


See accompanying notes to consolidated financial statements.



                                              INDUSTRIAL MINERALS, INC.
                                                   AND SUBSIDIARY
                                           (An Exploration Stage Company)

                             Consolidated Statement of Stockholders' Equity (Unaudited)
                                                   March 31, 2004
                                                                                          Deficit
                                                                                        Accumulated
                                                   Common Stock           Additional    During the
                                          ---------------------------      Paid-In      Exploration
                                           # of Shares        Amount        Capital         Stage           Totals
                                        -------------      -----------    -----------     ----------     -----------
Inception - November 6, 1996                        -      $        -              -              -               -

Balance at December 31, 1998                  252,500              25        505,143       (750,830)       (245,662)
Issuance of stock for cash                     30,000               3        146,618              -         146,621
Issuance of stock for services                 55,000               6        274,994              -         275,000
Net loss                                            -               -              -       (259,404)       (259,404)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)        (83,445)

Issuance of stock for cash                     84,900               8        413,062              -         413,070
Issuance of stock for services                 70,000               7        349,993              -         350,000
Issuance of stock for Multiplex
     stock                                      3,000               1             29              -              30
Issuance of stock for acquisition             475,463              47          4,699              -           4,746
Net loss                                            -               -              -       (694,758)       (694,758)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2000                  970,863              97      1,694,538     (1,704,992)       (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997              -         60,000
Net loss                                            -               -              -        (67,251)       (67,251)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2001                1,000,863             100      1,754,535     (1,772,243)       (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000           3,500     (1,740,393)     1,696,982        (39,911)
Minimum 50 shares
     post-split allocation                     30,758               -              -              -              -
Net loss                                            -               -              -       (520,242)      (520,242)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2002               36,031,621           3,600         14,142       (595,503)      (577,761)

Minimum 50 shares
     post-split allocation                        327               -              -              -              -
2-for-1 split                              36,031,948               -              -              -              -

Net loss                                            -               -              -     (1,133,197)    (1,133,197)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2003               72,063,896      $    3,600         14,142     (1,728,700)    (1,710,958)
                                        =============      ===========    ===========     ==========     ===========

Net loss                                            -               -              -       (351,531)       (351,531)
                                        -------------      -----------    -----------     ----------     -----------

Balance at March 31, 2004                  72,063,896       $  3,600          14,142     (2,080,231)     (2,062,489)
                                        =============      ===========    ===========     ==========     ===========



See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements
                   Three months ended March 31, 2004 and 2003





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

Presentation of Interim Information

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Three-months ending March 31, 2004 and March 31, 2003

During the three-month period ending March 31, 2004 the Company had no revenues. The Company had no revenue during the same three-month period ending March 31, 2003.

The Company incurred expenses for professional fees in the amount of $36,973 during the three-month period ending March 31, 2004 compared to $15,676 during the three-month period ending March 31, 2003. This is an increase of $21,297.

The Company incurred royalty expenses in the amount of $10,000 during the three-month period ending March 31, 2004. The Company is required to pay a minimum yearly royalty of $20,000 ($27,000 CDN dollars) whether the Company is producing graphite or not. There was a royalty payment made in the amount of $8,775 during the three-month period ending March 31, 2003. This is an increase of $1,225.The weakness of the United States dollar in relation to the Canadian dollar over the past year has resulted in an increased cost in US dollars to the Company. If the United States dollar remains at the current level in relation to the Canadian dollar the royalty payment in subsequent years will remain at $20,000 US dollars.

Depreciation and amortization expense for the three-month period ending March 31, 2004 totaled $22,954, compared to $14,030 for the three-month period ending March 31, 2003. This represents an increase of $8,924. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite property.

Other general and administrative expenses for the three-month period ending March 31, 2004 totaled $250,818 compared to $105,723 for the same three-month period ending March 31, 2003. This represents an increase in the three-month period ending March 31, 2004 of $145,095 over the same period ending March 31, 2003. This increase is due to an increase in activity surrounding the operations of the Company during the three-month period ending March 31, 2004 compared to the same three-month period ending March 31, 2003.

The Company has begun and is continuing to market graphite that will be available from the Bissett Creek Graphite Property. Several Companies have expressed interest in the graphite from the Company's Bissett Creek Graphite Property. The Company is pleased with this response but cautions investors that there are no firm orders for the Company's graphite at this time. Investor's should be further cautioned that the Company might not be successful in its marketing efforts.

The Company paid $30,826 in management fees and salaries during the three-month period ending March 31, 2004. There were no management fees and salaries paid during the three-month period ending March 31, 2003. The Company paid $23,125 in wages to the President of the Company and $5,550 to the Chief Financial Officer. Included in management fees and salaries is amount of $2,151 in benefits paid to Revenue Canada on behalf of the President and Chief Financial Officer. Benefits in the amount of $2,151 paid to Revenue Canada represent the Company's portion of Canada Pension Plan and Employment Insurance Premiums payable.

The Company has had a net loss of $351,531 for the three-month period ending March 31, 2004 as compared to a net loss of $144,204 for the three-month period ending March 31, 2003. This represents an increase of $207,327 for the three-month period ending March 31, 2004 compared to the same three-month period ending March 31, 2003. This increase is due to an increase in activity surrounding the operations of the Company during the three-month period ending March 31, 2004 compared to the same three-month period ending March 31, 2003.

                         Liquidity and Capital Resources

The Company has cash on hand at March 31, 2004 of $305,567 and a receivable of $53,034 as a result of tax input credits owed to the Company by the Government of Canada.

The Company has prepaid expenses of $10,462. This represents the unused portion of an insurance policy that the Company carries for its building and equipment. This policy expires September 6, 2004.

The Company has a total of $62,464 in deposits. The Company's landlord holds $1,521 which represents a deposit on rent and common costs associated with its premises located at Suite 750 2 Robert Speck Parkway, Mississauga, Ontario L4Z 1H8. The Minister of Finance for the Province of Ontario holds $55,093 which is a security deposit regarding the mine closure plan that has been filed for the Bissett Creek Property. Further deposits in the amounts of $4,000 for future marketing, $1,480 for future legal fees and $370 for mobile phone deposits.

The Company had no revenue during three-month period ending March 31, 2004 and expects to have no revenue in each of the next two-quarter ending June 30, 2004 and September 30, 2004. The Company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the Company will be successful in obtaining a contract for its graphite.

The Company has total accounts payable of $70,217. The Company has the cash on hand in order to pay these accounts payable in an orderly fashion. The Company also owes $139,667 in accrued interest payable. The interest is not due until July 31, 2005.

The Company has secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $296 (Canadian $400 monthly) monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The Company has the cash on hand to pay these payments in an orderly fashion. These payments were originally $260 monthly however due to the weakness of the United States dollar in relation to the Canadian dollar a $36 USD per month increase has occurred.

During the three-month period ending March 31, 2004 the Company has been able to secure debt financing in the amount of $250,000 from a non-affiliated shareholder. Total loans payable now amount to $3,308,707 as of March 31, 2004. Interest has accrued on this debt in the amount of $139,667. The interest rate associated with this debt will be 7% yearly. This debt is due and payable together with principal and any accrued interest on July 31, 2005.

Industrial Minerals has the following future commitments. During the third quarter ending March 31, 2004 the following work has continued and as of the date of this filing is at various stages of completion. Investors should be cautioned that a substantial amount of the following work still requires completion.

1........Process building                                      $ 40,000
2........Main crushing and screening plants                      40,000
3........Equipment purchases, additional loader                  40,000
4........Equipment, used excavator                               55,000
5........Blasting equipment (dynamite)                           46,000
6........Placing of equipment in process building                65,000
7........Equipment, dryer                                        60,000
8........Equipment for quality control procedures                60,000
9........Final screening equipment                               60,000

Total funds required to complete construction                  $466,000

In addition to the above cash requirements to complete construction of the mill site the Company has budgeted for the following cash requirements for the balance of the current fiscal year ending December 31, 2004:

1........Professional fees                                    $  54,000
2........Royalty Payments                                        10,000
3........Management fees and salaries                            45,000
4........General & Administrative Expenses                      430,000
5........Mining Costs for fiscal year 2004                      200,000
6........Environmental testing (ongoing)                        105,500
7........Mine closure plan                                      250,000

Total Operating Budget                                       $1,094,500

Investors should be aware that the above are estimates only and could change as the project develops.

Regarding point number 4 above concerning general and administrative cash requirements, this figure does not include interest that is accruing at the rate of 7% per annum. Management estimates that additional interest in the amount of approximately $199,500 will accrue during the remaining of the 3 quarters of the Company's fiscal year ending December 31, 2004. Since these funds are not due until July 31, 2005 management has not included them in the cash requirements for the balance of fiscal year ending December 31, 2004.

Regarding point number 7 above concerning the mine closure plan, investors should be aware that this is an estimate. The final figure may be substantially higher. Management does not believe the figure will be lower. The Province of Ontario requires financial assurances to be in place before mining commences. The Company has filed a mine closure plan with the Province and is now in the process of responding to the comments received from the Ministry of Mines. It is expected this process will be complete during the second quarter of 2004.

The Company requires $466,000 to complete the construction of the mine on its Bissett Creek Property. The Company's operational budget for the nine-month period beginning April 1, 2004 in the amount of $1,094,500 or a monthly operational cost of $121,611 for each of the months of April 1, 2004 through December 31, 2004. Thus total funds in the amount of $1,560,500 are required to complete construction at the Bissett Creek Graphite mine in the amount of $466,000 and pay operational costs of $121,611 monthly for the nine-month period beginning April 1, 2004 and ending December 31, 2004. Subsequent to March 31, 2004 the Company obtained financing in the amount of $275,000 from a non-affiliated shareholder. The financing in the amount of $275,000 accrues interest at the rate of 7% per annum and the principal in the amount of $275,000 along with accrued interest is due on July 31, 2005. Since the Company has cash of $305,567 and has a receivable of $53,034 on hand as of March 31, 2004 and subsequent to March 31, 2004 has received an additional $275,000, the Company requires additional financing in the amount of $926,899. While management believes the Company will be successful in obtaining satisfactory financing to complete construction of the mine and begin operations, investors should be cautioned that the Company currently has no commitments of any type made by any person or entity to provide financing. Investors and potential investors should be aware that the Company might not be able to continue to operate throughout it's current fiscal year ending December 31, 2004 without sales of its graphite or additional financing.

Investors and potential investors should be aware that the Company does not have the funds to complete construction of the mine. In addition, the Company does not have the necessary funds to operate throughout its fiscal year ending December 31, 2004. Even if the Company is successful in obtaining the necessary financing there is no guarantee that the Company will be successful in marketing graphite. The Company intends to continue to seek debt financing to ensure its ability to operate throughout 2004 from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time extending beyond August 31, 2004 unless the Company obtains additional financing or begins production and successfully obtains a contract for it's graphite. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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

Investors and potential investors should be further cautioned that the ultimate success of the Company relies on the Company's ability to successfully mine and market its graphitic resource at a profit.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             EXHIBIT NO.        DESCRIPTION

                31.1     Section 302 Certification - CEO
                31.2     Section 302 Certification - CFO
                32.1     Section 906 Certification - CEO
                32.2     Section 906 Certification - CFO

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during the fiscal quarter for the period ended March 31, 2004.

         Report on Form 8-K dated January 6, 2004, relating to changes in the Company's Directors and Integrity and Ethics Policy.

         Report on Form 8-K dated March 14, 2004, relating to changes in the Company's Committees and the Resignation of a Director.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2004              INDUSTRIAL MINERALS, INC.

                                 By:/s/John Melnyk
                                 -----------------------------------------------
                                 John Melnyk,
                                 Chief Financial Officer and Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/John Melnyk                                            Dated: May 12, 2004
   -------------------------------------------------------------
    John Melnyk, Chief Financial Officer and Secretary/Treasurer