Form 10QSB
period 2004-06-30
INDUSTRIAL MINERALS INC
filed 2004-08-06
CIK 1035422

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended: June 30, 2004

                        Commission file number: 000-30651

                            INDUSTRIAL MINERALS, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                          06-1474412
--------                              -----------------------------------
(State of Incorporation)             (I.R.S. Employer Identification No.)


          2500 One Dundas Street West, Toronto, Ontario, Canada M5G 1Z3
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (416) 979-4621
                        -------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         There were 72,063,896 shares outstanding of the registrant's Common Stock as of June 30, 2004.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS....................................3

         Balance Sheets as of June 30, 2004 (unaudited) and
         December 31, 2003.....................................................4

         Statements of Operations (unaudited) for the Three and Six Months ended
         June 30, 2004 and June 30, 2003.......................................5

         Statements of Cash Flows (unaudited) for the Six Months
         ended June 30, 2004 and 2003...,,.....................................6

         Statement of Stockholders' Equity for the period ended
         June 30, 2004 (unaudited).............................................8

         Notes to Condensed Consolidated Financial Statements (unaudited)......9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................10

ITEM 3.  CONTROLS AND PROCEDURES  ............................................14

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................15

ITEM 2.  CHANGES IN SECURITIES................................................15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................15

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...................15

ITEM 5.  OTHER INFORMATION....................................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................15

         SIGNATURES ..........................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

         The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-KSB.


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets
                       June 30, 2004 and December 31, 2003


                                                                                     June 30,          December 31,
Assets                                                                                 2004               2003
------                                                                              (unaudited)         (audited)
                                                                                     ------------      ------------

Current assets:
     Cash                                                                            $    218,807      $    585,934
     Receivables                                                                           36,520            40,267
     Prepaid expenses                                                                      10,462            10,462
     Deposits                                                                             181,091            65,242
                                                                                     ------------      ------------
                           Total current assets                                           446,880           701,905

Building and equipment, at cost, less accumulated
     depreciation of $173,754 in 2004 and $124,493 in 2003                              1,353,322           911,652
                                                                                     ------------      ------------

                           Total assets                                              $  1,800,202      $  1,613,557
                                                                                     ============      ============

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                                                $     58,236      $    165,753
     Current installments of mortgages payable                                              1,075             2,144
                                                                                     ------------      ------------
                           Total current liabilities                                       59,311           167,897


     Accrued interest payable                                                             205,583            83,579
     Loans payable                                                                      3,937,687         3,058,707
     Mortgage payable, excluding current installments                                      12,579            14,332
                                                                                     ------------      ------------

                           Total liabilities                                            4,215,160         3,324,515
                                                                                     ------------      ------------

Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                -                 -
     Common Stock, par value $.0001; 100,000,000 shares authorized;
         72,063,896 shares issued and outstanding                                           3,600             3,600
     Additional paid-in capital                                                            14,142            14,142
     Deficit accumulated during exploration stage                                      (2,432,700)       (1,728,700)
                                                                                     ------------      ------------

                           Total stockholders' equity (deficit)                        (2,414,958)       (1,710,958)
                                                                                     ------------      ------------

                           Total liabilities and stockholders' equity                $  1,800,202      $  1,613,557
                                                                                     ============      ============


See accompanying notes to consolidated financial statements.

                           INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Operations (Unaudited)
                  Three and six months ended June 30, 2004 and
               2003 and for the period from November 6, 1996 (Date
                         of Inception) to June 30, 2004



                                                        Three months ended                 Six months ended         November 6, 1996
                                                            June 30,                           June 30,             (inception) to
                                                      2004             2003              2004            2003        June 30, 2004
                                                      ----             ----              ----            ----        -------------

Revenue                                           $     -                -                 -                -                15,537
                                                  -----------       ----------      ------------      -----------     -------------
Expenses:
     Cost of revenues                                   -                -                 -                -                76,201
     Professional fees                                 13,475           41,520            50,448           57,196         1,162,110
     Royalty fees                                       -                -                10,000            8,775            46,325
     Depreciation and amortization                     26,307           14,873            49,261           28,903           182,463
     Impairment of long-lived assets                    -                -                 -                -               582,176
     Other general and administrative                 282,924          216,398           533,742          322,121         1,982,673
     Management Fees and Salaries                      29,794            4,000            60,620            4,000           116,747
                                                  -----------       ----------      ------------      -----------     -------------


                           Total expenses             352,500          276,791           704,071          420,995         4,148,695
                                                  -----------       ----------      ------------      -----------     -------------

                           Loss from operations      (352,500)        (276,791)         (704,071)        (420,995)       (4,133,158)
                                                  -----------       ----------      ------------      -----------     -------------


Other income:
     Interest income                                       31            -                    71                -             2,882
     Other income                                       -                -                 -                    -               594
                                                  -----------       ----------      ------------      -----------     -------------

                           Total other income              31            -                    71                -             3,476
                                                  -----------       ----------      ------------      -----------     -------------

                           Net loss               $  (352,469)        (276,791)         (704,000)        (420,995)       (4,129,682)
                                                  ===========       ==========      ============      ===========     =============

Net loss per common share                         $     -                -                 (.01)             (.01)
                                                  ===========       ==========      ============      ===========

Weighted average common shares outstanding         72,063,896       42,036,890        72,063,896       39,034,255
                                                  ===========       ==========      ============      ===========



See accompanying notes to consolidated financial statements.


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)
               Six months ended June 30, 2004 and 2003 and for the period from November 6, 1996 (Date of Inception) to
                                  June 30, 2004



                                                                           Six months ended          November 6, 1996
                                                                                June 30,             (inception) to
                                                                          2004  -------    2003      June 30, 2004
                                                                          ----             ----      -------------
Cash flows from operating activities:
     Net loss                                                         $ (704,000)        (420,995)       (4,129,682)
     Adjustments to reconcile net loss to
            net cash used in operating activities:
         Depreciation and amortization                                    49,261           28,903           174,171
         Provision for bad debts                                           -                -                49,676
         Stock issued for services                                         -                -               414,606
         Impairment of long-lived assets                                   -                -               297,882
         Changes in:
              Receivables                                                  3,747          (14,275)          (40,689)
              Inventory                                                    -                -                (5,527)
              Prepaid expenses                                             -                -               (11,001)
              Deposits                                                  (115,849)          (3,629)         (181,091)
              Accounts payable and accrued expenses                     (107,517)          42,148           (29,792)
              Accrued interest payable                                     -               15,775              -
              Due to related parties                                       -             (174,977)          395,000
                                                                       ---------         ---------        ----------

                           Net cash used in operating
                             activities                                 (874,358)        (527,050)       (3,066,447)
                                                                       ---------         ---------        ----------

Cash flows from investing activities:
     Purchase of building and equipment                                 (490,931)         (64,911)       (1,326,653)
     Investment in Multiplex                                               -                -               (75,000)
     Acquisition of goodwill                                               -                -              (149,057)
     Loan to related party                                                 -                -               (50,000)
     Loan repayments                                                       -                -                 4,493
                                                                       ---------         ---------        ----------

                           Net cash used in
                             investing activities                       (490,931)         (64,911)       (1,596,217)
                                                                       ---------         ---------        ----------

                                                                                                                        (Continued)


See accompanying notes to consolidated financial statements.



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

          Consolidated Statements of Cash Flows (Unaudited), Continued





                                                                           Six months ended          November 6, 1996
                                                                                June 30,             (inception) to
                                                                          2004  -------    2003      June 30, 2004
                                                                          ----             ----      -------------
Cash flows from financing activities:
     Net proceeds form sale of common stock                           $    -                -               744,859
     Net proceeds from loans payable                                     878,980          802,428         3,917,235
     Proceeds from mortgage                                                -                -                17,000
     Principal payments on mortgage                                       (2,822)          (1,070)           (3,346)
     Accrued interest payable                                            122,004            -               205,583
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                              -                -                   140

                                                                       ---------         ---------        ----------

                           Net cash provided by
                               financing activities                      998,162          801,358         4,881,471

                                                                       ---------         ---------        ----------

Net increase (decrease) in cash                                         (367,127)         209,397           218,807

Cash, beginning of period                                                585,934            5,537             -
                                                                       ---------         ---------        ----------

Cash, end of period                                                   $  218,807          214,934           218,807
                                                                       =========         =========        ==========

Supplemental cash flow disclosures:
     Cash paid for interest                                           $    -                -                   113
                                                                       =========         =========        ==========

     Cash paid for income taxes                                       $    -                -                 -
                                                                       =========         =========        ==========

Non cash investing and financing activities:
     Shares issued for debt                                           $    -                -               595,000
                                                                       =========         =========        ==========
     Shares issued for services                                       $    -                -               414,606
                                                                       =========         =========        ==========
     Shares issued for investment                                     $    -                -                    30
                                                                       =========         =========        ==========

     Property costs financed by insurance
         of common stock                                              $    -                -                30,000
                                                                       =========         =========        ==========

     Equipment financed by:
         Accounts payable                                                  -                -               200,000
         Insurance of common stock                                         -                -                 5,000
                                                                       ---------         ---------        ----------

                                                                      $    -                -               205,000
                                                                       =========         =========        ==========


See accompanying notes to consolidated financial statements.



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

           Consolidated Statement of Stockholders' Equity (Unaudited)
                                  June 30, 2004
                                                                                          Deficit
                                                                                        Accumulated
                                                   Common Stock           Additional    During the
                                          ---------------------------      Paid-In      Exploration
                                           # of Shares        Amount        Capital         Stage           Totals
                                        -------------      -----------    -----------     ----------     -----------
Inception - November 6, 1996                        -      $        -              -              -               -

Balance at December 31, 1998                  252,500              25        505,143       (750,830)       (245,662)
Issuance of stock for cash                     30,000               3        146,618              -         146,621
Issuance of stock for services                 55,000               6        274,994              -         275,000
Net loss                                            -               -              -       (259,404)       (259,404)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)        (83,445)

Issuance of stock for cash                     84,900               8        413,062              -         413,070
Issuance of stock for services                 70,000               7        349,993              -         350,000
Issuance of stock for Multiplex
     stock                                      3,000               1             29              -              30
Issuance of stock for acquisition             475,463              47          4,699              -           4,746
Net loss                                            -               -              -       (694,758)       (694,758)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2000                  970,863              97      1,694,538     (1,704,992)       (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997              -         60,000
Net loss                                            -               -              -        (67,251)       (67,251)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2001                1,000,863             100      1,754,535     (1,772,243)       (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000           3,500     (1,740,393)     1,696,982        (39,911)
Minimum 50 shares
     post-split allocation                     30,758               -              -              -              -
Net loss                                            -               -              -       (520,242)      (520,242)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2002               36,031,621           3,600         14,142       (595,503)      (577,761)

Minimum 50 shares
     post-split allocation                        327               -              -              -              -
2-for-1 split                              36,031,948               -              -              -              -

Net loss                                            -               -              -     (1,133,197)    (1,133,197)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2003               72,063,896      $    3,600         14,142     (1,728,700)    (1,710,958)

Net loss                                            -               -              -       (704,000)       (704,000)
                                        -------------      -----------    -----------     ----------     -----------

Balance at June 30,  2004                  72,063,896       $  3,600          14,142     (2,432,700)     (2,414,958)
                                        =============      ===========    ===========     ==========     ===========



See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements
                     Six months ended June 30, 2004 and 2003



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

Presentation of Interim Information
-----------------------------------

     The accompanying   interim  financial  statements  have  been  prepared  in
         accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the six months ended June 30, 2004 and 2003. Interim results are not necessarily indicative for results for a full year.

     The financial  statements  and notes are  presented  as  permitted  by Form
         10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THREE-MONTHS ENDING JUNE 30, 2004 AND JUNE 30, 2003
             -----------------------------------------------------

During the three-month period ending June 30, 2004 the Company had no revenues. The Company had no revenue during the same three-month period ending June 30, 2003.

The Company incurred expenses for professional fees in the amount of $13,475 during the three-month period ending June 30, 2004 compared to $41,520 during the three-month period ending June 30, 2003. This is a decrease of $28,045.

Depreciation and amortization expense for the three-month period ending June 30, 2004 totaled $26,307, compared to $14,873 for the three-month period ending June 30, 2003. This represents an increase of $11,434. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite property.

Other general and administrative expenses for the three-month period ending June 30, 2004 totaled $282,924 compared to $216,398 for the same three-month period ending June 30, 2003. This represents an increase in the three-month period ending June 30, 2004 of $66,526 over the same period ending June 30, 2003. This increase is due to an increase in activity surrounding the operations of the Company during the three-month period ending June 30, 2004 compared to the same three-month period ending June 30, 2003.

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

Management fees and salaries during the three-month period ending June 30, 2004 totaled $29,794 compared to $4,000 for the same three-month period ending June 30, 2003. The Company paid $23,125 in wages to the President of the Company and $5,550 to the Chief Financial Officer. Included in management fees and salaries is amount of $1,119 in benefits paid to Revenue Canada on behalf of the President and Chief Financial Officer. Benefits in the amount of $1,119 paid to Revenue Canada represent the Company's portion of Canada Pension Plan and Employment Insurance Premiums payable.

The Company has had a net loss of ($352,469) for the three-month period ending June 30, 2004 as compared to a net loss of ($276,791) for the three-month period ending June 30, 2003. This represents an increase of $75,678 in loss for the three-month period ending June 30, 2004 compared to the same three-month period ending June 30, 2003. This increase is due to an increase in activity surrounding the operations of the Company during the three-month period ending June 30, 2004 compared to the same three-month period ending June 30, 2003.

               SIX-MONTHS ENDING JUNE 30, 2004 AND JUNE 30, 2003
              ---------------------------------------------------

During the six-month period ending June 30, 2004 the Company had no revenues. The Company had no revenue during the same six-month period ending June 30, 2003.

The Company incurred expenses for professional fees in the amount of $50,448 during the six-month period ending June 30, 2004 compared to $57,196 during the six-month period ending June 30, 2003. This is a decrease of $6,748.

The Company incurred royalty expenses in the amount of $10,000 during the six-month period ending June 30, 2004 compared to $8,775 for the six-month period ending June 30, 2003. The Company is required to pay a minimum yearly royalty of $20,000 ($27,000 CDN dollars) whether the Company is producing graphite or not. This is an increase of $1,225. The weakness of the United States dollar in relation to the Canadian dollar over the past year has resulted in an increased cost in US dollars to the Company. If the United States dollar remains at the current level in relation to the Canadian dollar the royalty payment in subsequent years will remain at $20,000 US dollars.

Depreciation and amortization expense for the six-month period ending June 30, 2004 totaled $49,261, compared to $28,903 for the six-month period ending June 30, 2003. This represents an increase of $20,358. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite property.

Other general and administrative expenses for the six-month period ending June 30, 2004 totaled $533,742 compared to $322,121 for the same six-month period ending June 30, 2003. This represents an increase in the six-month period ending June 30, 2004 of $211,621 over the same period ending June 30, 2003. This increase is due to an increase in activity surrounding the operations of the Company during the six-month period ending June 30, 2004 compared to the same six-month period ending June 30, 2003.

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

Management fees and salaries during the six-month period ending June 30, 2004 totaled $60,620 compared to $4,000 for the same six-month period ending June 30, 2003. The Company paid $46,250 in wages to the President of the Company and $11,100 to the Chief Financial Officer for the period ending June 30, 2004. Included in management fees and salaries is amount of $3,270 in benefits paid to Revenue Canada on behalf of the President and Chief Financial Officer. Benefits in the amount of $3,270 paid to Revenue Canada represent the Company's portion of Canada Pension Plan and Employment Insurance Premiums payable.

The Company has had a net loss of ($704,000) for the six-month period ending June 30, 2004 as compared to a net loss of ($420,995) for the six-month period ending June 30, 2003. This represents an increase of $283,005 in loss for the six-month period ending June 30, 2004 compared to the same six-month period ending June 30, 2003. This increase is due to an increase in activity surrounding the operations of the Company during the six-month period ending June 30, 2004 compared to the same six-month period ending June 30, 2003.

Liquidity and Capital Resources
-------------------------------

The Company has cash on hand at June 30, 2004 of $218,807 and a receivable of $36,520 as a result of tax input credits owed to the Company by the Government of Canada.

The Company has prepaid expenses of $10,462. This represents the unused portion of an insurance policy that the Company carries for its building and equipment. This policy expires September 6, 2004.

The Company has a total of $181,091 in deposits. The Company's landlord holds $1,521 which represents a deposit on rent and common costs associated with its premises located at Suite 2500 One Dundas Street West, Toronto, Ontario M5G 1Z3. The Minister of Finance for the Province of Ontario holds $148,000 which is a security deposit regarding the mine closure plan that has been filed for the Bissett Creek Property. Further deposits in the amounts of $9,000 for future marketing expenses, $22,200 for future environmental studies that are to begin in September of 2004 and $370 for mobile phone deposits.

The Company had no revenue during three-month period ending June 30, 2004 and expects to have no revenue during the quarter ending September 30, 2004. The Company expects to begin commissioning its Bissett Creek graphite plant during the quarter ending September 30, 2004. Management believes production will begin sometime during the quarter ending September 30, 2004. Investors should be cautioned that the commissioning of the graphite plant may extend beyond September 30, 2004 thus delaying planned production of graphite. As of the date of this filing the Bissett Creek Graphite Project Closure Plan has been considered filed as per subsection 141 (3)(a) of the Mining Act in the Province of Ontario. Investors should be further cautioned that the Company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the Company will be successful in obtaining a contract for its graphite.

The Company has total accounts payable of $58,236. The Company has the cash on hand in order to pay these accounts payable in an orderly fashion. The Company also owes $205,583 in accrued interest payable. The interest is not due until July 31, 2005.

The Company has secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $296 (Canadian $400 monthly) monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The Company has the cash on hand to pay these payments in an orderly fashion. These payments were originally $260 monthly however due to the weakness of the United States dollar in relation to the Canadian dollar a $36 USD per month increase has occurred during the fiscal year ending December 31, 2004.

During the three-month period ending June 30, 2004 the Company has been able to secure debt financing in the amount of $628,980 from a non-affiliated shareholder. Total loans payable now amount to $3,937,687 as of the period ending June 30, 2004. Interest has accrued on this debt in the amount of $205,583. The interest rate associated with this debt will be 7% yearly. This debt is due and payable together with principal and any accrued interest on July 31, 2005.

Industrial Minerals has the following future commitments. During the second quarter ending June 30, 2004 the following work has continued and as of the date of this filing is at various stages of completion. Investors should be cautioned that a substantial amount of the following work still requires completion.

1        Blasting equipment (dynamite)                           46,000
2        Equipment, dryer                                        60,000
3        Equipment for quality control procedures                 6,000
4        Commissioning of plant & equipment                      40,000
                                                                -------
Total funds required to complete construction                  $152,000


In addition to the above cash requirements to complete construction of the mill site the Company has budgeted for the following cash requirements for the balance of the current fiscal year ending December 31, 2004:

1        Professional fees                                    $  30,000
2        Royalty Payments                                        10,000
3        Management fees and salaries                            11,500
4        General & Administrative Expenses                      375,000
5        Mining Costs for fiscal year 2004                      200,000
6        Environmental testing (ongoing)                         52,000
7        Mine closure plan (ongoing)                            100,000
                                                                -------
Total Operating Budget                                         $778,500

Investors should be aware that the above are estimates only and could change as the project develops.

Regarding point number 4 above concerning general and administrative cash requirements, this figure does not include interest that is accruing at the rate of 7% per annum. Management estimates that additional interest in the amount of approximately $145,000 will accrue during the remaining of the 2 quarters of the Company's fiscal year ending December 31, 2004. Since these funds are not due until July 31, 2005 management has not included them in the cash requirements for the balance of fiscal year ending December 31, 2004.

Regarding point number 7 above concerning the mine closure plan, investors should be aware that this is an estimate. The final figure maybe substantially higher. Management does not believe the figure will be lower. The Province of Ontario requires financial assurances to be in place before mining commences and the financial assurances are now in place in the amount of $148,000. The Company has filed a mine closure plan with the Province and is now in the process of responding to the comments received from the Ministry of Mines. It is expected this process will be complete by August 14, 2004.

The Company requires $152,000 to complete the construction of the mine on its Bissett Creek Property. The Company's operational budget for the six-month period beginning July 1, 2004 in the amount of $778,500 or a monthly operational cost of $129,750 for each of the months of July 1, 2004 through December 31, 2004. Total funds in the amount of $988,736 are required to complete construction at the Bissett Creek Graphite mine in the amount of $152,000, pay the accounts payable due in the amount of $58,236 and pay operational costs of $129,750 monthly for the six-month period beginning July 1, 2004 and ending December 31, 2004. Subsequent to June 30, 2004 the Company obtained financing in the amount of $100,000 from a non-affiliated shareholder. The financing in the amount of $100,000 accrues interest at the rate of 7% per annum and the principal in the amount of $100,000 along with accrued interest is due on July

31, 2005. Since the Company has cash of $218,807 and has a receivable of $36,520 on hand as of June 30, 2004 and subsequent to June 30, 2004 has received an additional $100,000, the Company requires additional financing in the amount of $633,409. While management believes the Company will be successful in obtaining satisfactory financing to complete construction of the mine and begin operations, investors should be cautioned that the Company currently has no commitments of any type made by any person or entity to provide financing. Investors and potential investors should be aware that the Company might not be able to continue to operate throughout it's current fiscal year ending December 31, 2004 without sales of its graphite or additional financing.

Investors and potential investors should be aware that Company does not have the necessary funds to operate throughout its fiscal year ending December 31, 2004. Even if the Company is successful in obtaining the necessary financing there is no guarantee that the Company will be successful in marketing graphite. The Company intends to continue to seek debt financing to ensure its ability to operate throughout 2004 from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time extending beyond October 31, 2004 unless the Company obtains additional financing or begins production and successfully obtains a contract for its graphite. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             EXHIBIT NO.        DESCRIPTION

                31.1     Section 302 Certification - CEO
                31.2     Section 302 Certification - CFO
                32.1     Section 906 Certification - CEO
                32.2     Section 906 Certification - CFO

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during the fiscal quarter for the period ended June 30, 2004.

         Report on Form 8-K dated April 5, 2004, relating to the termination of Robert A. Stoutley as President and a letter of resignation as Director.

         Report on Form 8-K dated April 21, 2004, relating to the Company's address change.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2004            INDUSTRIAL MINERALS, INC.

                                 By:/s/John Melnyk
                                 -----------------------------------------------
                                 John Melnyk, Acting CEO and President
                                 Chief Financial Officer and Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/John Melnyk                                         Dated: August 6, 2004
   -------------------------------------------------------------
    John Melnyk, Acting CEO and President
    Chief Financial Officer and Secretary/Treasurer