Form 10QSB
period 2004-09-30
INDUSTRIAL MINERALS INC
filed 2004-11-10
CIK 1035422

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal quarter ended: September 30, 2004

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     There were 108,095,847 shares outstanding of the registrant's Common Stock as of September 30, 2004.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I. - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS....................................3

         Balance Sheet  as of September 30, 2004 (unaudited) and
         December 31, 2003.....................................................4

         Statements of Operations (unaudited)for the Three and Nine Months ended
         September 30, 2004 and September 30, 2003.............................5

         Statements of Cash Flows (unaudited) for the Nine Months
         ended September 30, 2004 and 2003.....................................6

         Statement of Stockholders' Equity for the period ended
         September 30, 2004 (unaudited)........................................8

         Notes to Consolidated Financial Statements (unaudited)................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................10

ITEM 3.  CONTROLS AND PROCEDURES  ............................................16

PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................17

ITEM 2.  CHANGES IN SECURITIES................................................17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................17

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS...................17

ITEM 5.  OTHER INFORMATION....................................................17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................17

         SIGNATURES ..........................................................18

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

                           INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                           Consolidated Balance Sheet
                    September 30, 2004 and December 31, 2003


                                                                                     September 30,       December 31,
Assets                                                                                   2004               2003
------                                                                                (unaudited)         (audited)
                                                                                    -------------      -------------
Current assets:
     Cash                                                                         $        94,573      $    585,934
     Receivables                                                                           78,310            40,267
     Prepaid expenses                                                                      20,535            10,462
     Deposits                                                                             230,184            65,242
                                                                                    -------------      -------------

                           Total current assets                                           423,602           701,905

Building and equipment, at cost, less accumulated
     depreciation of $205,918 in 2004 and $124,493 in 2003                              1,714,392           911,652
                                                                                    -------------      -------------

                           Total assets                                           $     2,137,994      $  1,613,557
                                                                                    =============      ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Accounts payable                                                             $       184,030      $    165,753
     Accrued interest payable                                                             280,258             -
     Loans payable                                                                      4,557,687             -
     Current installments of mortgages payables                                             1,688             2,144
                                                                                    -------------      ------------
                           Total current liabilities                                    5,023,663           167,897


     Accrued interest payable                                                               -                83,579
     Loans payable                                                                          -             3,058,707
     Mortgage payable, excluding current installments                                      12,258            14,332
                                                                                    -------------      ------------

                           Total liabilities                                            5,035,921         3,324,515
                                                                                    -------------      ------------

Stockholders' equity:
     Preferred Stock, par value $0.01 per share; 50,000,000
         shares authorized; no shares issued and outstanding                                -                 -
     Common Stock, par value $.0001; 200,000,000 shares authorized;
         108,095,847 shares issued and outstanding for 2004
         and 72,003,896 shares issued and outstanding for 2003                              3,600             3,600
     Additional paid-in capital                                                            14,142            14,142
     Deficit accumulated during exploration stage                                      (2,915,669)       (1,728,700)
                                                                                     ------------         ---------

                           Total stockholders' equity (deficit)                        (2,897,927)       (1,710,958)
                                                                                     ------------         ---------

                           Total liabilities and stockholders' equity             $     2,137,994      $  1,613,557
                                                                                     ============         =========



See accompanying notes to consolidated financial statements.

                           INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Operations (Unaudited)
                 Three and nine months ended September 30, 2004
                        and 2003 and for the period from
                     November 6, 1996 (Date of Inception) to
                               September 30, 2004




                                                        Three months ended                Nine months ended         November 6, 1996
                                                            Sept. 30,                         Sept. 30,             (inception) to
                                                      2004             2003              2004            2003        Sept.30, 2004
                                                      ----             ----              ----            ----        -------------

Revenue                                        $        -                -                 -                -       $       15,537
                                                  -----------       ----------     -------------      -----------        ----------

Expenses:
     Cost of revenues                                   -                -                 -                -               76,201
     Professional fees                                26,473           18,894            76,921           76,090         1,188,582
     Royalty fees                                      1,665           10,000            11,665           18,775            47,990
     Depreciation and amortization                    32,164           18,230            81,425           47,133           214,627
     Impairment of long-lived assets                    -                -                 -                -              582,176
     Management fees and salaries                      5,948           28,923            66,568           32,923           122,695
     Other general and administrative                416,734          224,111           950,476          546,232         2,399,408
                                                  -----------       ----------     -------------      -----------        ----------

  Total expenses                                     482,984          300,158         1,187,055          721,153         4,631,679
                                                  -----------       ----------     -------------      -----------        ----------

  Loss from operations                              (482,984)        (300,158)       (1,187,055)        (721,153)       (4,616,142)
                                                  -----------       ----------     -------------      -----------        ----------


Other income:
     Interest income                                      15             -                   86             -                2,897
     Other income                                       -                -                 -                -                  594
                                                  -----------       ----------     -------------      -----------        ----------

  Total other income                                      15             -                   86             -                3,491
                                                  -----------       ----------     -------------      -----------        ----------

  Net loss                                      $   (482,969)        (300,158)       (1,186,969)        (721,153)     $ (4,612,651)
                                                  ===========      ===========     =============      ===========        ==========

Net loss per common share                       $       -                -                 (.01)            (.01)
                                                  ===========      ===========     =============      ===========

Weighted average common shares outstanding        73,630,502       72,063,896        72,589,910       50,132,935
                                                  ===========      ===========     =============      ===========




See accompanying notes to consolidated financial statements.


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)
              Nine months ended September 30, 2004 and 2003 and for the period from November 6, 1996 (Date of Inception) to September 30, 2004

                                                                               Nine months
                                                                                 ended                 November 6, 1996
                                                                                Sept. 30,              (inception) to
                                                                                ---------
                                                                          2004              2003       Sept. 30, 2004
                                                                  --------------        ----------      -----------
Cash flows from operating activities:
     Net loss                                                     $   (1,186,969)        (721,153)       (4,612,651)
     Adjustments to reconcile net loss to cash
                        used in operating activities:
         Depreciation and amortization                                    81,425           47,133           206,335
         Provision for bad debts                                            -                -               49,676
         Stock issued for services                                          -                -              414,606
         Impairment of long-lived assets                                    -                -              297,882
         Changes in:
              Receivables                                                (38,043)         (11,412)          (82,479)
              Inventory                                                     -                -               (5,527)
              Prepaid expenses                                           (10,073)          (8,131)          (21,074)
              Deposits                                                  (164,942)        (209,424)         (230,184)
              Accounts payable and accrued expenses                       18,277             (217)           96,002
              Accrued interest payable                                      -              35,915              -
              Due to related parties                                        -            (180,000)          395,000
                                                                  --------------        ----------      -----------

  Net cash used in operating activities                              ( 1,300,325)      (1,047,289)       (3,492,414)
                                                                  --------------        ----------      -----------

Cash flows from investing activities:
     Purchase of building and equipment                                 (884,165)        (233,559)       (1,719,887)
     Investment in Multiplex                                                -                -              (75,000)
     Acquisition of goodwill                                                -                -             (149,057)
     Loan to related party                                                  -                -              (50,000)
     Loan repayments                                                        -                -                4,493
                                                                  --------------    -------------      ------------

  Net cash used in investing activities                                 (884,165)        (233,559)       (1,989,451)
                                                                  --------------        ----------      -----------

Cash flows from financing activities:
     Net proceeds from sale of common stock                                 -                -              744,859
     Net proceeds from loans payable                                   1,498,980        2,006,294         4,537,235
     Proceeds from mortgage                                                 -                -               17,000
     Principal payments on mortgage                                       (2,530)          (1,654)           (3,054)
     Accrued interest payable                                            196,679             -              280,258
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                               -                -                  140
                                                                  --------------        ----------      -----------

  Net cash provided by financing activities                            1,693,129        2,004,640         5,576,438
                                                                  --------------        ----------      -----------


See accompanying notes to consolidated financial statements.                                       (continued)



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

          Consolidated Statements of Cash Flows (Unaudited), Continued


                                                                               Nine months
                                                                                 ended                 November 6, 1996
                                                                                Sept. 30,              (inception) to
                                                                                ---------
                                                                          2004              2003       Sept. 30, 2004
                                                                  --------------        ----------      -----------

Net increase (decrease) in cash                                   $     (491,361)         723,792            94,573

Cash, beginning of period                                                585,934            5,537              -
                                                                  --------------        ----------      -----------

Cash, end of period                                               $       94,573          729,329            94,573
                                                                  ==============        ==========      ===========

Supplemental cash flow disclosures:
     Cash paid for interest                                       $         -                -                  113
                                                                  ==============        ==========      ===========

     Cash paid for income taxes                                   $         -                -                 -
                                                                  ==============        ==========      ===========

Non-cash investing and financing activities:
         Shares issued for debt                                   $         -                -              595,000
                                                                  ==============        ==========      ===========
         Shares issued for services                               $         -                -              414,606
                                                                  ==============        ==========      ===========
         Shares issued for investment                             $         -                -                   30
                                                                  ==============        ==========      ===========


     Property costs financed by issuance
         of common stock                                          $         -                -               30,000
                                                                  ==============        ==========      ===========

     Equipment financed by:
         Accounts payable                                                   -                -              200,000
         Insurance of common stock                                          -                -                5,000
                                                                  --------------        ----------      -----------

                                                                  $         -                -              205,000
                                                                  ==============        ==========      ===========


See accompanying notes to consolidated financial statements.


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

           Consolidated Statement of Stockholders' Equity (Unaudited)
                               September 30, 2004
                                                                                          Deficit
                                                                                        Accumulated
                                                   Common Stock           Additional    During the
                                          ---------------------------      Paid-In      Exploration
                                           # of Shares        Amount        Capital         Stage           Totals
                                        -------------      -----------    -----------     ----------     -----------
Inception - November 6, 1996                     -         $     -              -              -               -

Balance at December 31, 1998                  252,500              25        505,143       (750,830)       (245,662)
Issuance of stock for cash                     30,000               3        146,618           -            146,621
Issuance of stock for services                 55,000               6        274,994           -            275,000
Net loss                                         -               -              -          (259,404)       (259,404)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)        (83,445)

Issuance of stock for cash                     84,900               8        413,062           -            413,070
Issuance of stock for services                 70,000               7        349,993           -            350,000
Issuance of stock for Multiplex
     stock                                      3,000               1             29           -                 30
Issuance of stock for acquisition             475,463              47          4,699           -              4,746
Net loss                                         -               -              -          (694,758)       (694,758)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2000                  970,863              97      1,694,538     (1,704,992)        (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997           -             60,000
Net loss                                         -               -              -           (67,251)        (67,251)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2001                1,000,863             100      1,754,535     (1,772,243)        (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000           3,500     (1,740,393)     1,696,982         (39,911)
Minimum 50 shares
     post-split allocation                     30,758            -              -              -               -
Net loss                                         -               -              -          (520,242)       (520,242)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2002               36,031,621           3,600         14,142       (595,503)       (577,761)

Minimum 50 shares
     post-split allocation                        327            -              -              -               -
2-for-1 split                              36,031,948            -              -              -               -

Net loss                                         -               -              -        (1,133,197)     (1,133,197)
                                        -------------      -----------    -----------     ----------     -----------
Balance at December 31, 2003               72,063,896           3,600         14,142     (1,728,700)     (1,710,958)

3-for-2 split                              36,031,948            -              -              -               -

Allocation on round-up
        of shares                                   3            -              -              -               -

Net loss                                         -               -              -        (1,186,969)     (1,186,969)
                                        -------------      -----------    -----------     ----------     -----------

Balance at September 30, 2004             108,095,847      $    3,600         14,142     (2,915,669)     (2,897,927)
                                        =============      ===========    ===========     ==========     ===========


See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements
                  Nine months ended September 30, 2004 and 2003



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

Presentation of Interim Information
-----------------------------------

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the nine months ended September 30, 2004 and 2003. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three-months ending September 30, 2004 and September 30, 2003
         -------------------------------------------------------------

During the three-month period ending September 30, 2004 the Company had no revenues. The Company had no revenue during the same three-month period ending September 30, 2003.

The Company incurred expenses for professional fees in the amount of $26,473 during the three-month period ending September 30, 2004 compared to $18,894 during the three-month period ending September 30, 2003. This is a increase of $7,579.

The Company incurred royalty expenses in the amount of $1,665 during the three-month period ending September 30, 2004. The Company is required to pay a minimum yearly royalty of $20,000 ($27,000 CDN dollars) whether the Company is producing graphite or not. There was a royalty payment made in the amount of $10,000 during the three-month period ending September 30, 2003. This is a decrease of $8,335 in royalty expense during the three-month period ending September 30, 2004 compared to the three-month period ending September 30, 2003. During the quarter ending September 30, 2004 a Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the Mining Act, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company has allowed for a prepaid expense in the amount of $8,325 for the three-month period ending September 30, 2004 which the Company now recognizes as an asset because of the acceptance of the Mine Closure and Development Plan by the Ministry of Northern Development and Mines. This prepaid asset is further discussed in this report under the title of Liquidity and Capital Resources.

Depreciation and amortization expense for the three-month period ending September 30, 2004 totaled $32,164, compared to $18,230 for the three-month period ending September 30, 2003. This represents an increase of $13,934. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite property.

Other general and administrative expenses for the three-month period ending September 30, 2004 totaled $416,734 compared to $234,111 for the same three-month period ending September 30, 2003. This represents an increase in the three-month period ending September 30, 2004 of $182,623 over the same period ending September 30, 2003. This increase in expense is due to an increase in activity surrounding the operations of the Company during the three-month period ending September 30, 2004 compared to the same three-month period ending September 30, 2003.

The Company has begun and is continuing to market graphite that will be available from the Bissett Creek Graphite Property. Several Companies have expressed interest in the graphite and have requested production samples from the Company's Bissett Creek Graphite Property. The Company is currently commissioning the equipment at the Bissett Creek Graphite Property and expects to provide production quality samples in the next quarter. The Company is pleased with this response but cautions investors that there are no firm orders for the Company's graphite at this time. Investor's should be further cautioned that the Company might not be successful in its marketing efforts.

Management fees and salaries during the three-month period ending September 30, 2004 totaled $5,948 compared to $28,923 for the same three-month period ending September 30, 2003. This represents a decrease of $22,975. The Company paid $5,550 in wages to the Chief Financial Officer. No other officer is currently paid a salary or fees. Included in management fees and salaries is amount of $398 in benefits paid to Revenue Canada on behalf of the Chief Financial Officer. Benefits in the amount of $398 paid to Revenue Canada represent the Company's portion of Canada Pension Plan and Employment Insurance Premiums payable.

The Company has had a net loss of ($482,969) for the three-month period ending September 30, 2004 as compared to a net loss of ($300,158) for the three-month period ending September 30, 2003. This represents an increase of $182,811 in loss for the three-month period ending September 30, 2004 compared to the same three-month period ending September 30, 2003. This increase in loss is due to an increase in activity surrounding the operations of the Company during the three-month period ending September 30, 2004 compared to the same three-month period ending September 30, 2003. The net loss per share was nominal in the quarter in 2004 and in 2003.

          Nine-Months ending September 30, 2004 and September 30, 2003
          ------------------------------------------------------------

During the nine-month period ending September 30, 2004 the Company had no revenues. The Company had no revenue during the same nine-month period ending September 30, 2003.

The Company incurred expenses for professional fees in the amount of $76,921 during the nine-month period ending September 30, 2004 compared to $76,090 during the nine-month period ending September 30, 2003. This is an increase of $831.

The Company incurred royalty expenses in the amount of $11,665 during the nine-month period ending September 30, 2004. The Company is required to pay a minimum yearly royalty of $20,000 ($27,000 CDN dollars) whether the Company is producing graphite or not. There was a royalty payment made in the amount of $18,775 during the nine-month period ending September 30, 2003. This is a decrease of $7,110 in royalty expense during the nine-month period ending September 30, 2004 compared to the nine-month period ending September 30, 2003. During the quarter ending September 30, 2004 a Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the Mining Act, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company has allowed for a prepaid expense in the amount of $8,325 for the nine-month period ending September 30, 2004 which the Company now recognizes as an asset because of the acceptance of the Mine Closure and Development Plan by the Ministry of Northern Development and Mines. This prepaid asset is further discussed in this report under the title of Liquidity and Capital Resources.

Depreciation and amortization expense for the nine-month period ending September 30, 2004 totaled $81,425, compared to $47,133 for the nine-month period ending September 30, 2003. This represents an increase of $34,292. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite property.

Other general and administrative expenses for the nine-month period ending September 30, 2004 totaled $950,476 compared to $546,232 for the same nine-month period ending September 30, 2003. This represents an increase in expense during the nine-month period ending September 30, 2004 of $404,244 over the same period ending September 30, 2003. This increase in expense is due to an increase in activity surrounding the operations of the Company during the nine-month period ending September 30, 2004 compared to the same nine-month period ending September 30, 2003.

The Company has begun and is continuing to market graphite that will be available from the Bissett Creek Graphite Property. Several Companies have expressed interest in the graphite and some have requested production samples from the Company's Bissett Creek Graphite Property. The Company is currently commissioning the equipment at the Bissett Creek Graphite Property and expects to provide production quality samples in the next quarter. The Company is pleased with this response but cautions investors that there are no firm orders for the Company's graphite at this time. Investor's should be further cautioned that the Company might not be successful in its marketing efforts.

Management fees and salaries during the nine-month period ending September 30, 2004 totaled $66,568 compared to $32,923 for the same nine-month period ending September 30, 2003. The Company had paid $46,251 in wages to the President of the Company and $16,650 to the Chief Financial Officer for the period ending September 30, 2004. Included in management fees and salaries is amount of $3,667 in benefits paid to Revenue Canada on behalf of the President and Chief Financial Officer. Benefits in the amount of $3,667 paid to Revenue Canada represent the Company's portion of Canada Pension Plan and Employment Insurance Premiums payable.

The Company has had a net loss of ($1,186,969) for the nine-month period ending September 30, 2004 as compared to a net loss of ($721,153) for the nine-month period ending September 30, 2003. This represents an increase of $465,816 in loses for the nine-month period ending September 30, 2004 compared to the same nine-month period ending September 30, 2003. This increase in loss is due to an increase in activity surrounding the operations of the Company during the nine-month period ending September 30, 2004 compared to the same nine-month period ending September 30, 2003. The net loss per share was ($.01) in the nine month period in 2004 and 2003.

Liquidity and Capital Resources

The Company has cash on hand at September 30, 2004 of $94,573 and a receivable of $78,310 as a result of tax input credits owed to the Company by the Government of Canada.

The Company has prepaid expenses of $20,535. This represents the unused portion of an insurance policy that the Company carries for its building and equipment in the amount of $12,210. This policy expires September 6, 2005. The Company also has a prepaid expense in the amount of $8,325 representing prepaid royalties that are due between October 1, 2004 and March 10, 2005.

The Company has a total of $230,184 in deposits. The Company's landlord holds $1,521 which represents a deposit on rent and common costs associated with its premises located at Suite 2500 One Dundas Street West, Toronto, Ontario M5G 1Z3. Deposits in the amounts of $1,500 for future marketing expenses, $13,673 for future environmental studies that are to begin in September of 2004 and will continue through the balance of fiscal year end December 31, 2004 and $370 for mobile phone deposits. There is a deposit in the amount of $213,120, which is held by the Minister of Finance for the Province of Ontario. The deposit held by the Minister of Finance represents the financial assurances that were undertaken by the Company when the Company filed its Mine Development and Closure Plan.

The Minister of Finance for the Province of Ontario requires a $213,120 deposit for the Company's Mine Development and Closure Plan. The Minister of Finance currently holds $148,000 of this $213,120 and the balance of $65,120 is due and payable by the Company on or before May 31, 2005.

The Company had no revenue during nine-month period ending September 30, 2004 and expects to have little or no revenue during the quarter ending December 31, 2004. The Company has begun commissioning its Bissett Creek graphite plant during the quarter ended September 30, 2004. Management believes limited production will begin sometime during the quarter ending December 31, 2004. Investors should be cautioned that the commissioning of the graphite plant may extend beyond December 31, 2004 thus delaying planned production of graphite. Investors should be cautioned that the Company is currently seeking customers for its graphite.

The Company has begun and is continuing to market graphite that it intends to produce at the Bissett Creek Graphite Property. Several Companies have expressed interest in the graphite and some have requested production samples from the Company's Bissett Creek Graphite Property. The Company is pleased with this response but cautions investors that there are no firm orders for the Company's graphite at this time. The Company is currently commissioning the equipment at the Bissett Creek Graphite Property and expects to provide production quality samples in the next quarter. Investors should be further cautioned that the Company might not be successful in its marketing efforts.

The Company has current assets of $423,602, of which $230,184 are designated deposits against future events and are not available as operating capital. The Company has current liabilities of $5,023,663, of which $4,557,687 is loans payable currently. The Company projects operating costs of $241,000 (approximately) per month in the next quarter.

The Company has total accounts payable of $184,030. The Company has until May 31, 2004 to pay to the Minister of Finance for the Province of Ontario $65,120 which is the balance of the financial assurances due to the province of Ontario securing the Mine Development and Closure Plan. The Company has enough cash on hand and receivables due to the Company to pay the balance of the accounts payable in the amount of $118,910. The Company also owes $280,258 in accrued interest payable. The interest is not due until July 31, 2005.

The Company has secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $296 (Canadian $400 monthly) monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The Company has the cash on hand to pay these payments in an orderly fashion. These payments were originally $260 monthly however due to the weakness of the United States dollar in relation to the Canadian dollar a $36 USD per month increase has occurred during the fiscal year ending December 31, 2004. The current portion of these payments have been made for the fiscal year ending December 31, 2004 and the next payment of $296 is due on January 1, 2005.

During the three-month period ending September 30, 2004 the Company has been able to secure debt financing in the amount of $620,000 from a non-affiliated shareholder. Total loans payable now amount to $4,557,687 as of the period ending September 30, 2004. Interest has accrued on this debt in the amount of $280,258. The interest rate associated with this debt will be 7% yearly. This debt is due and payable together with principal and any accrued interest on July 31, 2005.

Industrial Minerals, Inc. is beginning mining operations and expects to spend approximately $114,000 monthly on mining operations. These costs are estimated as follows:

1        Salaries                              $34,000
2        Fuel and Power                         28,000
3        Repair & Maintenance                   16,000
4        On Going Environmental                 16,000
5        Supplies                               20,000
                                              --------
         Total  Monthly Mining Costs          $114,000


In addition to the above monthly cash requirements the Company estimates it will need additional monthly funds in the amount of $127,670 in order to operate. These funds are required on a monthly basis as follows:

1        Professional Fees                                    $    9,000
2        Royalty Fees                                              1,670
3        Management Fees and Salaries                             12,000
4        Other General & Administrative                          105,000
                                                              ----------
Total Monthly Non-Mining Costs                                $  127,670

The total funds required to operate on a monthly basis are $241,670.

Investors should be aware that the above are estimates only and could change as the project develops.

Regarding point number 4 above concerning general and administrative cash requirements, this figure does not include interest that is accruing at the rate of 7% per annum. Management estimates that additional interest in the amount of approximately $81,000 will accrue during the fourth quarter of the Company's fiscal year ending December 31, 2004. Since these funds are not due until July 31, 2005 management has not included them in the cash requirements for the balance of fiscal year ending December 31, 2004. Investors should be cautioned that the Company may not have the cash to pay the debt due in July of 2005. The Company is currently discussing this debt with the lender but cautions investors that the Company may not be able to negotiate an extension of the due date.

The Company's operational budget for the three-month period beginning October 1, 2004 in the amount of $725,010 or a monthly operational cost of $241,670 for each of the months of October 1, 2004 through December 31, 2004. To operate the Company in the quarter ending December 31, 2004 total funds in the amount of $725,010 are required. In addition to these funds the Company requires $118,910 to pay the accounts payable that are due during the quarter ending December 31, 2004. The Company requires $342,000 to operate the mine at Bissett Creek during the quarter ending December 31, 2004 and to pay non-mining costs in the amount of $383,010 for the three-month period beginning October 1, 2004 and ending December 31, 2004. Subsequent to September 30, 2004 the Company obtained financing in the amount of $175,000 from a non-affiliated shareholder. The financing in the amount of $175,000 accrues interest at the rate of 7% per annum and the principal in the amount of $175,000 along with accrued interest is due on July 31, 2005. Since the Company has cash of $94,573 and has a receivable of $78,310 on hand as of September 30, 2004 and subsequent to September 30, 2004 has received an additional $175,000, the Company requires additional financing in the amount of $496,037 to operate until December 31, 2004. While management believes the Company will be successful in obtaining satisfactory financing to operate, investors should be cautioned that the Company currently has no commitments of any type made by any person or entity to provide financing. Investors and potential investors should be aware that the Company will not be able to continue to operate throughout it's current fiscal year ending December 31, 2004 without sales of its graphite or additional financing.

With the working capital deficit of ($4,830,245) most of which is current loans, and the projected operations budget of $725,010 for the net quarter, the Company needs approximately $5,555,255 in additional capital or long-term loans, or a combination thereof. The Company is seeking sources for private placements of its common stock, and may seek long-term financing on its Bissett Creek project, to restructure the current liabilities. There are no commitments for any private placements, or any long-term financings as of the date of this report, except for the $175,000 in a short-term loan mentioned above. If the Company is unable to complete either a private placement or long-term refinancing of current debt, or a combination thereof, its restricted working capital position will be a significant impediment to its ability to continue in business with the result that the Company may not be able to carry out its business plan.

Investors and potential investors should be aware that Company does not have the necessary funds to operate throughout its fiscal year ending December 31, 2004. Even if the Company is successful in obtaining the necessary financing there is no guarantee that the Company will be successful in marketing graphite. The Company intends to continue to seek debt financing to ensure its ability to operate throughout 2004 from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time extending beyond December 31, 2004 unless the Company obtains additional financing or begins production and successfully obtains a contract for it's graphite. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

Once production begins investors should be further cautioned that there might not be a market for the Company's graphite. The Company is currently seeking customers for its graphite. Several Companies have expressed interest in the graphite and some have requested production samples from the Company's Bissett Creek Graphite Property. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the Company will be successful in obtaining a contract for its graphite.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             EXHIBIT NO.        DESCRIPTION

                31.1     Section 302 Certification - CEO
                31.2     Section 302 Certification - CFO
                32.1     Section 906 Certification - CEO
                32.2     Section 906 Certification - CFO

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during the fiscal quarter for the period ended September 30, 2004.

     Report on Form 8-K dated August 6, 2004, relating to receiving notice from the Ministry of Northern Development and Mines for the Province of Ontario regarding the Bissett Creek Graphite Project Certified Closure Plan.

     Report on Form 8-K dated August 25, 2004, relating to the events taken place at the Company's annual meeting.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2004         INDUSTRIAL MINERALS, INC.

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


By:/s/John Melnyk                                       Dated: November 10, 2004
   --------------------------------------------------
    John Melnyk, Acting CEO and President
    Chief Financial Officer and Secretary/Treasurer