Form 10-K
period 2004-12-31
INDUSTRIAL MINERALS INC
filed 2005-03-16
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


                            Industrial Minerals, Inc.
                           ---------------------------
                    (Name of business issuer in its charter)

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


         One Dundas Street West, Suite 2500, Toronto, ON, Canada M5G 1Z3
               -------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:       (416) 979-4621
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

         Yes      [X]      No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ X ] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $ 0

As of December 31, 2004, 85,424,936 shares of the Company's Common Stock, no par value per share, were held by non-affiliates, which, based upon market closing price on December 31, 2004, of $1.20 had a value of $102,509,923.20.

The number of shares of Common Stock of the Registrant outstanding as of December 31, 2004 were 111,587,966.

                       DOCUMENT INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Website Access to Company's Reports

Industrial Minerals, Inc.'s internet website address is www.industrialmineralsinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are not yet available free of charge through our website. It is the intention of management to publish these reports on the Company's web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Until the reports are available on the company's web site anyone can request the report from the Company at the above address and the Company will furnish the report free of charge.

                                TABLE OF CONTENTS

PART I                                                                     PAGE

   Item 1.  Description of Business                                         4
   Item 2.  Description of Property                                         7
   Item 3.  Legal Proceedings                                               8
   Item 4.  Submission of Matters to a Vote of Security Holders             8


PART II

   Item 5.  Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities              9
   Item 6.  Selected Financial Data                                        10
   Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                      11
   Item 7A Quantitative and Qualitative Disclosures About Market Risk      17
   Item 8.  Financial Statements and Supplementary Data                    17
   Item 9.  Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                 17
   Item 9A. Controls and Procedures                                        17
   Item 9B. Other Information                                              18

PART III

   Item 10.  Directors and Executive Officers of the Registrant            18
   Item 11. Executive Compensation                                         21
   Item 12. Security Ownership of Certain Beneficial Owners and Management 23
   Item 13. Certain Relationships and Related Transactions                 24
   Item 14.  Principal Accounting Fees and Services                        24

PART IV

   Item 15. Exhibits, Financial Statement Schedules                        25

SIGNATURES                                                                 26

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

         In 1996 the Company was listed on the OTCBB with the symbol WNCR. The prior management raised funds for a mining property in the Northwest Territories. The budget was spent and the Company remained inactive until March of 1999. In March of 1999, the Company raised $150,000 to invest in online gambling pursuant to Rule 504, Regulation D for US Investors and Pursuant to Regulation S for foreign investors. The Company has since divested itself of these acquisitions due to the questionable nature of the online gambling industry. In September of 1999, Wayne Miller became president of Winchester Mining, Corp. The Company commissioned Digicorp of Vancouver British Columbia, Canada to develop websites for the Company: Hollywoodmall.net and Pacificnorthwestmall.net. They have been under development since October of 1999. Radiant Communication of Vancouver was developing and managing these websites until work was terminated in late 2000.

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

         PB&J had developed magnetized package dispensing system for plastic bags and dryer sheets for location on kitchen refrigerators. The product was designed to offer enhanced convenience which management believed represented a marketable product.

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

         As of March 14, 2004, negotiations have ended regarding the Saskatchewan property. The parties to the memorandum of understanding signed July 24, 2003 have not been able to successfully negotiate the necessary contracts.

         As of March 15, 2004, the Ministry of Environment of the Province of Ontario has requested a storm water management plan from the Company. The Company has retained Knight Piesold to author this plan and it is anticipated that this plan will be submitted to the Ministry of Environment by May 15, 2005.

         In August 2004, the Company through its wholly owned subsidiary, Industrial Minerals Canada, Inc., received notice from the Ministry of Northern Development and Mines for the Province of Ontario that the Bissett Creek Graphite Project Certified Closure Plan as per Subsection 141. (3)(a) of the Mining Act for the Province of Ontario is now considered filed.

         Industrial Minerals, Inc. through its wholly owned subsidiary Industrial Minerals Canada, Inc. may now begin production of graphite on its Bissett Creek Graphite Property. During production the Company must comply with the Bissett Creek Graphite Closure Plan as filed.


         Certain Risks

         The Company's business is subject to numerous risk factors, including the following:

         The Company is in the process of developing its mineral property for graphite at its Bissett Creek property. The company has built it's processing building and installed equipment in preparation for attempted production of graphite.

         There has been minimal graphite production to date by the Company which has occurred during the commissioning of the process. The Company has no purchase orders for graphite to be produced by the Company. The Company hopes to be in production for graphite before the end of its current fiscal year, which is December 31, 2005, at its Bissett Creek mineral property. (Please see "management discussion and analysis" as contained in Item 7 hereof.)


ITEM 2 - DESCRIPTION OF PROPERTY

         After December 31, 2001 the Company has acquired and merged Industrial Minerals, Incorporation a Nevada corporation into itself. The Company owns mineral interests through its wholly owned subsidiary Industrial Minerals Canada, Inc. in a graphite mineral property in Canada as follows:

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

         The Company's mailing address is One Dundas Street West, Suite 2500, Toronto, ON M5G 1Z3.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders held in Toronto on August 25, 2004, the shareholders elected John Melnyk, Stephen W. Weathers and Thomas S. Bamford and Larry Van Tol directors of the Corporation.

         The shareholders also approved the appointment of Toski, Schaefer & Co., P.C. as auditors for the fiscal year ending December 31, 2004.

         The officers and directors of the Company were authorized to amend the Company's Articles of Incorporation to increase the number of Common Shares authorized from one hundred million (100,000,000) to two hundred million (200,000,000).

         Effective as of September 27, 2004, for all shareholders of record on September 27, 2004, the common stock of the Company was forward split on the basis of three shares for two shares issued and outstanding in the name of the shareholder, i.e. for each two shares owned, the shareholder will, upon surrender to the transfer agent of the old certificate, receive a new certificate which reflects the ratio of the forward split on two old shares for three new shares basis. Surrender of old certificates is required. Fractional shares will be rounded up to the next whole share. The officers and directors of the Company authorized the appropriate Articles of Amendment.

         There were 887,350 shares represented in person and 36,597,777 shares represented by proxy. Each of the directors elected received 100% of the votes of the shares present. There were no votes recorded against any of the directors elected at the meeting.

         The shareholders voted to appoint Toski, Schaefer & Co., P.C. as auditors, 37,478,127 for, 7,000 abstain and no votes against were recorded.

         The shareholders voted to authorize increase in capital to 200,000,000 shares from 100,000,000 there were 37,479,927 for, 200 against and 5,000 abstain.

         The shareholders voted to authorize a forward split on the basis of 3 shares for every 2 shares held there were 37,484,927 for and 200 against.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a) The Registrant's common stock is traded in the over-the-counter market under the symbol IDSM (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales. (NOTE:
Price adjusted for 3 for 2 forward split.)


         2003                               High                         Low
         ----                               ----                         ---
     1st quarter                            0.67                         0.55
     2nd quarter                            1.02                         0.42
     3rd quarter                            2.02                         0.93
     4th quarter                            2.22                         1.38


         2004                               High                         Low
         ----                               ----                         ---
     1st quarter                            2.14                         1.65
     2nd quarter                            1.83                         1.70
     3rd quarter                            2.03                         1.60
     4th quarter                            2.10                         1.02


         (b) As of December 31, 2004, there were 313 shareholders of record of the Registrant's common stock.

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


ITEM 6 - SELECTED FINANCIAL DATA

         That in order to provide for the conversion of certain long term debt to equity, the Board has determined that it is appropriate to issue 3,492,115 shares of Restricted Common Stock, for total debt to be converted of $5,238,172.40 USD, consisting of principal in the amount of $4,969,891.16 USD and interest accrued in the amount of $268,281.24 USD.

         That by issuing shares of Restricted Common Stock to the creditors in the amount of $5,238,172.40, the Board has determined that, in the exercise of their best business judgment, the Company is receiving full, fair and adequate consideration for the issuance of the shares.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CONSOLIDATED RESULTS

          Twelve month periods ending December 31, 2004, 2003 and 2002

         The Company had no revenue for 2004, 2003 and 2002.

         Total expenses for professional fees were $86,932, $91,858 and $86,275 for 2004, 2003 and 2002 respectively.

         Total royalty expenses were $16,660, $18,775 and $17,550 for 2004, 2003 and 2002 respectively. These expenses are the result of the Bissett Creek Graphite property. The Company is required to pay a minimum yearly royalty of $21,600 whether graphite is produced or not. These payments are due semi-annually on March 6 and September 6 of each year. The Company has recorded a prepaid expense in the amount of $3,330 representing the January and February 2005 portion of the royalty payment paid on September 6, 2004. There was no prepaid expense recorded for the years ending December 31, 2003 and 2002 respectively. The fluctuations reported by the Company regarding this expense are due to the recent strength of the Canadian dollar versus the United States dollar. The Company is required to pay the royalty due in Canadian dollars and that minimum royalty is $27,000 Canadian annually.

         Total depreciation expenses were $131,674, $68,717 and $56,193 for 2004, 2003 and 2002 respectively.

         Total management fees and salaries were $124,400, $56,127 and $ NIL for 2004, 2003 and 2002 respectively. During 2004 a former CEO was paid a salary of $50,002 and $48,127 for 2003. During 2004 the current CEO was paid a management fee of $10,000. The CFO was paid $24,000 in 2004 and a management fee in the amount of $8,000 in 2003. The Company hired employees to begin commissioning the plant located on the Bissett Creek Graphite Property in October of 2004 paying these employees a total of $40,398 during 2004.

         Other general and administrative expenses totaled $1,249,218, $897,804 and $360,227 for 2004, 2003 and 2002 respectively.

         The Company has had a net loss of $561,153, $1,133,197 and $520,242 for 2004, 2003 and 2002 respectively. During fiscal year ending December 31, 2004 the Company had a gain from the extinguishment of debt in the amount of $1,047,634. This gain along with interest income in the amount of $97 reduced the Company's net loss from operations by $1,047,731 from $1,608,884 to a net loss of $561,153. Investors should be cautioned that this is a one time gain and for discussions concerning operating results in this report management will discuss financial results from operations essentially ignoring this one time gain in the amount of $1,047,634.

                         Liquidity and Capital Resources

         The Company has cash on hand of $27,726 and a receivable as at December 31, 2004 of $105,925. The receivable of $105,925 is a result of tax input credits owed to the company by the Government of Canada.

         The Company has prepaid expenses of $15,540. This represents the unused portion of an insurance policy in the amount of $12,210 that the company carries for its building and equipment. This policy expires September 6, 2005. The Company also has $3,330 in a prepaid royalty expense.

         The Company has total deposits in the amount of $11,789 as of December 31, 2004 compared to $65,242 for the twelve-month period ending December 31, 2003. This represents a decrease of $53,453. The Company has on deposit with its landlord $1,521 which represents one-month rent and common costs associated with its premises located at 2500 One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3. The Company has entered into a lease, which expires on April 30, 2005 at which time the Company will continue to rent office space on a month- to-month basis. The Company also has a deposit on equipment in the amount of $10,000 and an advance against expenses to an employee in the amount of $268.

         The Company has a long-term deposit of $230,000 with the Ministry of Finance for the Province of Ontario. During the year ending December 31, 2004 a Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the Mining Act, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company's deposit in the amount of $230,000 is a financial guarantee to the Province of Ontario ensuring that there are enough funds on hand to effect a proper closure of the Bissett Creek Graphite property. A balance of $70,400 is still owed on this deposit and is reflected on the current balance sheet under accounts payable.

         The Company had no revenue during the twelve-month period ending December 31, 2004 and expects to have no revenue during the first quarter ending March 31, 2005. The Company anticipates some revenue during the second quarter of 2005 ending June 30 however as a start up company management has no historical data to reasonably project the amount of revenue. Investors and potential investors should be aware that the Company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the Company will be successful in obtaining a contract for its graphite.

         The Company has total current liabilities in the amount of $238,383 which is made up of accounts payable, $120,326, $11,787 due to related parties and $2,763 for the current portion of a mortgage payable. The Company also owes $90,796 and $12,711 in notes payable and accrued interest payable respectively. Investors and potential investors should be aware that the Company does not have the funds on hand to pay these current liabilities in an orderly fashion. The Company intends to continue to seek debt financing to complete this project from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

         During the fiscal year ending December 31, 2002 the company secured a first mortgage which has a balance outstanding of $15,395 as of December 31, 2004 included in this balance is the current principal payments required in fiscal 2005 of $2,763. A payment monthly payment of $320 is required including principal and interest for the next 32 months. The balance of $7,566 on August 29, 2007 is then due and payable. This mortgage carries an interest rate of 7% compounded semi-annually not in advance.

         The Company had current loans payable of $90,796 as of December 31, 2004. The Company was granted an extension regarding this debt to July 31, 2005 during the twelve-month period ending December 31, 2003. Investors should be cautioned that virtually 100% of this debt is due and payable on July 31, 2005. The Company has not begun any discussions to negotiate terms more favorable to the Company concerning this debt. Should the Company not be able to retire this debt on July 31, 2005 investors should be cautioned that the Company might not be able to continue to operate.

         During the twelve-month period ending December 31, 2004 the Company has been able to secure additional debt financing in the amount of $2,001,980 from a non-affiliated shareholder. On December 30, 2004 the Company issued 3,492,115 common shares in exchange for paying $4,969,891 and $268,281 in principal and accrued interest owed. After this transaction the company had loans payable in the amount of $90,796 and accrued interest in the amount of $12,711. Interest will continue to accrue at the rate of 7% per annum until July 31, 2005 when the total principal of $90,796 along with any accrued interest will become due and payable. The interest rate associated with this debt will be 7% yearly. Investors and potential investors should be aware that the Company does not have the funds on hand to pay these current liabilities in an orderly fashion.

         2004 highlights include:

1. Acceptance of Mine Closure Plan by Ministry of Northern Development and Mines for the province of Ontario.
2. Completion of construction of process building and installation of processing equipment.
3. Beginning of the commissioning phase of the equipment at the Bissett Creek Graphite Property.

         While the Company has completed the above work on its Bissett Creek Property the Company has established a budget as follows for fiscal year ending December 31, 2005:

         1. Installation of dryer                             $     60,000
         2. Commissioning of plant                                  80,000
         3. General & Administrative                               900,000
         4. Professional fees                                       87,000
         5. Management Fees & Salaries                             360,000
                                                              ------------
Total funds required                                          $  1,487,000

         Investors should be aware that the above are estimates only and could change as the project continues through the commissioning and start up phase leading to production. It should be noted that costs of mining for fiscal 2005 are included in general and administrative costs detailed in point 3 above.

         Through December 31, 2004, the company has been able to obtain debt financing and was able to convert debt to equity.

         As part of the financing discussed in the preceding paragraph the Company secured a first mortgage in the amount of $17,000 on a house and separate building during the fiscal year ending December 31, 2002. The balance of this mortgage was $15,395 at December 31, 2004. The payments on this mortgage are $320 monthly at an interest rate of 7% per annum, calculated semi-annually not in advance. This mortgage matures August 29, 2007.

         In addition to the Company's cash on hand of $27,726, receivable of $105,925 at December 31, 2004 and subsequent to December 31, 2004 securing $202,500 in new loans from a non-affiliated shareholder, the Company requires additional financing in the amount of $1,150,849 to operate throughout fiscal year ending December 31, 2005. Investors should note this additional financing required assumes no revenue in fiscal 2005, as the Company has no historical figures to accurately project revenue. Management believes the Company will begin selling graphite, creating revenue beginning in the second quarter of fiscal 2005. Any revenue received by the Company will reduce the financing required.

         Investors and potential investors should be aware that even though the Company has been able to raise funds to December 31, 2004, the Company may not be successful in obtaining satisfactory additional financing in the amount of $1,150,849. There are no financing commitments currently in place for the required funds in the amount of $1,150,849. The Company intends to continue to seek debt financing to complete this project from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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


Contractual Obligations and Other Long-Term Liabilities

         Industrial Minerals, Inc. has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on Industrial Minerals, Inc. and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on Industrial Minerals, Inc.'s balance sheet under GAAP. Based on this definition, the tables below include only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

         The following table provides  aggregated  information  about Industrial
Minerals,   Inc.'s  outstanding  contractual  obligations  and  other  long-term liabilities as of December 31, 2004.

                                                     2005       2006      2007
                                                     ----       ----      ----

         Mortgage Payable & Interest               $    3,840   $3,840   $12,689
         Office Lease (1)                          $    2,964        -         -
         Loan Payable & Interest                   $  107,744        -         -
         Contracts
                  Technical support                $   37,500        -         -
                  Environmental Assessments        $  120,000        -         -
                  Financial Assurance (2)          $   70,400        -         -
                  Equipment Purchase               $    9,600        -         -
                                                   ----------   ------   -------
         Total Contractual Commitments             $  352,048   $3,840   $12,689

(1) As of May 1 2005 the Company will retain the office on a month to month basis.
(2) Outstanding balance of financial assurance due on or before May 31, 2005.

CRITICAL ACCOUNTING ESTIMATES

         Accounting policies are integral to understanding this MD&A. The consolidated financial statements of Industrial Minerals, Inc. are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Industrial Minerals, Inc.'s accounting policies are described in Note 1 to the Consolidated Financial Statements. Critical accounting estimates are described in this section. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Corporation's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of these critical accounting estimates with the Audit Committee of Industrial Minerals, Inc.'s Board of Directors, and the Audit Committee has reviewed the Corporation's disclosures relating to these estimates.

Going Concern

         The critical assumption made by management of the Company is that the Company will continue to operate as a going concern. The following is contained in the notes to the financial statements and the company's auditors have expressed a concern that the Company may not be able to continue as a going concern.

         "The Company's financial statement has been presented on the basis that it is a going concern. The Company is in the exploration stage and has not earned any revenues from operations. The Company's current liabilities exceed current assets by $77,403 and the Company recorded a net loss amounting to $561,153 during the year ended December 31, 2004. The Company's ability to continue, as a going concern is dependent upon its ability to develop additional sources of capital to operate it's Bissett Creek Property and ultimately, achieve profitable operations. Management plans to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities to ensure the business becomes profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties."

         If the Company can not continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. Management estimates a recovery of approximately 5 cents on the dollar in the event of a wholesale liquidation. Should this type of liquidation occurred in 2004 an increase in loss of $1,946,868 would have occurred with a corresponding decrease in stockholders equity from $1,918,427 to a deficit position of $28,441.

Impairment of Long-Lived Assets

         Industrial Minerals, Inc. periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of when events and circumstances warrant such a review. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have any market risk sensitive instruments. Since operations in Canada are in Canadian dollar denominated accounts, we do believe that we have foreign currency risk in that as the Canadian dollar increases in value against the United States dollar our operating costs increase when reported in United States dollars.

         Our product is quoted for sale in United States dollars.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A - CONTROLS AND PROCEDURES

         The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. However, the Company is a start-up Company and during the 4th quarter of fiscal year ending December 31, 2004 the Company has begun hiring employees to operate the Bissett Creek Graphite Mine. As a result of the expansion management has put in writing a procedures manual so that all employees that have the authority to make purchases on behalf of the Company have a procedure so that the integrity of financial reporting can be maintained.

         The Company intends to file an amendment to this report on or before April 30, 2005 containing the report of the Company's independent auditors as to the effectiveness of the Company's internal controls and procedures as required by Section 404 of the Sarbanes-Oxley Act of 2002.

ITEM 9B - OTHER INFORMATION

         Not applicable.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The current Executive officers of Registrant at December 31, 2004 are:

         NAME                       POSITION HELD             TENURE
         ----                       -------------             ------

         Larry Van Tol              President and CEO         Annual
         John Melnyk                CFO, Secretary/Treasurer  Annual


The persons who are directors of the Registrant at December 31, 2004 are:

         NAME                               AGE
         ----                               ---
         Larry Van Tol                      61
         John Melnyk                        55
         Stephen W. Weathers                44
         Thomas S. Bamford                  55

Business Experience

         The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

         LARRY VAN TOL, age 61, graduated with a Bachelor of Science degree in Business Administration and Economics from the University of Minnesota in 1967. From 1976 to present Mr. Van Tol has been the owner operator of Hilltop Florist and Greenhouse in Mankato, Minnesota. Mr. Van Tol has been a director of Security State Bank in Mankato. He has held this directorship since 1999. Mr. Van Tol is a member of the audit, company policy, compensation, investment and loan approval committees of Security State Bank. Security State bank is privately held and the 3rd largest of Mankato's 28 Banks. Security State bank has one location and $100 million in assets. Mr. Van Tol is also a director of Bancommunity Service Corp. Bancommunity is the privately held holding company of First National Bank of St. Peter, MN and Security State Bank of Mankato. Mr. Van Tol has held this position since 1999. Mr. Van Tol was elected a Director of Industrial Minerals, Inc. on October 24, 2003 and appointed President and CEO on November 12, 2004.

         JOHN MELNYK, age 55, studied Business Administration and Commerce at the University of Alberta from 1970 to 1974. From 1974 to 1978 he managed a sales territory for McQueen Sales Company, Ltd., a distributor of photographic products. From 1978 to 1982 he was a self-employed sales agent in the photographic industry. In 1982 he purchased an interest in a photo finishing lab which he sold in 1994. From 1994 to present he has been a self-employed business consultant. Mr. Melnyk also served as the President and a director of Murphy's Investment Corp. a privately held Corporation which invests in various ventures. He resigned his position in March 2002. Mr. Melnyk works full time for the Company.

         STEPHEN W. WEATHERS, age 44, earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works in the environmental remediation division for a Duke Energy Field Services which is a natural gas processing company (1999-2002). Mr. Weathers also serves as a director of Sun River Mining, Inc. which is seeking a business acquisition.

         THOMAS S. BAMFORD, age 55, obtained a Bachelor of Science in Geological Engineering from the University of Saskatchewan in 1971, Master of Science (Geology/Geophysics) from the University of Saskatchewan in 1973, and a Masters of Business Administration from the University of Saskatchewan in 1978.

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

         He held the following positions at Wascana Energy, Inc. (formerly askoil), Reserves and Evaluations Engineer (04/1975-09/1977), Educational Leave (09/1977_04/1978), Reservoir Engineer (04/1978-12/1979), Director Planning and Special Projects (01/1980-04/1983), Acting Vice-President, Finance (11/1981-04/1982), Manager, Exploration Geology (04/1983-11/1985), Manager,
Business Development (11/1985-06/1987), Manager, Corporate Planning (06/1987-08/1989), Manager, Research (05/1992-04/1994), Manager, Special
Projects (05/1992-04/1994) and Manager, Budgets and Reserves, (05/1994-12/1995).

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

         None.

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

                         ITEM 11- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Cash Compensation.

         Compensation paid for all services provided up to December 31, 2004 (1) to each of our executive officers and (2) to all officers as a group.

------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Name and Principal       Year      Salary     Bonus    Consulting     Number of   Securities       Long Term Compensation/
Position                                               Fees/Other     Shares      Underlying       Option
                                                       Fees ($)                   Options/
                                                                                  SARS (#)
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Robert A. Stoutley       2002              0        0              0           0                0                         0
(Terminated as
President 2004)
                         2003        $48,127        0              0           0                0                         0
                         2004        $50,002        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Larry Van Tol,           2002              0        0              0           0                0                         0
President & CEO
                         2003              0        0              0           0                0                         0
                         2004              0        0        $10,000           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
John Melnyk, CFO         2002              0        0              0           0                0                         0
Secretary/Treasurer
                         2003              0        0         $8,000           0                0                         0
                         2004        $24,000        0              0           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------
Officers as a Group      2002              0        0              0           0                0                         0
                         2003        $48,127        0         $8,000           0                0                         0
                         2004        $74,002        0        $10,000           0                0                         0
------------------------ --------- ---------- -------- -------------- ----------- ---------------- -------------------------



                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (to December 31, 2004)

----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Name                    Year         Annual         Meeting       Consulting      Number of Option     Securities Underlying
                                     Retainer       Fees ($)      Fees/Other      Shares Exercised     Options/SARS (#)
                                     Fees ($)                     Fees ($)
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Larry Van Tol,          2002                     0             0               0                    0                           0
Director
                        2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
John Melnyk, Director   2002                     0             0               0                    0                           0
                        2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Stephen W. Weathers,    2002                     0             0               0                    0                           0
Director
                        2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Thomas S. Bamford,      2002                     0             0               0                    0                           0
Director
                        2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Robert A. Stoutley      2002                     0             0               0                    0                           0
(Former Director)
                        2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Richard H. Woodhead     2002                     0             0               0                    0                           0
(Former Director)
                        2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------
Directors as a Group    2002                     0             0               0                    0                           0
                        2003                     0             0               0                    0                           0
                        2004                     0             0               0                    0                           0
----------------------- ------------ -------------- ------------- --------------- -------------------- ---------------------------


         The following committees have been formed as of March 18, 2004 and membership as of December 31, 2004 is as follows:

         1) Nominating Committee - Members are Larry Van Tol, Stephen W. Weathers and Thomas S. Bamford. Thomas S. Bamford and Stephen W. Weathers are independent Directors as defined by the Sarbanes-Oxley Act of 2002. Larry Van Tol ceased to be an independent director as of his appointment to the position of CEO on November 12, 2004.

         2) Audit Committee - Members are Larry Van Tol and Thomas S. Bamford. Thomas S. Bamford is an independent Director as defined by the Sarbanes-Oxley Act of 2002. Larry Van Tol ceased to be an independent director as of his appointment to the position of CEO on November 12, 2004.

         3) Compensation  Committee - Members are Stephen W. Weathers and Thomas
S. Bamford. All Committee Members are independent Directors as defined by the Sarbanes-Oxley Act of 2002. As the compensation committee was discussing compensation surrounding the appointment of Mr. Van Tol to the position of CEO, Mr. Van Tol resigned from this committee on October 20, 2004.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following  table shows the share  ownership of officers,  directors and 5% or greater shareholders as of December 31, 2004.
---------------------------------------------------------- ----------------------------- -----------------------------
        Name and Address of Beneficial Ownership               Amount and Nature of            Percent of Class
                                                               Beneficial Ownership
---------------------------------------------------------- ----------------------------- -----------------------------
Larry Van Tol, President, CEO & Director                                        647,250                 Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------
John Melnyk, CFO Secretary/Treasurer                                      5,701,200 (1)                          5.1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------
Stephen W. Weathers, Director                                                    26,575                 Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------
Thomas S. Bamford, Director                                                 450,000 (2)                 Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------
Richard H. Woodhead, (resigned Director)                                              0                 Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------
Robert A. Stoutley,                                                                   0                            0%
(Former President and CEO)
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------
Krystar International                                                        19,494,000                          17.5
P.O. Box N-8198
East Bay Street
Management International Building
Nassau, Bahamas BWI
========================================================== ============================= =============================
Directors as a Group                                                          6,825,025                          5.2%
========================================================== ============================= =============================

(1)      Includes  Murphy's   Investment  Corp.  and  Olympic  View  Investments
         (beneficially John Melnyk's wife)
(2)      Includes 150,000 shares through the Bamford Family Trust

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         General. Toski, Schaefer, & Co., P.C. ("TSC") is the Company's principal auditing firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining TSC's independence.

         Audit Fees. The following table sets out fees billed to the Company by TSC.

                                            2004            2003           2002

Audit Fees                                $12,000          $9,000         $4,000

Audit Related Fees                         $5,000          $4,800         $4,800


         The Company had no audit committee for 2002 and 2003 thus the Board of Directors acted as the audit committee for the years 2002 and 2003. The Board had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         The audit committee for the year 2004 recommended TSC for the audit year 2004 and the shareholders at an annual meeting held in Toronto, Ontario, Canada appointed TSC the company's auditors for the 2004 audit year.

         The auditors' full time employees performed all audit work.


                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      (1)      See attached Financial Statements.
         (2)      Not applicable.
         (3)      See (b) below.

 (b)     Exhibits filed with this annual report.

Exhibit No.               Description
 -----------               -----------
3.1                        Bylaws (1)
14.1                       Code of Ethics (2)
31.1                       Section 302 Certification (CEO)
31.2                       Section 302 Certification (CFO)
32.1                       Section 906 Certification (CEO)
32.2                       Section 906 Certification (CFO)

         (1)Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated March 16, 2004.

         (2)Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated January 6, 2004.

         (c) Not applicable.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Industrial Minerals, Inc.

         Date: March 16, 2005                      By:/s/Larry Van Tol
                                                   -----------------------------
                                                   Larry Van Tol, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: March 16, 2005              By:/s/Larry Van Tol
                                           -----------------------------
                                           Larry Van Tol, President and CEO

         Date: March 16, 2005              By:/s/John Melnyk
                                           -----------------------------
                                           John Melnyk, Secretary/Treasurer, CFO

                                   DIRECTORS:

         Date: March 16, 2005              By:/s/Larry Van Tol
                                           -----------------------------
                                           Larry Van Tol

         Date: March 16, 2005              By:/s/John Melnyk
                                           -----------------------------
                                           John Melnyk

         Date: March 16, 2005              By:/s/Stephen W. Weathers
                                           -----------------------------
                                           Stephen W. Weathers

         Date: March 16, 2005              By:/s/Thomas S. Bamford
                                           -----------------------------
                                           Thomas S. Bamford

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                     FINANCIAL STATEMENTS TABLE OF CONTENTS
                                December 31, 2004







                                                                          PAGE
                                                                          ----

Report of Independent Registered Public Accounting Firm...............     F-1

Consolidated Balance Sheets...........................................     F-2

Consolidated Statements of Operations.................................     F-3

Consolidated Statements of Cash Flows.................................     F-4

Consolidated Statement of Stockholders' Equity........................     F-6

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

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Industrial Minerals, Inc. and Subsidiary
(An Exploration Stage Company):

         We have audited the accompanying consolidated balance sheets of Industrial Minerals, Inc. and Subsidiary (formerly PNW Capital, Inc.) (An Exploration Stage Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of PNW Capital, Inc. as of December 31, 2001, including the amounts presented for the period from inception (November 6, 1996) to December 31, 2001, were audited by other auditors whose report dated February 13, 2002 on those statements included an explanatory paragraph that described the Company's ability to continue as a going concern as discussed in note 8 to the financial statements.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Minerals, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

                                        /s/Toski, Schaefer & Co., P.C.
Williamsville, New York
March 4, 2005
(except for note 12, as to which
   date is March 15, 2005)

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                     December 31, 2004 and December 31, 2003

                                                                                       December 31     December 31
                                                                                           2004            2003
                                                                                        (Audited)       (Audited)
                                                                                    -------------      ------------
Assets:

Current assets:
     Cash                                                                           $      27,726      $    585,934
     Receivables                                                                          105,925            40,267
     Prepaid expenses                                                                      15,540            10,462
     Deposits                                                                              11,789            65,242
                                                                                    -------------      ------------

                           Total current assets                                           160,980           701,905

Long-term deposits                                                                        230,000                 -
Building and equipment, at cost, less accumulated
     depreciation of $256,167 in 2004 and $124,493 in 2003                              1,778,462           911,652
                                                                                    -------------      ------------

                           Total assets                                             $   2,169,442      $  1,613,557
                                                                                    =============      ============

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                               $     120,326      $    165,753
     Accrued interest payable                                                              12,711                 -
     Loans payable                                                                         90,796                 -
     Due to related parties                                                                11,787                 -
     Current installments of mortgages payables                                             2,763             2,144
                                                                                    -------------      ------------
                        Total current liabilities                                         238,383           167,897

     Accrued interest payable                                                                   -            83,579
     Loans payable                                                                              -         3,058,707
     Mortgage payable, excluding current installments                                      12,632            14,332
                                                                                    -------------      ------------

                           Total liabilities                                        $     251,015      $  3,324,515
                                                                                    =============      ============

Stockholders' equity:
     Common  Stock,  par  value  $.0001;   200,000,000   shares  authorized;
     111,587,966 shares issued and outstanding for 2004 and
     72,063,896 shares issued and outstanding for 2003                                      3,949             3,600
     Additional paid-in capital                                                         4,204,331            14,142
     Deficit accumulated during exploration stage                                      (2,289,853)       (1,728,700)
                                                                                    -------------      ------------

                           Total stockholders' equity (deficit)                         1,918,427        (1,710,958)
                                                                                    -------------      ------------

                           Total liabilities and stockholders' equity               $   2,169,442      $  1,613,557
                                                                                    =============      ============


          See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                 Consolidated Statements of Operations (Audited)
              Twelve months ended December 31, 2004, 2003 and 2002
        and for the period from November 6, 1996 (Date of Inception) to
                               December 31, 2004

                                                                                                                       Nov. 6, 1996
                                                                                                                      (inception) to
                                                                   2004                    2003             2002       Dec. 31, 2004
                                                             --------------           -------------      -----------   -------------


Revenue                                                      $           -            $          -       $        -     $    15,537
                                                             --------------           -------------      -----------     -----------

Expenses:
                  Cost of revenues                                       -                       -                -          76,201
                  Professional fees                                 86,932                  91,858           86,275       1,198,594
                  Royalty fees                                      16,660                  18,775           17,550          52,985
                  Depreciation and amortization                    131,674                  68,717           56,193         264,876
                  Impairment of long-lived assets                        -                       -                -         582,176
                  Management fees and salaries                     124,400                  56,127                -         180,527
                  Other general and administrative               1,249,218                 897,804          360,227       2,698,149
                                                             --------------           -------------      -----------     -----------
                      Total expenses                             1,608,884               1,133,281          520,245       5,053,508
                                                             --------------           -------------      -----------     -----------
                      Loss from operations                      (1,608,884)             (1,133,281)        (520,245)     (5,037,971)
                                                             --------------           -------------      -----------     -----------

Other income:

                  Interest income                                       97                      84                3           2,908
                  Gain from extinguishment of debt               1,047,634                       -                -       1,047,634
                  Other income                                           -                       -                -             594
                                                             --------------           -------------      -----------     -----------
                      Total other income                         1,047,731                      84                3       1,051,136
                                                             --------------           -------------      -----------     -----------
                      Net loss                               $    (561,153)           $ (1,133,197)      $ (520,242)    $(3,986,835)
                                                             ==============           =============      ===========     ===========
                  Net loss per common share issued           $       (0.01)           $      (0.02)      $    (0.02)
                                                             --------------           -------------      -----------     -----------

Weighted average common shares outstanding                      81,649,078              55,549,253       31,810,566
                                                             ==============           =============      ===========



          See accompanying notes to consolidated financial statements.

                           INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Audited)

              Twelve months ended December 31, 2004, 2003 and 2002
          and for the period from November 6, 1996 (Date of Inception)
                              to December 31, 2004

                                                                                         Twelve Months Ended            Nov. 6, 1996
                                                                                             December 31,                (inception)
                                                                           ---------------------------------------------  to Dec.31,
                                                                                2004              2003            2002       2004
                                                                           -------------     ------------     ----------  ----------
Cash flows from operating activities:
              Net loss                                                     $  (561,153)      $(1,133,197)     $(520,242)$(3,986,835)
              Adjustments to reconcile net loss to cash
              used in operating activities:
                          Depreciation and amortization                        131,674            68,717         56,193     256,584
                          Provision for bad debts                                    -                 -              -      49,676
                          Stock issued for services                                  -                 -              -     414,606
                          Impairment of long-lived assets                            -                 -              -     297,882
                          Gain on extinguishment of debt                    (1,047,634)                -              -  (1,047,634)
                          Changes in:
                                      Receivables                              (65,658)          (20,673)       (19,594)   (110,094)
                                      Inventory                                      -                 -              -      (5,527)
                                      Prepaid expenses                          (5,079)           (4,062)        (6,400)    (16,080)
                                      Deposits                                  53,453           (64,446)          (796)    (11,789)
                                      Accounts payable and accrued expenses   (115,827)          161,908        (38,243)    (38,102)
                                      Due to related parties                    11,787          (180,000)       (20,000)    406,787
                                                                           -------------     ------------     ----------  ----------

Net cash used in operating activities                                       (1,598,437)       (1,171,753)      (549,082) (3,790,526)
                                                                           -------------     ------------     ----------  ----------

Cash flows from investing activities:
              Purchase of building and equipment                              (998,484)         (614,355)      (217,207) (1,834,206)
              Investment in Multiplex                                                -                 -              -     (75,000)
              Acquisition of goodwill                                                -                 -              -    (149,057)
              Loan to related party                                                  -                 -              -     (50,000)
              Loan repayments                                                        -                 -              -       4,493
              Long-term deposits                                              (159,600)                -              -    (159,600)
                                                                           -------------     ------------     ----------  ----------

Net cash used in investing activities                                       (1,158,084)         (614,355)      (217,207) (2,263,370)
                                                                           -------------     ------------     ----------  ----------

Cash flows from financing activities:
              Net proceeds from sale of common stock                                 -                 -              -     744,859
              Net proceeds from loans payable                                2,001,980         2,283,335        754,920   5,040,235
              Proceeds from mortgage                                                 -                 -         17,000      17,000
              Principal payments on mortgage                                    (1,081)             (409)          (115)     (1,605)
              Accrued interest payable                                         197,414            83,579              -     280,993
              Cash acquired in acquisition of Peanut
                          Butter & Jelly, Inc.                                       -                 -              -         140
                                                                           -------------     ------------     ----------  ----------

Net cash provided by financing activities                                    2,198,313         2,366,505        771,805   6,081,622
                                                                           -------------     ------------     ----------  ----------
                                                                                                                         (continued)

          See accompanying notes to consolidated financial statements.

                           INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Audited)

              Twelve months ended December 31, 2004, 2003 and 2002 and for the period from November 6, 1996 (Date of Inception)
                              to December 31, 2004 (continued)

                                                                                         Twelve Months Ended            Nov. 6, 1996
                                                                                             December 31,                (inception)
                                                                           ---------------------------------------------  to Dec.31,
                                                                                2004              2003            2002       2004
                                                                           -------------     ------------     ----------  ----------

Net increase (decrease) in cash                                            $  (558,208)      $   580,397      $   5,516   $  27,726

Cash, beginning of period                                                      585,934             5,537             21           -
                                                                           -------------     ------------     ----------  ----------

Cash, end of period                                                        $    27,726       $   585,934      $   5,537   $  27,726
                                                                           =============     ============     ==========  ==========

Supplemental cash flow disclosures:
              Cash paid for interest                                       $         -       $         -      $       -   $     113
                                                                           =============     ============     ==========  ==========

              Cash paid for income taxes                                   $         -       $         -      $       -   $       -
                                                                           =============     ============     ==========  ==========

              Non-cash investing and financing activities:
                          Shares issued for debt                             4,969,891                 -              -   5,564,891
                                                                           =============     ============     ==========  ==========
                          Shares issued for services                                 -                 -              -     414,606
                                                                           =============     ============     ==========  ==========
                          Shares issued for investment                               -                 -              -          30
                                                                           =============     ============     ==========  ==========
                          Shares issued for accrued interest                   268,281                 -              -     268,281
                                                                           =============     ============     ==========  ==========
                          Long term deposits financed by accounts
                           Payable                                              70,400                 -              -      70,400
                                                                           =============     ============     ==========  ==========


              Property costs financed by issuance
                          of common stock                                  $         -       $         -      $       -   $  30,000
                                                                           =============     ============     ==========  ==========

              Equipment financed by:
                          Accounts payable                                           -                 -              -     200,000
                          Issuance of common stock                                   -                 -              -       5,000
                                                                           -------------     ------------     ----------  ----------
                                                                           $         -       $         -      $       -   $ 205,000
                                                                           =============     ============     ==========  ==========


          See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

            Consolidated Statement of Stockholders' Equity (Audited)
                                December 31, 2004

                                                                                           Deficit
                                                                                         Accumulated
                                                   Common Stock         Additional       During the
                                          ---------------------------     Paid-In        Exploration
                                         # of Shares        Amount        Capital          Stage            Totals
                                        -------------   -----------    ------------      ------------     ----------
Inception - November 6, 1996                        -   $         -               -                 -             -
Balance at December 31, 1998                  252,500            25         505,143          (750,830)     (245,662)
Issuance of stock for cash                     30,000             3         146,618                 -       146,621
Issuance of stock for services                 55,000             6         274,994                 -       275,000
Net loss                                            -             -               -          (259,404)     (259,404)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 1999                  337,500            34         926,755        (1,010,234)      (83,445)

Issuance of stock for cash                     84,900             8         413,062                 -       413,070
Issuance of stock for services                 70,000             7         349,993                 -       350,000
Issuance of stock for Multiplex
     stock                                      3,000             1              29                 -            30
Issuance of stock for acquisition             475,463            47           4,699                 -         4,746
Net loss                                            -             -               -          (694,758)     (694,758)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2000                  970,863            97       1,694,538        (1,704,992)      (10,357)

Issuance of stock for
     compensation                              30,000             3          59,997                 -        60,000
Net loss                                            -             -               -           (67,251)      (67,251)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2001                1,000,863           100       1,754,535        (1,772,243)      (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000         3,500      (1,740,393)        1,696,982       (39,911)
Minimum 50 shares
     post-split allocation                     30,758             -               -                 -             -
Net loss                                            -             -               -          (520,242)     (520,242)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2002               36,031,621         3,600          14,142          (595,503)     (577,761)

Minimum 50 shares
     post-split allocation                        327             -               -                 -             -
2-for-1 split                              36,031,948             -               -                 -             -

Net loss                                            -             -               -        (1,133,197)   (1,133,197)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2003               72,063,896         3,600          14,142        (1,728,700)   (1,710,958)

3-for-2 split                              36,031,948             -               -                 -             -

Allocation on round-up
              of shares                             7             -               -                 -             -
Issuance of stock in settlement of debt     3,492,115           349       4,190,189                 -     4,190,538
Net loss                                            -             -               -          (561,153)     (561,153)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2004              111,587,966   $     3,949       4,204,331        (2,289,853)    1,918,427
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

(b)      Nature of Operations
The Company is in the graphite mining industry, and has mineral rights on the Company's Bissett Creek Graphite property in Ontario, Canada. Commissioning of the plant began in September 2004 and it is expected that production will begin in fiscal 2005.

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

                           INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements


The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2004, no impairment in value has been recognized.

(h)      Net Loss Per Share
Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the year.

(i)      Other Comprehensive Income
The Company has no material components of comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

(j)      Fair Value of Financial Instruments
The fair value of the Company's financial instruments approximated their carrying values at December 31, 2004 and 2003.

(k)      Segment Information
The Company's operating segments all involve the development of mineral rights on the Company's Bissett Creek Graphite property for future production and sale of large crystalline flake graphite.

(l)      Income Taxes
The Company is liable for income taxes on future taxable income generated. As of December 31, 2004, the Company has net loss carry forwards of $3,986,835, which will be used as an offset to future taxable income. Due to the Exploration Stage nature of the Company, a deferred tax asset has not been recorded at December 31, 2004.

(m)      Principles of Consolidation
The consolidated financial statements include all accounts of Industrial Minerals, Inc. and its wholly owned subsidiary, Industrial Minerals Canada, Inc. All material inter-company transactions have been eliminated.

(n) Recent Pronouncements
In April 2004, the EITF released Issue No. 03-06, Participating Securities and the Two Class Method under SFAS No. 128, Earnings per Share, which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF Issue No. 03-06 did not have an impact on the Company's financial position, results of operations or cash flows.

                           INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.


NOTE 2 -  BUILDING AND EQUIPMENT

Building and equipment are recorded at cost. A summary of building and equipment at December 31, 2004 are as follows:

Building and improvements                  $    551,521
Equipment                                     1,483,108
                                           -------------
Total building and equipment                  2,034,629
Less accumulated depreciation                   256,167
                                           -------------
Net building and equipment                 $  1,778,462
                                           =============

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE 3- LOANS PAYABLE

Loans payable at December 31,
2004 and 2003 consists of the following:
Non-affiliated shareholder, unsecured, interest at 7%.              2004                    2003
                                                                    ----                    ----
No monthly installments are required.
Principal and accrued interest due July 2005.                    $      -               $2,967,911
The entire amount, including accrued interest, was
Repaid through the issuance of common shares on
December 30, 2004 (Note 11)

Non-affiliated shareholder,  unsecured,  interest at 7%.
No monthly installments are required.
Principal and accrued interest due July 2005.                    $ 90,796               $   90,796
                                                                 --------               ----------
Total loans payable                                              $ 90,796               $3,058,707

Less current portion                                             $(90,796)              $        -
                                                                 --------               ----------
Loans payable non-current                                        $      -               $3,058,707
                                                                 ========               ==========

NOTE-4 MORTGAGE PAYABLE

Mortgage payable, seller, monthly payments of $320 with
interest at 7% beginning September  2002  through  August 2007 and a balloon  payment  for the  remaining balance due at August 2007.
Secured by real property located in Bissett Creek, Ontario, Canada.    $ 15,395

                    Less current installments                             2,763
                                                                       ---------
                    Mortgage payable, less current installments        $ 12,632
                                                                       =========

The aggregate maturity of the mortgage payable for the three years following December 31, 2005 is as follows:

2005    $ 2,763
2006      2,955
2007      9,677
         ------
        $15,395
         ======

NOTE-5 RELATED PARTY TRANSACTION

The Company was liable to two officers of the Company, for business related expenses. The balance of this accounts payable amounted to $11,787 at December 31, 2004.

NOTE-6 COMMITMENTS

(a) Office Space

The Company is obligated under the terms of a lease for its Toronto office space for monthly rent of $741 until April 30, 2005. After April 30, 2005, the Company will occupy the premises on a month-to-month basis.

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

(c) Marketing

The Company is committed to pay to $7,500 monthly for marketing services. This commitment ends on May 31, 2005.

(d) Mine Development and Closure

A Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the Mining Act, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. A financial assurance in the amount of $230,000 has been accounted for as a long term deposit. The Company has paid $159,600 to the Minister of Finance for the Province of Ontario leaving a balance of $70,400 which is due and payable on or before May 31, 2005. This financial assurance represents the amount that would be required to restore the Company's Bissett Creek Graphite Property to it's original environmental state. The money pledged for this financial assurance will be returned to the Company once the Ministry of Northern Development and Mines is satisfied that the obligations contained in the Mine Development and Closure Plan have been performed by the Company. Should the Company not perform it's obligations contained in the Mine Development and Closure Plan the Ministry of Northern Development and Mines will restore the Company's Bissett Creek Graphite property site to it's original environmental state using the $230,000 financial assurance.

NOTE-7 CAPITAL STOCK

The Company issued 36,031,948 shares of common stock as the result of a 3 for 2 forward stock split. The forward stock split was effective on September 27, 2004. Shares and per share amounts were restated to reflect this forward stock split. The Company issued an additional 7 shares so that no shareholder would have a fraction of a share as a result of this 3 for 2 forward split.

The Company issued 3,492,115 shares of common stock to a non-affiliated shareholder to convert $5,238,172 of debt to equity (Note 3 and 11).

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE 8- GOING CONCERN

The Company's financial statement has been presented on the basis that it is a going concern. The Company is in the exploration stage and has not earned any revenues from operations. The Company's current liabilities exceed current assets by $77,403 and the Company recorded a net loss amounting to $561,153 during the year ended December 31, 2004. The Company's ability to continue, as a going concern is dependent upon its ability to develop additional sources of capital to operate it's Bissett Creek Property and ultimately, achieve profitable operations. Management plans to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities to ensure the business becomes profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9- TRANSLATION OF FOREIGN CURRENCIES

The assets and liabilities of subsidiaries located outside of the United States are translated in U.S. dollars at the rates of exchange at the balance sheet dates. Foreign currency transaction gains or losses are reflected in the results of operations.

NOTE 10-INCOME TAXES

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

The net deferred income tax asset consisted of the following components at December 31, 2004 and 2003:

                                                          2004             2003
                                                          ----             ----
         Deferred tax asset:
           Net operating loss carryforwards         $3,986,835        3,425,682

            Valuation allowance                     (3,986,835)      (3,425,682)
                                                    -----------       ----------

           Net deferred income tax asset            $        -                -
                                                    ===========       ==========

At December 31, 2004, the Company had net operating loss carryforwards of approximately $3,986,835 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2018.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements


NOTE-11 EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF DEBT

The Company converted $5,238,172 of debt consisting of $4,969,891 and $268,281 of principal and interest respectively into 3,492,115 restricted common shares of the Company. This was converted at $1.50 per share and the Company's common shares closed on December 30, 2004 at $1.20. The difference of $.30 per share at the date of this transaction resulted in a gain of $1,047,634.

NOTE-12 SUBSEQUENT EVENT

During the first quarter of the Company's fiscal year ending December 31, 2005, additional financing in the amount of $202,500 at annual interest rate of 10% has been obtained. The principal along with accrued interest is due and payable on December 31, 2005. A non-affiliated shareholder has advanced these funds.