Form 10-K/A
period 2004-12-31
INDUSTRIAL MINERALS INC
filed 2005-04-29
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K/A


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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A - CONTROLS AND PROCEDURES

    Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of a material weakness discussed below.

     Internal Control Over Financial Reporting

         A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

          The   Securities   and  Exchange   Commission   rule  making  for  the
Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal control and procedures manual in place and management believes the controls and procedures are effective the manual is not based upon a recognized internal control framework, because we have not found one that fits the limited scope of operations of our small Company.

          During the first half of the Company's fiscal year ending December 31, 2005 management will be revising the Company's internal and controls procedure document basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and we believe, will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

          To address these material weaknesses management is committed to re-writing it's internal controls and procedures manual based upon the Treadway Commission report as is appropriate to our operations during the first half of fiscal year ending December 31, 2005.

          Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                                   Industrial Minerals, Inc.

         Date: April 29, 2005                      By:/s/Larry Van Tol
                                                   -----------------------------
                                                   Larry Van Tol, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: April 29, 2005              By:/s/Larry Van Tol
                                           -----------------------------
                                           Larry Van Tol, President and CEO

         Date: April 29, 2005              By:/s/John Melnyk
                                           -----------------------------
                                           John Melnyk, Secretary/Treasurer, CFO

                                   DIRECTORS:

         Date: April 29, 2005              By:/s/Larry Van Tol
                                           -----------------------------
                                           Larry Van Tol

         Date: April 29, 2005              By:/s/John Melnyk
                                           -----------------------------
                                           John Melnyk

         Date: April 29, 2005              By:/s/Stephen W. Weathers
                                           -----------------------------
                                           Stephen W. Weathers

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                     FINANCIAL STATEMENTS TABLE OF CONTENTS
                                December 31, 2004







                                                                          PAGE
                                                                          ----

Report of Independent Registered Public Accounting Firm...............     F-1

Consolidated Balance Sheets...........................................     F-3

Consolidated Statements of Operations.................................     F-4

Consolidated Statements of Cash Flows.................................     F-5

Consolidated Statement of Stockholders' Equity........................     F-7

Notes to Consolidated Financial Statements ............................    F-8

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

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
 Industrial Minerals, Inc. and Subsidiary
 (An Exploration Stage Company):

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Industrial Minerals, Inc. and Subsidiary did not maintain effective internal control over financial reporting as of December 31, 2004, as the Company has not assessed its internal control based upon a recognized internal control framework. Industrial Minerals, Inc. and Subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004, management identified a deficiency in the Company's internal control over financial reporting that its internal control and procedures manual is not based upon a recognized internal control framework. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 4, 2005 on those financial statements.

In our opinion, management's assessment that Industrial Minerals, Inc. and Subsidiary did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, as it has not assessed it's internal control based upon a recognized internal control framework. Also, in our opinion, because of the effect of the material weakness described above on the lack of a recognized internal control framework, Industrial Minerals, Inc and Subsidiary has not maintained effective internal control over financial reporting as of December 31, 2004.

We do not express an opinion or any other form of assurance on management's statements included in the third and fourth paragraphs of the accompanying Management's Report on Internal Control Over Financial Reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Industrial Minerals, Inc. and Subsidiary at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our report dated March 4, 2005 we expressed an unqualified opinion thereon.


                                        /s/Toski, Schaefer & Co., P.C.

Williamsville, New York
March 4, 2005

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