Form 10-K/A
period 2004-12-31
INDUSTRIAL MINERALS INC
filed 2005-05-02
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K/A
                                Amendment No. 2


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

                                                   Industrial Minerals, Inc.

         Date: May 2, 2005                      By:/s/Larry Van Tol
                                                   -----------------------------
                                                   Larry Van Tol, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: May 2, 2005              By:/s/Larry Van Tol
                                           -----------------------------
                                           Larry Van Tol, President and CEO

         Date: May 2, 2005              By:/s/John Melnyk
                                           -----------------------------
                                           John Melnyk, Secretary/Treasurer, CFO

                                   DIRECTORS:

         Date: May 2, 2005              By:/s/Larry Van Tol
                                           -----------------------------
                                           Larry Van Tol

         Date: May 2, 2005              By:/s/John Melnyk
                                           -----------------------------
                                           John Melnyk

         Date: May 2, 2005              By:/s/Stephen W. Weathers
                                           -----------------------------
                                           Stephen W. Weathers

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                     FINANCIAL STATEMENTS TABLE OF CONTENTS
                                December 31, 2004







                                                                          PAGE
                                                                          ----

Reports of Independent Registered Public Accounting Firm..............     F-1

Consolidated Balance Sheets...........................................     F-4

Consolidated Statements of Operations.................................     F-5

Consolidated Statements of Cash Flows.................................     F-6

Consolidated Statement of Stockholders' Equity........................     F-8

Notes to Consolidated Financial Statements ............................    F-9

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

                                        /s/Toski, Schaefer & Co., P.C.
Williamsville, New York
March 4, 2005
(except for note 12, as to which
   date is March 15, 2005)
                                      F-1

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