Form 10-Q
period 2005-03-31
INDUSTRIAL MINERALS INC
filed 2005-05-10
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 2005

                        Commission file number: 000-30651
                                   -----------

                            INDUSTRIAL MINERALS, INC.

             (Exact name of Registrant as Specified in its Charter)


      Delaware                                        06-1474412
   --------------                            -----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


          2500 One Dundas Street West, Toronto, Ontario, Canada M5G 1Z3
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (416) 979-4621
                             ----------------------
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No
                                        --------------          ----------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes      X                No
                                        --------------          ----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of March 31, 2005 the number of shares outstanding of the registrant's only class of common stock was 111,587,966.

                                Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

         Consolidated Balance Sheets as of March 31, 2005
         (unaudited) and December 31, 2004 (audited).....................     2

         Consolidated Statements of Operations (unaudited) for the
         Three Months ended March 31, 2005  and 2004 and for the period
         November 6, 1996 (Date of Inception) to March 31, 2005..........     3

         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months ended March 31, 2005 and 2004 and for the period
         November 6, 1996 (Date of Inception) to March 31, 2005..........     4

         Consolidated Statement of Stockholders' Equity (unaudited)
         for the period ended March 31, 2005.............................     6

         Notes to Consolidated Financial Statements (unaudited)..........     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......    11

Item 4.  Controls and Procedures.........................................    11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................    12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....    13

Item 3.  Defaults upon Senior Securities.................................    13

Item 4.  Submission of Matters to a Vote of Security Holders.............    13

Item 5.  Other Information...............................................    13

Item 6.  Exhibits and Reports on Form 8-K.................................   13

Signatures..............................................................     13

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

         The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004, included in the Company's Form 10-K.



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets

                      March 31, 2005 and December 31, 2004

                                                                                       March 31,      December 31,
                                                                                        2005              2004
                                                                                     (Unaudited)        (Audited)
                                                                                    -------------      ------------
Assets

Current assets:
     Cash                                                                           $      28,100      $     27,726
     Receivables                                                                           11,793           105,925
     Prepaid expenses                                                                      20,940            15,540
     Deposits                                                                              53,421            11,789
                                                                                    -------------      ------------
                           Total current assets                                           114,254           160,980

Long-term deposits                                                                        230,000           230,000
Building and equipment, at cost, less accumulated
     depreciation of $311,262 in 2005 and $256,167 in 2004                              1,800,322         1,778,462
                                                                                    -------------      ------------
                           Total assets                                             $   2,144,576      $  2,169,442
                                                                                    =============      ============

Liabilities and Stockholders' Equity

Current liabilities:

     Accounts payable                                                               $     160,728      $    120,326
     Accrued interest payable                                                              16,382            12,711
     Loans payable                                                                        370,796            90,796
     Due to related parties                                                                     -            11,787
     Current installments of mortgage payable                                               2,763             2,763
                                                                                    -------------      ------------
                        Total current liabilities                                         550,669           238,383


     Mortgage payable, excluding current installments                                      11,934            12,632
                                                                                    -------------      ------------
                           Total liabilities                                              562,603           251,015
                                                                                    -------------      ------------

Stockholders' equity:
     Common Stock, par value $.0001; 200,000,000 shares authorized;
     111,587,966 shares issued and outstanding                                              3,949             3,949
     Additional paid-in capital                                                         4,204,331         4,204,331
     Deficit accumulated during exploration stage                                      (2,626,307)       (2,289,853)
                                                                                    -------------      ------------
                           Total stockholders' equity                                   1,581,973         1,918,427
                                                                                    -------------      ------------
                           Total liabilities and stockholders' equity               $   2,144,576      $  2,169,442
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



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Operations (Unaudited)

                 Three months ended March 31, 2005 and 2004 and
           for the period from November 6, 1996 (Date of Inception) to
                                 March 31, 2005


                                                                            Three months
                                                                               ended
                                                                              March 31,            November 6, 1996
                                                                             ---------               (inception) to
                                                                          2005              2004     March 31, 2005
                                                                   -------------     ------------      ------------

Revenue                                                            $           -                -            15,537
                                                                   -------------     ------------      ------------

Expenses
     Cost of revenues                                                          -                -            76,201
     Professional fees                                                    15,335           36,973         1,213,929
     Royalty fees                                                          5,400           10,000            58,385
     Depreciation and amortization                                        55,095           22,954           319,971
     Impairment of long-lived assets                                           -                -           582,176
     Management fees and salaries                                         90,125           30,826           270,652
     Other general and administrative                                    170,503          250,818         2,868,652
                                                                   -------------     ------------      ------------

                           Total expenses                                336,458          351,571         5,389,966

                           Loss from operations                         (336,458)        (351,571)       (5,374,429)
                                                                   -------------     ------------      ------------


Other income:
     Interest income                                                           4               40             2,912
     Gain from extinguishment of debt                                          -                -         1,047,634
     Other income                                                              -                -               594
                                                                   -------------     ------------      ------------

                           Total other income                                  4               40         1,051,140
                                                                   -------------     ------------      ------------

                           Net loss                                $    (336,454)        (351,531)       (4,323,289)
                                                                   =============     ============      ============


Net loss per common share                                          $        (.00)            (.00)
                                                                   =============     ============

Weighted average common shares outstanding                           111,587,966       72,063,896
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



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)

                 Three months ended March 31, 2005 and 2004 and
           for the period from November 6, 1996 (Date of Inception) to
                                 March 31, 2005


                                                                             Three months
                                                                                 ended
                                                                               March 31,             November 6, 1996
                                                                              ---------               (inception) to
                                                                        2005             2004         March 31, 2005
                                                                   -------------     ------------      ------------
Cash flows from operating activities:
     Net loss                                                      $    (336,454)        (351,531)       (4,323,289)
     Adjustments to reconcile net loss to
            net cash used in operating activities:
         Depreciation and amortization                                    55,095           22,954           311,679
         Provision for bad debts                                               -                -            49,676
         Stock issued for services                                             -                -           414,606
         Impairment of long-lived assets                                       -                -           297,882
         Gain on extinguishment of debt                                        -                -        (1,047,634)
         Changes in:
              Receivables                                                 94,132          (12,767)          (15,962)
              Inventory                                                        -                -            (5,527)
              Prepaid expenses                                            (5,400)               -           (21,480)
              Deposits                                                   (41,632)           2,778           (53,421)
              Accounts payable and accrued expenses                       40,402          (95,536)            2,300
              Due to related parties                                     (11,787)               -           395,000
                                                                   -------------     ------------      ------------

                           Net cash used in operating
                             activities                                 (205,644)        (434,102)       (3,996,170)
                                                                   -------------     ------------      ------------

Cash flows from investing activities:
     Purchase of building and equipment                                  (76,955)        (151,819)       (1,911,161)
     Investment in Multiplex                                                   -                -           (75,000)
     Acquisition of goodwill                                                   -                -          (149,057)
     Loan to related party                                                     -                -           (50,000)
     Loan repayments                                                           -                -             4,493
     Long-term deposits                                                        -                -          (159,600)
                                                                   -------------     ------------      ------------

                           Net cash used in
                             investing activities                        (76,955)        (151,819)       (2,340,325)
                                                                   -------------     ------------      ------------

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




                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

          Consolidated Statements of Cash Flows (Unaudited), Continued


                                                                             Three months
                                                                                 ended
                                                                               March 31,             November 6, 1996
                                                                              ---------               (inception) to
                                                                        2005             2004         March 31, 2005
                                                                   -------------     ------------      ------------
Cash flows from financing activities:
     Net proceeds from sale of common stock                        $           -                -           744,859
     Net proceeds from loans payable                                     280,000          250,000         5,320,235
     Proceeds from mortgage                                                    -                -            17,000
     Principal payments on mortgage                                         (698)            (534)           (2,303)
     Accrued interest payable                                              3,671           56,088           284,664
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                                  -                -               140
                                                                   -------------     ------------      ------------

                           Net cash provided by
                               financing activities                      282,973          305,554         6,364,595
                                                                   -------------     ------------      ------------

Net increase (decrease) in cash                                              374         (280,367)           28,100

Cash, beginning of period                                                 27,726          585,934                 -
                                                                   -------------     ------------      ------------

Cash, end of period                                                $      28,100          305,567            28,100
                                                                   =============     ============      ============

Supplemental cash flow disclosures:

     Cash paid for interest                                        $           -                -               113
                                                                   =============     ============      ============

     Cash paid for income taxes                                    $           -                -                 -
                                                                   =============     ============      ============

Non-cash investing and financing activities:
     Shares issued for debt                                        $           -                -         5,564,891
                                                                   =============     ============      ============
     Shares issued for services                                    $           -                -           414,606
                                                                   =============     ============      ============
     Shares issued for investment                                  $           -                -                30
                                                                   =============     ============      ============
     Shares issued for accrued interest                            $           -                -           268,281
                                                                   =============     ============      ============
     Long term deposits financed by accounts payable               $           -                -            70,400
                                                                   =============     ============      ============

     Property costs financed by issuance
         of common stock                                           $           -                -            30,000
                                                                   =============     ============      ============

Equipment financed by:
         Accounts payable                                                      -                -           200,000
         Issuance of common stock                                              -                -             5,000
                                                                   -------------     ------------      ------------

                                                                   $           -                -           205,000
                                                                   =============     ============      ============


          See accompanying notes to consolidated financial statements.



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

           Consolidated Statement of Stockholders' Equity (Unaudited)
                       for the period ended March 31, 2005
                                                                                           Deficit
                                                                                         Accumulated
                                                   Common Stock         Additional       During the
                                          ---------------------------     Paid-In        Exploration
                                         # of Shares        Amount        Capital          Stage            Totals
                                        -------------   -----------    ------------      ------------     ----------
Inception - November 6, 1996                        -   $         -               -                 -             -
Balance at December 31, 1998                  252,500            25         505,143          (750,830)     (245,662)
Issuance of stock for cash                     30,000             3         146,618                 -       146,621
Issuance of stock for services                 55,000             6         274,994                 -       275,000
Net loss                                            -             -               -          (259,404)     (259,404)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 1999                  337,500            34         926,755        (1,010,234)      (83,445)

Issuance of stock for cash                     84,900             8         413,062                 -       413,070
Issuance of stock for services                 70,000             7         349,993                 -       350,000
Issuance of stock for Multiplex
     stock                                      3,000             1              29                 -            30
Issuance of stock for acquisition             475,463            47           4,699                 -         4,746
Net loss                                            -             -               -          (694,758)     (694,758)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2000                  970,863            97       1,694,538        (1,704,992)      (10,357)

Issuance of stock for
     compensation                              30,000             3          59,997                 -        60,000
Net loss                                            -             -               -           (67,251)      (67,251)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2001                1,000,863           100       1,754,535        (1,772,243)      (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000         3,500      (1,740,393)        1,696,982       (39,911)
Minimum 50 shares
     post-split allocation                     30,758             -               -                 -             -
Net loss                                            -             -               -          (520,242)     (520,242)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2002               36,031,621         3,600          14,142          (595,503)     (577,761)

Minimum 50 shares
     post-split allocation                        327             -               -                 -             -
2-for-1 split                              36,031,948             -               -                 -             -

Net loss                                            -             -               -        (1,133,197)   (1,133,197)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2003               72,063,896         3,600          14,142        (1,728,700)   (1,710,958)

3-for-2 split                              36,031,948             -               -                 -             -

Allocation on round-up
              of shares                             7             -               -                 -             -
Issuance of stock in settlement of debt     3,492,115           349       4,190,189                 -     4,190,538
Net loss                                            -             -               -          (561,153)     (561,153)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2004              111,587,966         3,949       4,204,331        (2,289,853)    1,918,427
                                        =============   ===========    ============      ============     ==========

Net loss                                            -             -               -          (336,454)     (336,454)
                                        -------------   -----------    ------------      ------------     ----------
Balance at March 31, 2005                 111,587,966   $     3,949       4,204,331        (2,626,307)    1,581,973
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

                Three month period ended March 31, 2005 and 2004



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


Presentation of Interim Information
-----------------------------------

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.


The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three-months ending March 31, 2005 and March 31, 2004

         During the three-month period ending March 31, 2005 the Company had no revenues. The Company had no revenue during the same three-month period ending March 31, 2004.

         The Company incurred expenses for professional fees in the amount of $15,335 during the three-month period ending March 31, 2005 compared to $36,973 during the three-month period ending March 31, 2004. This is a decrease of $21,638.

         The Company incurred royalty expenses in the amount of $5,400 during the three-month period ending March 31, 2005. The Company is required to pay a minimum yearly royalty of $21,600 ($27,000 CDN dollars) whether the Company is producing graphite or not. This is a decrease of $4,600 in royalty expense during the three-month period ending March 31, 2005 compared to the three-month period ending March 31, 2004. During the quarter ending September 30, 2004 a Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the Mining Act, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company has allowed for a prepaid expense in the amount of $8,730 for the three-month period ending March 31, 2005 which the Company now recognizes as an asset because of the acceptance of the Mine Closure and Development Plan by the Ministry of Northern Development and Mines. This prepaid asset is further discussed in this report under the title of Liquidity and Capital Resources.

         Depreciation and amortization expense for the three-month period ending March 31, 2005 totaled $55,095, compared to $22,954 for the three-month period ending March 31, 2004. This represents an increase of $32,141. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite property.

         Management fees and salaries during the three-month period ending March 31, 2005 totaled $90,125 compared to $30,826 for the same three-month period ending March 31, 2004. This represents an increase of $59,299. The Company paid $12,000 in wages to the Chief Financial Officer. The compensation for the CEO is $10,000 monthly and the Company paid $30,000 in management fees to a Company controlled by the CEO. The balance of $48,125 was paid to employees of the Company working at the Bissett Creek property.

         Other general and administrative expenses for the three-month period ending March 31, 2005 totaled $170,503 compared to $250,818 for the same three-month period ending March 31, 2004. This represents a decrease in the three-month period ending March 31, 2005 of $80,315 over the same period ending March 31, 2004.

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

         The Company has had a net loss of $336,454 for the three-month period ending March 31, 2005 as compared to a net loss of $351,531 for the three-month period ending March 31, 2004. This represents a decrease of $15,077 for the three-month period ending March 31, 2005 compared to the same three-month period ending March 31, 2004.

Liquidity and Capital Resources

         The Company has cash on hand at March 31, 2005 of $28,100 and a receivable of $11,793 as a result of tax input credits owed to the Company by the Government of Canada.

         The Company has prepaid expenses of $20,940. This represents the unused portion of an insurance policy that the Company carries for its building and equipment in the amount of $12,210. This policy expires September 6, 2005. The balance in the amount of $8,730 represents a prepaid royalty expense.

         The Company has total deposits in the amount of $53,421 as of March 31, 2005. The Company has on deposit with its landlord $1,521 which represents one-month rent and common costs associated with its premises located at 2500 One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3. The Company has entered into a lease, which expires on April 30, 2005 at which time the Company will continue to rent office space on a month- to-month basis. The Company also has a deposit on equipment in the amount of $50,000 and an advance against expenses to two employees in the amount of $1,900.

         The Company had no revenue during three-month period ending March 31, 2005 and expects to have insignificant revenue in each of the next two-quarter ending June 30, 2005 and September 30, 2005. The Company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the Company will be successful in obtaining a contract for its graphite.

         The Company has total accounts payable of $160,728. The Company does not have the cash on hand in order to pay these accounts payable in an orderly fashion. The Company also owes $16,382 in accrued interest payable. A portion of this accrued interest is due on July 31, 2005 and that portion is $14,279. The balance in the amount of $2,103 is due and payable on or before December 31, 2005.

         The Company has secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $320 (Canadian $400 monthly) monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. These payments were originally $260 monthly however due to the weakness of the United States dollar in relation to the Canadian dollar a $60 USD per month increase has occurred. The Company currently does not have the funds on hand to meet these mortgage obligations.

         During the three-month period ending March 31, 2005 the Company has been able to secure debt financing in the amount of $280,000 from a non-affiliated shareholder. Total loans payable now amount to $370,796 as of the period ending March 31, 2005. The interest rate associated with the $280,000 of borrowing during the quarter ending March 31, 2005 is 10% annually and the principal along with accrued interest is due and payable on or before December 31, 2005. The interest rate associated with $90,796 of the total loans payable is 7% annually and the principal in the amount of $90,796 along with any accrued interest is payable on or before July 31, 2005. As of March 31, 2005 interest has accrued on this debt in the amount of $16,382. The Company does not have the funds on hand to pay this debt as it comes due.

         Industrial Minerals has completed the construction of the crushing and processing facility located at Bissett Creek. During the first quarter ending March 31, 2005 work has continued at the Bissett Creek Graphite Mine. As of the date of this filing commissioning of the mill is at various stages of completion and an insignificant amount of graphite has been produced. Investors should be aware that during the commissioning process management has decided to upgrade certain screens and crushing of the ore as this will enhance production capabilities as the Company expands graphite production.

         In order to complete these upgrades at the mill site the Company has budgeted for the following cash requirements:

1        Completion of Equipment Installation                 $   30,000
2        Upgrading of Screens                                    110,000
                                                              -----------
Total Upgrade Requirement                                     $  140,000


1        Professional fees                                    $   52,000
2        Royalty Payments                                         16,200
3        Management fees and salaries                            446,000
4        General & Administrative Expenses                       511,509
5        Environmental monitoring and testing                    105,500
                                                              -----------
Total Operating Budget                                        $1,131,209

         Investors should be aware that the above are estimates only and could change as the project develops.

         The Company requires $140,000 to complete the upgrades discussed above on its Bissett Creek Property. The Company's operational budget for the nine-month period beginning April 1, 2005 in the amount of $1,131,209 or a monthly operational cost of $125,689 for each of the months of April 1, 2005 through December 31, 2005. Thus total funds in the amount of $1,271,209 are required to fund the anticipated operations at the Company's Bissett Creek Graphite Mine in the amount of $140,000 to complete the upgrades and pay operational costs of $125,689 monthly for the nine-month period beginning April 1, 2005 and ending December 31, 2005. Subsequent to March 31, 2005 the Company obtained financing in the amount of $40,000 from a non-affiliated shareholder. The financing in the amount of $40,000 is accruing interest at the rate of 10% per annum and the principal in the amount of $40,000 along with accrued interest is due on December 31, 2005. Since the Company has cash of $28,100 and has a receivable of $11,793 on hand as of March 31, 2005 and subsequent to March 31, 2005 has received an additional $40,000, the Company requires additional financing in the amount of $1,191,316. While management believes the Company will be successful in obtaining satisfactory financing to complete construction of the mine and begin operations, investors should be cautioned that the Company currently has no commitments of any type made by any person or entity to provide financing. Investors and potential investors should be aware that the Company might not be able to continue to operate throughout it's current fiscal year ending December 31, 2005 without sales of its graphite or additional financing.

         Investors and potential investors should be aware that the Company does not have the funds to complete construction of the mine. In addition, the Company does not have the necessary funds to operate throughout its fiscal year ending December 31, 2005. Even if the Company is successful in obtaining the necessary financing there is no guarantee that the Company will be successful in marketing graphite. The Company intends to continue to seek debt financing to ensure its ability to operate throughout 2005 from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time extending beyond May 31, 2005 unless the Company obtains additional financing or begins production and successfully obtains a contract for it's graphite. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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


Item 4.    CONTROLS AND PROCEDURES

         The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness.

         Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The evaluation included control areas in which we intend to make, changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of a material weakness as discussed below.

Internal Control Over Financial Reporting

         The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Material Weakness in Disclosure Controls

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

         The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal control and procedures manual in place and management believes the controls and procedures are effective, the manual is not based upon a recognized internal control framework, because we have not found one that fits the limited scope of operations of our small Company. Accordingly, we conclude that we have a material weakness.

         During the first half of the Company's fiscal year ending December 31, 2005 management will be revising the Company's internal controls and procedures document basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and we believe, will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

         To address this material weakness management is committed to re-writing its internal controls and procedures manual based upon the Treadway Commission report as is appropriate to our operations during the first half of fiscal year ending December 31, 2005.

         Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


Item 3. DEFAULTS UPON SENIOR SECURITIES

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                DESCRIPTION

            31.1                    Section 302 Certification - CEO
            31.2                    Section 302 Certification - CFO
            32.1                    Section 906 Certification - CEO
            32.2                    Section 906 Certification - CFO

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         Form 8-K Report filed on January 7, 2005
         Form 8-K Report filed on April 28, 2005

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2005         INDUSTRIAL MINERALS, INC.

                            By: /s/Larry Van Tol
                            ________________________________________________
                            Larry Van Tol, Chief Executive Officer,
                            President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 10, 2005         INDUSTRIAL MINERALS, INC.

                            By: /s/ John Melnyk
                            ________________________________________________
                            John Melnyk, Chief Financial Officer,
                            Secretary/Treasurer and Director