Form 10-Q
period 2005-06-30
INDUSTRIAL MINERALS INC
filed 2005-08-09
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR QUARTER ENDED JUNE 30, 2005

                        Commission file number: 000-30651
                                                ---------

                            INDUSTRIAL MINERALS, INC.
                        -------------------------------
             (Exact name of Registrant as Specified in its Charter)


  Delaware                                              06-1474412
--------------                                   ------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


          2500 One Dundas Street West, Toronto, Ontario, Canada M5G 1Z3
                 ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (416) 979-4621
                           -------------------------
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No _______
                                        -----------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes      X                No _______
                                        -----------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As  of  June  30,  2005  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 111,587,966.





                                Table of Contents

                                                                                                                 Page
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                                      1

         Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 (audited)..........     2

         Consolidated Statements of Operations (unaudited) for the Three and Six Months ended
         June 30, 2005  and 2004 and for the period November 6, 1996 (date of inception),
         to June 30, 2005.....................................................................................     3

         Consolidated  Statements of Cash Flows  (unaudited)  for the Six Months ended June 30, 2005 and 2004 and for the period  November 6, 1996 (date
         of inception) to June 30, 2005 ......................................................................     4

         Consolidated Statement of Stockholders' Equity (unaudited) as of June 30, 2005.......................     6

         Notes to Consolidated Financial Statements (unaudited)...............................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................    12

Item 4.  Controls and Procedures..............................................................................     12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     14

Item 3.  Defaults upon Senior Securities......................................................................     14

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     14

Item 5.  Other Information....................................................................................     14

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     14

Signatures....................................................................................................     15

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



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets

                       June 30, 2005 and December 31, 2004

                                                                                      June 30,         December 31,
                                                                                        2005              2004
                                                                                    -------------      ------------
                                                                                     (Unaudited)        (Audited)
ASSETS

Current assets:
     Cash                                                                         $        16,846    $       27,726
     Receivables                                                                           26,636           105,925
     Prepaid expenses                                                                      15,702            15,540
     Deposits                                                                              17,421            11,789
                                                                                    -------------      ------------

                           Total current assets                                            76,605           160,980

Long-term deposits                                                                        230,000           230,000
Building and equipment, at cost, less accumulated
     depreciation of $366,592 in 2005 and $256,167 in 2004                              1,885,535         1,778,462
                                                                                    -------------      ------------

                           Total assets                                           $     2,192,140    $    2,169,442
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                             $       269,874    $      120,326
     Accrued interest payable                                                              28,610            12,711
     Loans payable                                                                        733,763            90,796
     Due to related parties                                                                24,000            11,787
     Current installments of mortgage payables                                              2,763             2,763
                                                                                    -------------      ------------
                        Total current liabilities                                       1,059,010           238,383


     Mortgage payable, excluding current installments                                      11,061            12,632
                                                                                    -------------      ------------

                           Total liabilities                                            1,070,071           251,015
                                                                                    -------------      ------------

Stockholders' equity:
     Common Stock, par value $.0001; 200,000,000 shares authorized;
     111,587,966 shares issued and outstanding                                              3,949             3,949
     Additional paid-in capital                                                         4,204,331         4,204,331
     Deficit accumulated during exploration stage                                      (3,086,211)       (2,289,853)
                                                                                    -------------      ------------

                           Total stockholders' equity                                   1,122,069         1,918,427
                                                                                    -------------      ------------

                           Total liabilities and stockholders' equity             $     2,192,140    $    2,169,442
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

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                        (An Exploration Stage Company)

                Consolidated Statements of Operations (Unaudited)

          Three and six month periods ended June 30, 2005 and 2004 and for the period from November 6, 1996 (Date of Inception) to
                                  June 30, 2005



                                                      Three months ended                    Six months ended        November 6, 1996
                                                           June 30,                            June 30,               (inception) to
                                                      2005             2004              2005            2004          June 30, 2005
                                                  -----------      -----------       -----------       ----------       ------------

Revenue                                           $         -                -                 -                -            15,537
                                                  -----------      -----------       -----------       ----------       ------------

Expenses:
     Cost of revenues                                       -                -                 -                -            76,201
     Professional fees                                 28,687           13,475            44,022           50,448         1,242,616
     Royalty fees                                       5,238                -            10,638           10,000            63,623
     Depreciation and amortization                     55,330           26,307           110,425           49,261           375,301
     Impairment of long-lived assets                        -                -                 -                -           582,176
     Management fees and salaries                     124,785           29,794           214,910           60,620           395,437
     Other general and administrative                 245,867          282,924           416,370          533,742         3,114,519
                                                  -----------      -----------       -----------       ----------       ------------


                           Total expenses             459,907          352,500           796,365          704,071         5,849,873
                                                  -----------      -----------       -----------       ----------       ------------

                           Loss from operations      (459,907)        (352,500)         (796,365)        (704,071)       (5,834,336)
                                                  -----------      -----------       -----------       ----------       ------------


Other income:
     Interest income                                        3               31                 7               71             2,915
     Gain from extinguishment of debt                       -                -                 -                -         1,047,634
     Other income                                           -                -                 -                -               594
                                                  -----------      -----------       -----------       ----------       ------------

                           Total other income               3               31                 7               71         1,051,143
                                                  -----------      -----------       -----------       ----------       ------------

                           Net loss               $  (459,904)        (352,469)         (796,358)        (704,000)       (4,783,193)
                                                  ===========      ===========       ===========       ==========       ============

Net loss per common share                         $      (.01)            (.00)             (.01)            (.01)
                                                  ===========      ===========       ===========       ==========

Weighted average common shares outstanding        111,587,966       72,063,896       111,587,966       72,063,896
                                                  ===========      ===========       ===========       ==========


          See accompanying notes to consolidated financial statements.



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)

                   Six months ended June 30, 2005 and 2004 and
           for the period from November 6, 1996 (Date of Inception) to
                                  June 30, 2005


                                                                              Six months
                                                                                 ended
                                                                                June 30,              November 6, 1996
                                                                                --------               (inception) to
                                                                           2005            2004        June 30, 2005
                                                                        ---------       ----------        ---------
Cash flows from operating activities:
     Net loss                                                       $   (796,358)        (704,000)       (4,783,193)
     Adjustments to reconcile net loss to
            net cash used in operating activities:
         Depreciation and amortization                                   110,425           49,261           367,009
         Provision for bad debts                                               -                -            49,676
         Stock issued for services                                             -                -           414,606
         Impairment of long-lived assets                                       -                -           297,882
         Gain on extinguishment of debt                                        -                -        (1,047,634)
         Changes in:
              Receivables                                                 79,289            3,747           (30,805)
              Inventory                                                        -                -            (5,527)
              Prepaid expenses                                              (162)               -           (16,242)
              Deposits                                                    (5,632)        (115,849)          (17,421)
              Accounts payable and accrued expenses                      149,548         (107,517)          111,446
              Due to related parties                                      12,213                -           419,000
                                                                        ---------       ----------        ---------


                           Net cash used in operating
                             activities                                 (450,677)        (874,358)       (4,241,203)
                                                                        ---------       ----------        ---------

Cash flows from investing activities:
     Purchase of building and equipment                                 (217,498)        (490,931)       (2,051,704)
     Investment in Multiplex                                                   -                -           (75,000)
     Acquisition of goodwill                                                   -                -          (149,057)
     Loan to related party                                                     -                -           (50,000)
     Loan repayments                                                           -                -             4,493
     Long-term deposits                                                        -                -          (159,600)
                                                                        ---------       ----------        ---------

                           Net cash used in
                             investing activities                       (217,498)        (490,931)       (2,480,868)
                                                                        ---------       ----------        ---------
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




                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

          Consolidated Statements of Cash Flows (Unaudited), Continued

                                                                               Six months
                                                                                 ended
                                                                                June 30,              November 6, 1996
                                                                                --------               (inception) to
                                                                           2005            2004        June 30, 2005
                                                                        ---------       ----------        ---------
Cash flows from financing activities:
     Net proceeds form sale of common stock                            $       -                -           744,859
     Net proceeds from loans payable                                     642,967          878,980         5,683,202
     Proceeds from mortgage                                                    -                -            17,000
     Principal payments on mortgage                                       (1,571)          (2,822)           (3,176)
     Accrued interest payable                                             15,899          122,004           296,892
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                                  -                -               140
                                                                        ---------       ----------        ---------

                           Net cash provided by
                               financing activities                      657,295          998,162         6,738,917
                                                                        ---------       ----------        ---------

Net decrease in cash                                                     (10,880)        (367,127)           16,846

Cash, beginning of period                                                 27,726          585,934                 -
                                                                        ---------       ----------        ---------

Cash, end of period                                                    $  16,846          218,807            16,846
                                                                        =========       ==========        =========

Supplemental cash flow disclosures:

     Cash paid for interest                                            $       -                -               113
                                                                        =========       ==========        =========

     Cash paid for income taxes                                        $       -                -                 -
                                                                        =========       ==========        =========

Non cash investing and financing activities:
     Shares issued for debt                                            $       -                -         5,564,891
                                                                        =========       ==========        =========
     Shares issued for services                                        $       -                -           414,606
                                                                        =========       ==========        =========
     Shares issued for investment                                      $       -                -                30
                                                                        =========       ==========        =========
     Shares issued for accrued interest                                $       -                -           268,281
                                                                        =========       ==========        =========
     Long term deposits financed by accounts payable                   $       -                -            70,400
                                                                        =========       ==========        =========


     Property costs financed by issuance
         of common stock                                               $       -                -            30,000
                                                                        =========       ==========        =========

         Equipment financed by:

         Accounts payable                                                      -                -           200,000
         Issuance of common stock                                              -                -             5,000
                                                                        ---------       ----------        ---------

                                                                       $       -                -           205,000
                                                                        =========       ==========        =========



          See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.

                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

           Consolidated Statement of Stockholders' Equity (Unaudited)
                                  June 30, 2005

                                                                                           Deficit
                                                                                         Accumulated
                                                Common Stock            Additional       During the
                                          ---------------------------     Paid-In        Exploration
                                         # of Shares        Amount        Capital          Stage            Totals
                                        -------------   -----------    ------------      ------------     ----------
Inception - November 6, 1996                        -   $         -               -                 -             -
Balance at December 31, 1998                  252,500            25         505,143          (750,830)     (245,662)
Issuance of stock for cash                     30,000             3         146,618                 -       146,621
Issuance of stock for services                 55,000             6         274,994                 -       275,000
Net loss                                            -             -               -          (259,404)     (259,404)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 1999                  337,500            34         926,755        (1,010,234)      (83,445)

Issuance of stock for cash                     84,900             8         413,062                 -       413,070
Issuance of stock for services                 70,000             7         349,993                 -       350,000
Issuance of stock for Multiplex
     stock                                      3,000             1              29                 -            30
Issuance of stock for acquisition             475,463            47           4,699                 -         4,746
Net loss                                            -             -               -          (694,758)     (694,758)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2000                  970,863            97       1,694,538        (1,704,992)      (10,357)

Issuance of stock for
     compensation                              30,000             3          59,997                 -        60,000
Net loss                                            -             -               -           (67,251)      (67,251)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2001                1,000,863           100       1,754,535        (1,772,243)      (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000         3,500      (1,740,393)        1,696,982       (39,911)
Minimum 50 shares
     post-split allocation                     30,758             -               -                 -             -
Net loss                                            -             -               -          (520,242)     (520,242)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2002               36,031,621         3,600          14,142          (595,503)     (577,761)

Minimum 50 shares
     post-split allocation                        327             -               -                 -             -
2-for-1 split                              36,031,948             -               -                 -             -
Net loss                                            -             -               -        (1,133,197)   (1,133,197)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2003               72,063,896         3,600          14,142        (1,728,700)   (1,710,958)

3-for-2 split                              36,031,948             -               -                 -             -
Allocation on round-up of shares                    7             -               -                 -             -
Issuance of stock in settlement of debt     3,492,115           349       4,190,189                 -     4,190,538
Net loss                                            -             -               -          (561,153)     (561,153)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2004              111,587,966   $     3,949       4,204,331        (2,289,853)    1,918,427
                                        =============   ===========    ============      ============     ==========

Net loss                                            -             -               -          (796,358)     (796,358)
                                        -------------   -----------    ------------      ------------     ----------
Balance at June 30,  2005                 111,587,966   $     3,949       4,204,331        (3,086,211)    1,122,069
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

                 Six months period ended June 30, 2005 and 2004


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


PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for the six months ended June 30, 2005 and 2004. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-MONTHS ENDING JUNE 30, 2005 AND JUNE 30, 2004

         During the three-month period ending June 30, 2005 the Company had no revenues. The Company had no revenue during the same three-month period ending June 30, 2004.

         The Company incurred expenses for professional fees in the amount of $28,687 during the three-month period ending June 30, 2005 compared to $13,475 during the three-month period ending June 30, 2004. This is an increase of $15,212.

         Depreciation and amortization expense for the three-month period ending June 30, 2005 totaled $55,330, compared to $26,307 for the three-month period ending June 30, 2004. This represents an increase of $29,023. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite property.

         Other general and administrative expenses for the three-month period ending June 30, 2005 totaled $245,867 compared to $282,924 for the same three-month period ending June 30, 2004. This represents a decrease in the three-month period ending June 30, 2005 of $37,057 over the same period ending June 30, 2004.

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

         Management fees and salaries during the three-month period ending June 30, 2005 totaled $124,785 compared to $29,794 for the same three-month period ending June 30, 2004. The Company incurred $30,000 in management fees to the CEO and President of the Company and $12,000 in salary to the Chief Financial Officer. Of these monies the Company paid $10,000 to the CEO and President and $8,000 to the CFO. The Company still owes $20,000 to the CEO and President and $4,000 to the CFO. These monies in the amount of $24,000 are reflected on the balance sheet as a liability due to related parties, which is discussed elsewhere in this report. The balance of $82,785 in management fees and salaries was paid to employees at the Bissett Creek Graphite property during the three-month period ending June 30, 2005. The increase in the amount of $94,991 in management fees and salaries during the period ending June 30, 2005 compared to the period ending June 30, 2004 is because the Company had employees on site during the quarter ending June 30, 2005 and had no employees on site during the three-month period ending June 30, 2004 as the Company used a sub-contractor during the three-month period ending June 30, 2004.

         The Company had a net loss of $459,904 for the three-month period ending June 30, 2005 as compared to a net loss of $352,469 for the three-month period ending June 30, 2004. This represents an increase of $107,435 for the three-month period ending June 30, 2005 compared to the same three-month period ending June 30, 2004. This increase is due to an increase in activity surrounding the operations of the company during the three-month period ending June 30, 2005 compared to the same three-month period ending June 30, 2004. The loss per share for the quarter in 2005 was $.01 compared to nominal in the same period in 2004.

SIX-MONTHS ENDING JUNE 30, 2005 AND JUNE 30, 2004

         During the six-month period ending June 30, 2005 the Company had no revenues. The Company had no revenue during the same six-month period ending June 30, 2004.

         The Company incurred expenses for professional fees in the amount of $44,022 during the six-month period ending June 30, 2005 compared to $50,448 during the six-month period ending June 30, 2004. This is a decrease of $6,426.

         The Company incurred royalty expenses in the amount of $10,638 during the six-month period ending June 30, 2005 compared to $10,000 for the six-month period ending June 30, 2004. This is an increase of $638. The company is required to pay a minimum yearly royalty of $21,600 ($27,000 CDN dollars) whether the Company is producing graphite or not. The weakness of the United States dollar in relation to the Canadian dollar over the past year has resulted in an increased cost in US dollars to the Company. If the United States dollar remains at the current level in relation to the Canadian dollar the royalty payment in subsequent years will remain at $21,600 US dollars.

         Depreciation and amortization expense for the six-month period ending June 30, 2005 totaled $110,425, compared to $49,261 for the six-month period ending June 30, 2004. This represents an increase of $61,164. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite property and more of the Company's assets being put into service.

         Other general and administrative expenses for the six-month period ending June 30, 2005 totaled $416,370 compared to $533,742 for the same six-month period ending June 30, 2004. This represents a decrease in the six-month period ending June 30, 2005 of $117,372 over the same period ending June 30, 2004.

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

         Management fees and salaries during the six-month period ending June 30, 2005 totaled $214,910 compared to $60,620 for the same six-month period ending June 30, 2004. The Company incurred $60,000 in management fees to the CEO and President of the Company and $24,000 in salary to the Chief Financial Officer. Of these monies the Company paid $40,000 to the CEO and President and $20,000 to the CFO. The Company still owes $20,000 to the CEO and President and $4,000 to the CFO. These monies in the amount of $24,000 are reflected on the balance sheet as a liability due to related parties, which is discussed elsewhere in this report. The balance of $130,910 in management fees and salaries was paid to employees at the Bissett Creek Graphite property during the six-month period ending June 30, 2005. This represents an increase in the amount of $154,290 in management fees and salaries during the period ending June 30, 2005 compared to the period ending June 30, 2004. The Company had employees on site during the six-month period ending June 30, 2005 and had no employees on site during the six-month period ending June 30, 2004 as the Company used a sub-contractor during the six-month period ending June 30, 2004.

         The Company had a net loss of $796,358 for the six-month period ending June 30, 2005 as compared to a net loss of $704,000 for the six-month period ending June 30, 2004. This represents an increase of $92,358 for the six-month period ending June 30, 2005 compared to the same six-month period ending June 30, 2004. This increase is due to an increase in activity surrounding the operations of the Company during the six-month period ending June 30, 2005 compared to the same six-month period ending June 30, 2004. The loss per share was $.01 in the six-month period in 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES


         The Company has cash on hand at June 30, 2005 of $16,846 and a receivable of $26,636 as a result of tax input credits owed to the company by the Government of Canada.

         The Company has prepaid expenses of $15,702. This represents the unused portion of an insurance policy that the Company carries for its building and equipment in the amount of $12,210. This policy expires September 6, 2005. The balance in the amount of $3,492 represents a prepaid royalty expense.

         The Company has total deposits in the amount of $17,421 as of June 30, 2005. The Company has on deposit with its landlord $1,521 which represents one-month rent and common costs associated with its premises located at 2500 One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3. The Company has entered into a lease, which expired on April 30, 2005 at which time the Company continues to rent office space on a month- to-month basis. The Company also has a deposit on future professional fees in the amount of $4,000, an advance against expenses to two employees in the amount of $1,900 and $10,000 for the purchase of equipment.

         The Company had no revenue during three-month period ending June 30, 2005 and expects to have some revenue during the quarter ending September 30, 2005. The Company expects to complete commissioning its Bissett Creek graphite plant and begin production during the quarter ending September 30, 2005. Management believes production will begin sometime during the quarter ending September 30, 2005 and the Company will have some revenue. Investors should be cautioned that the commissioning of the graphite plant might extend beyond September 30, 2005 thus delaying planned production of graphite. As of the date of this filing the Bissett Creek Graphite Project Closure Plan has been considered filed as per subsection 141 (3)(a) of the Mining Act in the Province of Ontario. Investors should be cautioned that the company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

         The Company has total accounts payable of $269,874. The Company does not have the cash on hand in order to pay these accounts payable in an orderly fashion. The Company also owes $28,610 in accrued interest payable. Interest in the amount of $12,744 is due on December 31, 2005 and the balance of interest in the amount of $15,866 due was payable on July 31, 2005. The Company is seeking a one-year extension on the interest that was due on July 31, 2005. The Company has received verbal confirmation that the interest in the amount of $15,866 due on July 31, 2005 will be extended to July 31, 2006.

         The Company has secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $260 (Canadian $400 monthly) monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The Company does not have the cash on hand to pay these payments in an orderly fashion. These payments were originally $260 monthly however due to the weakness of the United States dollar in relation to the Canadian dollar they are $320 as of the date of this report.

         During the three-month period ending June 30, 2005 the Company has been able to secure debt financing in the amount of $362,967 from two non-affiliated shareholders. Total loans payable now amount to $733,763 as of the period ending June 30, 2005. Interest has accrued on this debt in the amount of $28,610. The interest rate associated with this debt will be 7% yearly. Debt in the amount of $90,796 was due and payable on July 31, 2005 and the Company has received verbal confirmation that this portion of the debt payment has been extended to July 31, 2006. The Company is waiting for written confirmation of this extension and management expects to receive this confirmation shortly. However, investors should be cautioned that the Company might not receive this written confirmation. The balance of the debt in the amount of $642,967 is due and payable on November 15, 2005 in the amount of $96,000 and December 31, 2005 in the amount of $546,967. Any interest accrued is also due and payable on these dates.

         The Company owes $24,000 to two officers in management fees and salaries that were due and payable in the quarter ending June 30, 2005. There are no provisions to repay these monies at this time.

         Industrial Minerals has completed the construction of the crushing and processing facility located at Bissett Creek. During the second quarter ending June 30, 2005 work has continued at the Bissett Creek Graphite Mine. As of the date of this filing, commissioning of the mill is at various stages of completion and an insignificant amount of graphite has been produced. Investors should be aware that during the commissioning process management decided to upgrade certain screens and crushing of the ore as this will enhance production capabilities as the Company expands graphite production. This is expected to be complete by August 15, 2005.

Cash requirements for the balance of fiscal year ending December 31, 2005 are as follows:

         1        Professional fees                                 $30,000
         2        Royalty Payments                                   10,800
         3        Management fees and salaries                      245,000
         4        General & Administrative Expenses                 445,200
         5        Environmental testing (ongoing)                    37,000
         6        Mine closure plan (ongoing)                        65,000
                                                                   --------
Total Operating Budget                                             $833,000
                                                                   ========

         Investors should be aware that the above are estimates only and could change as production begins during the quarter ending September 30, 2005.

         The Company requires $1,892,010 in order to continue operations through December 31, 2005. The Company's operational budget for the six-month period beginning July 1, 2005 in the amount of $833,000 or a monthly operational cost of $138,833 for each of the months of July 1, 2005 through December 31, 2005. Total funds in the amount of $1,059,010 are required to pay the current liabilities due. These liabilities include loans and accrued interest payable in the amount of $762,373, accounts payable of $269,874, mortgage payable of $2,763 and $24,000 due to related parties. Subsequent to June 30, 2005 the Company obtained financing in the amount of $40,000 from a non-affiliated shareholder and $135,000 from an officer of the Company. This financing in the amount of $175,000 accrues interest at the rate of 10% per annum and the principal in the amount of $175,000 along with accrued interest is due on December 31, 2005. Since the Company has cash of $16,846 and has a receivable of $26,636 on hand as of June 30, 2005 and subsequent to June 30, 2005 has received an additional $175,000, the Company requires additional financing in the amount of $1,673,528. While management believes the Company will be successful in obtaining satisfactory financing to begin operations and continue operating throughout the balance of the fiscal year ending December 31, 2005, investors should be cautioned that the Company currently has no commitments of any type made by any person or entity to provide financing. Investors and potential investors should be aware that the Company might not be able to continue to operate throughout the current fiscal year ending December 31, 2005 without sales of its graphite or additional financing.

         Investors and potential investors should be aware that Company does not have the necessary funds to operate throughout its fiscal year ending December 31, 2005. Even if the Company is successful in obtaining the necessary financing there is no guarantee that the Company will be successful in marketing graphite. The company intends to continue to seek debt financing to ensure its ability to operate throughout 2005 from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time extending beyond September 30, 2005 unless the Company obtains additional financing or begins production and successfully obtains a contract for graphite. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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

         Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The evaluation included control areas in which we intend to make changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of a material weakness as discussed below.

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

         The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal control and procedures manual in place and management believes the controls and procedures are effective, the manual is not based upon a recognized internal control framework, because we have not found one that fits the limited scope of operations of our small Company. Accordingly, we conclude that we have a material weaknesses.

         During the first half of the Company's fiscal year ending December 31, 2005 management has begun revising the Company's internal and controls and procedures document basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and we believe, will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

         To address this material weakness management has begun re-writing its internal controls and procedures manual based upon the Treadway Commission report as is appropriate to our operations during the first half of fiscal year ending December 31, 2005 and hopes to complete this by December 31, 2005.

         Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 9, 2005          INDUSTRIAL MINERALS, INC.

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

Dated: August 9, 2005          INDUSTRIAL MINERALS, INC.

                               By:/s/John Melnyk
                               ________________________________________________
                               John Melnyk, Chief Financial Officer,
                               Secretary/Treasurer and Director