Form 10-Q
period 2005-09-30
INDUSTRIAL MINERALS INC
filed 2005-11-09
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 2005

                        Commission file number: 000-30651
                                                ---------

                            INDUSTRIAL MINERALS, INC.

             (Exact name of Registrant as Specified in its Charter)


       Delaware                                              06-1474412
     --------------                                       --------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


          2500 One Dundas Street West, Toronto, Ontario, Canada M5G 1Z3
               -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (416) 979-4621
                          ----------------------------
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      X                No _______
                                        --------------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes      X                No _______
                                        --------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of September 30, 2005 the number of shares outstanding of the registrant's only class of common stock was 111,587,966.

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 1

         Consolidated Balance Sheets as of September 30, 2005
         (unaudited) and December 31, 2004 (audited).....................     2

         Consolidated Statements of Operations (unaudited) for the
         Three and Nine Months ended September 30, 2005  and 2004
         and for the period November 6, 1996 (date of inception),
         to September 30, 2005...........................................     3

         Consolidated Statements of Cash Flows (unaudited) for the
         Nine Months ended September 30, 2005 and 2004 and for the
         period November 6, 1996 (date of inception)
         to September 30, 2005 ..........................................     4

         Consolidated Statement of Stockholders' Equity (unaudited)
         as of September 30, 2005........................................     6

         Notes to Consolidated Financial Statements (unaudited)..........     7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......     13

Item 4.  Controls and Procedures.........................................     13

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................     14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....     15

Item 3.  Defaults upon Senior Securities.................................     15

Item 4.  Submission of Matters to a Vote of Security Holders.............     15

Item 5.  Other Information...............................................     15

Item 6.  Exhibits and Reports on Form 8-K................................     15

Signatures...............................................................     16

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


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004

                                                                                       Sept. 30,        December 31,
                                                                                          2005              2004
                                                                                      (Unaudited)        (Audited)
                                                                                    -------------      ------------
ASSETS

Current assets:
     Cash                                                                           $     129,816      $     27,726
     Receivables                                                                           28,306           105,925
     Prepaid expenses                                                                      23,933            15,540
     Deposits                                                                              32,674            11,789
                                                                                    -------------      ------------

                           Total current assets                                           214,729           160,980

Long-term deposits                                                                        230,000           230,000
Building and equipment, at cost, less accumulated
     depreciation of $421,920 in 2005 and $256,167 in 2004                              1,832,000         1,778,462
                                                                                    -------------      ------------

                           Total assets                                             $   2,276,729      $  2,169,442
                                                                                    =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                               $      97,430      $    120,326
     Accrued interest payable                                                              53,689            12,711
     Loans payable                                                                      1,543,763            90,796
     Due to related parties                                                                 4,000            11,787
     Current installments of mortgage payables                                              2,763             2,763
                                                                                    -------------      ------------
                        Total current liabilities                                       1,701,645           238,383


     Mortgage payable, excluding current installments                                      10,100            12,632
                                                                                    -------------      ------------

                           Total liabilities                                            1,711,745           251,015
                                                                                    -------------      ------------

Stockholders' equity:
     Common Stock, par value $.0001; 200,000,000 shares authorized;
     111,587,966 shares issued and outstanding                                              3,949             3,949
     Additional paid-in capital                                                         4,204,331         4,204,331
     Deficit accumulated during exploration stage                                      (3,643,296)       (2,289,853)
                                                                                    -------------      ------------

                           Total stockholders' equity                                     564,984         1,918,427
                                                                                    -------------      ------------

                           Total liabilities and stockholders' equity               $   2,276,729      $  2,169,442
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



                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Operations (Unaudited)

       Three and nine month  periods  ended  September 30, 2005 and 2004 and for the period from November 6, 1996 (Date of Inception) to
                               September 30, 2005



                                                       Three months ended                Nine months ended         November 6, 1996
                                                            Sept. 30,                        Sept. 30,             (inception) to
                                                            ---------                        ---------              Sept. 30, 2005
                                                    2005             2004              2005            2004
                                                    ----             ----              ----            ----        ----------------

Revenue                                         $        -                -                 -                -            15,537

Expenses:
     Cost of revenues                                    -                -                 -                -            76,201
     Professional fees                              24,814           26,473            68,836           76,921         1,267,430
     Royalty fees                                    5,292            1,665            15,930           11,665            68,915
     Depreciation and amortization                  55,328           32,164           165,753           81,425           430,629
     Impairment of long-lived assets                     -                -                 -                -           582,176
     Management fees and salaries                  123,704            5,948           338,614           66,568           519,141
     Other general and administrative              347,957           416,734          764,327          950,476         3,462,476
                                                ----------         ----------      -----------      -----------       ------------
                           Total expenses          557,095          482,984         1,353,460        1,187,055         6,406,968
                                                ----------         ----------      -----------      -----------       ------------

                           Loss from operations   (557,095)        (482,984)       (1,353,460)      (1,187,055)       (6,391,431)
                                                ----------         ----------      -----------      -----------       ------------


Other income:
     Interest income                                    10               15                17               86             2,925
     Gain from extinguishment of debt                    -                -                 -                -         1,047,634
     Other income                                        -                -                 -                -               594
                                                ----------         ----------      -----------      -----------       ------------

                           Total other income           10               15                17               86         1,051,153
                                                ----------         ----------      -----------      -----------       ------------

                           Net loss         $     (557,085)        (482,969)       (1,353,443)      (1,186,969)       (5,340,278)
                                                ==========         ==========      ===========      ===========       ============

Net loss per common share                   $         (.01)               -              (.01)            (.01)
                                                ==========         ==========      ===========      ===========

Weighted average common shares outstanding     111,587,966       72,630,502       111,587,966       72,589,910
                                                ==========         ==========      ===========      ===========

See accompanying notes to consolidated financial statements.


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)

                Nine months ended September 30, 2005 and 2004 and for the period from November 6, 1996 (Date of Inception) to
                               September 30, 2005


                                                                                Nine months
                                                                                  ended                 November 6, 1996
                                                                                 Sept. 30,             (inception) to
                                                                          2005              2004        Sept. 30, 2005
                                                                      -----------       -----------    ------------------

Cash flows from operating activities:
     Net loss                                                       $ (1,353,443)      (1,186,969)       (5,340,278)
     Adjustments to reconcile net loss to
            net cash used in operating activities:
         Depreciation and amortization                                   165,753           81,425           422,337
         Provision for bad debts                                               -                -            49,676
         Stock issued for services                                             -                -           414,606
         Impairment of long-lived assets                                       -                -           297,882
         Gain on extinguishment of debt                                        -                -        (1,047,634)
         Changes in:
              Receivables                                                 77,619          (38,043)          (32,475)
              Inventory                                                        -                -            (5,527)
              Prepaid expenses                                            (8,393)         (10,073)          (24,473)
              Deposits                                                   (20,885)        (164,942)          (32,674)
              Accounts payable and accrued expenses                      (22,896)          18,277           (60,998)
              Due to related parties                                      (7,787)               -           399,000
                                                                      -----------       -----------    ------------------


                           Net cash used in operating
                             activities                               (1,170,032)      (1,300,325)       (4,960,558)
                                                                      -----------       -----------    ------------------

Cash flows from investing activities:
     Purchase of building and equipment                                 (219,291)        (884,165)       (2,053,497)
     Investment in Multiplex                                                   -                -           (75,000)
     Acquisition of goodwill                                                   -                -          (149,057)
     Loan to related party                                                     -                -           (50,000)
     Loan repayments                                                           -                -             4,493
     Long-term deposits                                                        -                -          (159,600)
                                                                      -----------       -----------    ------------------

                           Net cash used in
                             investing activities                       (219,291)        (884,165)       (2,482,661)
                                                                      -----------       -----------    ------------------

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


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

          Consolidated Statements of Cash Flows (Unaudited), Continued

                                                                              Nine month
                                                                              period ended           November 6, 1996
                                                                               Sept. 30,              (inception) to
                                                                         2005             2004        Sept. 30, 2005
                                                                         ----             ----        --------------
Cash flows from financing activities:
     Net proceeds form sale of common stock                       $            -                -           744,859
     Net proceeds from loans payable                                   1,452,967        1,498,980         6,493,202
     Proceeds from mortgage                                                    -                -            17,000
     Principal payments on mortgage                                       (2,532)          (2,530)           (4,137)
     Accrued interest payable                                             40,978          196,679           321,971
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                                  -                -               140
                                                                    ------------    -------------     -------------

                           Net cash provided by
                               financing activities                    1,491,413        1,693,129         7,573,035
                                                                    ------------    -------------     -------------

Net increase (decrease) in cash                                          102,090         (491,361)          129,816

Cash, beginning of period                                                 27,726          585,934                 -
                                                                    ------------    -------------     -------------

Cash, end of period                                               $      129,816           94,573           129,816
                                                                    ============    =============     =============

Supplemental cash flow disclosures:

     Cash paid for interest                                       $            -                -               113
                                                                    ============    =============     =============

     Cash paid for income taxes                                   $            -                -                 -
                                                                    ============    =============     =============

Non cash investing and financing activities:
     Shares issued for debt                                       $            -                -         5,564,891
                                                                    ============    =============     =============
     Shares issued for services                                   $            -                -           414,606
                                                                    ============    =============     =============
     Shares issued for investment                                 $            -                -                30
                                                                    ============    =============     =============
     Shares issued for accrued interest                           $            -                -           268,281
                                                                    ============    =============     =============
     Long term deposits financed by accounts payable              $            -                -            70,400
                                                                    ============    =============     =============


     Property costs financed by issuance
         of common stock                                          $            -                -            30,000
                                                                    ============    =============     =============

         Equipment financed by:

         Accounts payable                                                      -                -           200,000
         Issuance of common stock                                              -                -             5,000
                                                                    ------------    -------------     -------------

                                                                  $            -                -           205,000
                                                                    ============    =============     =============


See accompanying notes to consolidated financial statements.


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

           Consolidated Statement of Stockholders' Equity (Unaudited)
                               September 30, 2005


                                                                                           Deficit
                                                                                         Accumulated
                                                Common Stock            Additional       During the
                                          ---------------------------     Paid-In        Exploration
                                         # of Shares        Amount        Capital          Stage            Totals
                                        -------------   -----------    ------------      ------------     ----------
Inception - November 6, 1996                        -   $         -               -                 -             -

Balance at December 31, 1998                  252,500            25         505,143          (750,830)     (245,662)
Issuance of stock for cash                     30,000             3         146,618                 -       146,621
Issuance of stock for services                 55,000             6         274,994                 -       275,000
Net loss                                            -             -               -          (259,404)     (259,404)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 1999                  337,500            34         926,755        (1,010,234)      (83,445)

Issuance of stock for cash                     84,900             8         413,062                 -       413,070
Issuance of stock for services                 70,000             7         349,993                 -       350,000
Issuance of stock for Multiplex
     stock                                      3,000             1              29                 -            30
Issuance of stock for acquisition             475,463            47           4,699                 -         4,746
Net loss                                            -             -               -          (694,758)     (694,758)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2000                  970,863            97       1,694,538        (1,704,992)      (10,357)

Issuance of stock for
     compensation                              30,000             3          59,997                 -        60,000
Net loss                                            -             -               -           (67,251)      (67,251)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2001                1,000,863           100       1,754,535        (1,772,243)      (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000         3,500      (1,740,393)        1,696,982       (39,911)
Minimum 50 shares
     post-split allocation                     30,758             -               -                 -             -
Net loss                                            -             -               -          (520,242)     (520,242)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2002               36,031,621         3,600          14,142          (595,503)     (577,761)

Minimum 50 shares
     post-split allocation                        327             -               -                 -             -
2-for-1 split                              36,031,948             -               -                 -             -
Net loss                                            -             -               -        (1,133,197)   (1,133,197)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2003               72,063,896         3,600          14,142        (1,728,700)   (1,710,958)

3-for-2 split                              36,031,948             -               -                 -             -
Allocation on round-up of shares                    7             -               -                 -             -
Issuance of stock in settlement of debt     3,492,115           349       4,190,189                 -     4,190,538
Net loss                                            -             -               -          (561,153)     (561,153)
                                        -------------   -----------    ------------      ------------     ----------
Balance at December 31, 2004              111,587,966   $     3,949       4,204,331        (2,289,853)    1,918,427

Net loss                                            -             -               -        (1,353,443)   (1,353,443)
                                        -------------   -----------    ------------      ------------     ----------
Balance at September 30,  2005            111,587,966   $     3,949       4,204,331        (3,643,296)      564,984
                                        =============   ===========    ============      ============     ==========


See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY

                         (An Exploration Stage Company)

          Notes to Consolidated Financial Statements Nine months period ended September 30, 2005 and 2004


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

PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the nine months ended September 30, 2005 and 2004. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-MONTHS ENDING SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

         During the three-month period ending September 30, 2005 the Company had no revenues. The Company had no revenue during the same three-month period ending September 30, 2004.

         The Company incurred expenses for professional fees in the amount of $24,814 during the three-month period ending September 30, 2005 compared to $26,473 during the three-month period ending September 30, 2004. This is a decrease of $1,659.

         Depreciation and amortization expense for the three-month period ending September 30, 2005 totaled $55,328, compared to $32,164 for the three-month period ending September 30, 2004. This represents an increase of $23,164. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite Property.

         Management fees and salaries during the three-month period ending September 30, 2005 totaled $123,704 compared to $5,948 for the same three-month period ending September 30, 2004. The Company incurred $30,000 in management fees to the CEO and President of the Company and $12,000 in management fees and salary to the Chief Financial Officer. Of these monies the Company paid $30,000 to the CEO and President and $8,000 to the CFO. The Company still owes $4,000 to the CFO. These monies due to the CFO in the amount of $4,000 are reflected on the balance sheet as a liability due to related parties, which is discussed elsewhere in this report. The balance of $81,704 in management fees and salaries was paid to employees at the Bissett Creek Graphite Property during the three-month period ending September 30, 2005. The increase in the amount of $117,756 in management fees and salaries during the period ending September 30, 2005 compared to the period ending September 30, 2004 is because the Company had employees on site during the quarter ending September 30, 2005 and had no employees on site during the three-month period ending September 30, 2004 as the Company used a sub-contractor during the three-month period ending September 30, 2004.

         Other general and administrative expenses for the three-month period ending September 30, 2005 totaled $347,957 compared to $416,734 for the same three-month period ending September 30, 2004. This represents a decrease in the three-month period ending September 30, 2005 of $68,777 over the same period ending September 30, 2004.

         The Company had a net loss of $557,085 for the three-month period ending September 30, 2005 as compared to a net loss of $482,969 for the three-month period ending September 30, 2004. This represents an increase of $74,116 in losses for the three-month period ending September 30, 2005 compared to the same three-month period ending September 30, 2004. This increase is due to an increase in activity surrounding the operations of the Company during the three-month period ending September 30, 2005 compared to the same three-month period ending September 30, 2004.

         The Company began producing graphite during the quarter endingSeptember 30, 2005 and is continuing to market graphite that will be available from the Bissett Creek Graphite Property. Several Companies have expressed interest in the graphite from the Company's Bissett Creek Graphite Property. The Company has received two orders totaling twenty-five tons of graphite from two customers. The Company considers these orders as pre contract orders based on customer quality evaluations. These orders will generate an insignificant amount of revenue for the Company. These two Companies previously received small samples of graphite from the Company; they performed an analysis and ordered larger samples so that they could conduct further tests. The Company is pleased with this response but cautions investors that there are no firm orders for the Company's graphite at this time, other then the two orders totaling twenty-five tons. As production continued during the quarter ending September 30, 2005 it became apparent to management that a number of changes to the mill had to be made. The large flake graphite (mesh size -12 to +35) is the most valuable and it was discovered during initial production that a portion of the large flake size graphite was being destroyed at certain stages of production. An analysis was and is being performed at every stage of production. The analysis that has been conducted resulted in management deciding to make some changes to the process which involves the relocating of some equipment that is currently installed to a different position in the line and to purchase additional equipment. At this writing these steps are at a work in progress stage and the management estimates that an additional $500,000 in capital expenditures will be required. This is discussed in the section of this report under liquidity and capital resources contained in the management discussion and analysis section of this Form 10-Q.


NINE-MONTHS ENDING SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

         During the nine-month period ending September 30, 2005 the Company had no revenues. The Company had no revenue during the same nine-month period ending September 30, 2004.

         The Company incurred expenses for professional fees in the amount of $68,836 during the nine-month period ending September 30, 2005 compared to $76,921 during the nine-month period ending September 30, 2004. This is a decrease of $8,085.

         The Company incurred royalty expenses in the amount of $15,930 during the nine-month period ending September 30, 2005 compared to $11,665 for the nine-month period ending September 30, 2004. This is an increase of $4,265. The Company is required to pay a minimum yearly royalty of $21,600 ($27,000 CDN dollars) whether the Company is producing graphite or not. The weakness of the United States dollar in relation to the Canadian dollar over the past year has resulted in an increased cost in US dollars to the Company. If the United States dollar remains at the current level in relation to the Canadian dollar the royalty payment in subsequent years will remain at $21,600 US dollars.

         Depreciation and amortization expense for the nine-month period ending September 30, 2005 totaled $165,753, compared to $81,425 for the nine-month period ending September 30, 2004. This represents an increase of $84,328. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite Property and more of the Company's assets being put into service.

         Management fees and salaries during the nine-month period ending September 30, 2005 totaled $338,614 compared to $66,568 for the same nine-month period ending September 30, 2004. The Company incurred $90,000 in management fees to the CEO and President of the Company and $36,000 in management fees and salary to the Chief Financial Officer. Of these monies the Company paid $90,000 to the CEO and President and $32,000 to the CFO. The Company still owes $4,000 to the CFO. These monies in the amount of $4,000 are reflected on the balance sheet as a liability due to related parties, which is discussed elsewhere in this report. The balance of $212,614 in management fees and salaries was paid to employees at the Bissett Creek Graphite property during the nine-month period ending September 30, 2005. This represents an increase in the amount of $272,046 in management fees and salaries during the period ending September 30, 2005 compared to the period ending September 30, 2004. The Company had employees on site during the nine-month period ending September 30, 2005 and had no employees on site during the nine-month period ending September 30, 2004 as the Company used a sub-contractor during the nine-month period ending September 30, 2004.

         Other general and administrative expenses for the nine-month period ending September 30, 2005 totaled $764,327 compared to $950,476 for the same nine-month period ending September 30, 2004. This represents a decrease in the nine-month period ending September 30, 2005 of $186,149 over the same period ending September 30, 2004.

         The Company had a net loss of $1,353,443 for the nine-month period ending September 30, 2005 as compared to a net loss of $1,186,969 for the nine-month period ending September 30, 2004. This represents an increase of $166,474 in losses for the nine-month period ending September 30, 2005 compared to the same nine-month period ending September 30, 2004. This increase is due to an increase in activity surrounding the operations of the Company during the nine-month period ending September 30, 2005 compared to the same nine-month period ending September 30, 2004.

         The Company began producing graphite during the quarter ending September 30, 2005 and is continuing to market graphite that will be available from the Bissett Creek Graphite Property. Several Companies have expressed interest in the graphite from the Company's Bissett Creek Graphite Property. The Company has received two orders totaling twenty-five tons of graphite from two customers. The Company considers these orders as pre contract orders based on customer quality evaluations. These orders will generate an insignificant amount of revenue for the Company. These two Companies previously received small samples of graphite from the Company; they performed an analysis and ordered larger samples so that they could conduct further tests. The Company is pleased with this response but cautions investors that there are no firm orders for the Company's graphite at this time, other then the two orders totaling twenty-five tons. As production continued during the quarter ending September 30, 2005 it became apparent to management that a number of changes to the mill had to be made. The large flake graphite (mesh size -12 to +35) is the most valuable and it was discovered during initial production that a portion of the large flake size graphite was being destroyed at certain stages of production. An analysis was and is being performed at every stage of production. This analysis that has been conducted has resulted in management deciding to make some changes to the process which involves the relocating of some equipment that is currently installed to a different position in the line and to purchase additional equipment. At this writing these steps are at a work in progress stage and the management estimates that an additional $500,000 in capital expenditures will be required. This is discussed in the section of this report under liquidity and capital resources contained in the management discussion and analysis section of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has cash on hand at September 30, 2005 of $129,816 and a receivable of $28,306 as a result of tax input credits owed to the Company by the Government of Canada.

         The Company has prepaid expenses of $23,933. This represents the unused portion of an insurance policy that the Company carries for its building and equipment in the amount of $14,933. This policy expires September 6, 2006. The balance in the amount of $9,000 represents a prepaid royalty expense.

         The Company has total deposits in the amount of $32,674 as of September 30, 2005. The Company has on deposit with its landlord $1,521 which represents one-month rent and common costs associated with its premises located at 2500 One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3. The Company has entered into a lease, which expired on April 30, 2005 at which time the Company continues to rent office space on a month-to-month basis. The Company also has an advance against expenses to two employees in the amount of $4,700 and $26,453 for the purchase of equipment.

         The Company has total current liabilities due and payable in the amount of $1,701,645 due and payable over the next twelve months. The Company has total accounts payable of $97,430. The Company has the cash on hand in order to pay these accounts payable in an orderly fashion. The Company also owes $53,689 in accrued interest payable. Interest payable in the amount of $243 is currently due, $2,420 is payable on or before November 15, 2005, $33,495 is payable on or before December 31, 2005 and $17,531 is payable on or before July 31, 2006. Total loans in the amount of $1,543,763 are due and payable as follows; $96,000 on or before November 15, 2005, $1,356,967 on or before December 31, 2005 and $90,796 on or before July 31, 2006. The Company owes $4,000 to the CFO and this amount carries no interest. There are currently no payment terms regarding the amount owed to the CFO. Investors should be aware that management is currently in discussions with a creditor concerning the loan due in the amount of $1,356,967 on December 31, 2005. While management believes the creditor will extend the payment terms of this debt investors should be cautioned that there are no agreements in place at this time either verbally or in writing.

         The Company has secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $320 (Canadian $400 monthly) monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The Company does not have the cash on hand to pay these payments in an orderly fashion. These payments were originally $260 monthly however due to the weakness of the United States dollar in relation to the Canadian dollar they are $320 as of the date of this report. The Company currently owes for the months of July through September 2005 in the amount of $960; this amount is included in the Company's accounts payable as presented in the accompanying financial statements filed with this report on Form 10-Q for the period ending September 30, 2005.
Subsequent to September 30, 2005 this mortgage payment has been made and the payments are now current.

         During the nine-month period ending September 30, 2005 the Company has been able to secure debt financing in the amount of $1,452,967 from two non-affiliated shareholders. Total loans payable now amount to $1,543,763 as of the period ending September 30, 2005. Interest has accrued on this debt in the amount of $53,689. Debt in the amount of $90,796 is due payable on July 31, 2006 and the interest rate accruing on this portion of the debt is 7% annually. The balance of the debt in the amount of $1,452,967 is due and payable on November 15, 2005 in the amount of $96,000 and December 31, 2005 in the amount of $1,356,967. Any interest accrued is also due and payable on these dates.

         The Company owes $4,000 to an officer in management fees and salaries that were due and payable in the quarter ending September 30, 2005. There are no provisions to repay these monies at this time.

         Cash requirements for the balance of fiscal year ending December 31, 2005 are as follows:

         1.       Professional fees                               $  30,000
         2.       Management fees and salaries                      150,000
         3.       General & Administrative Expenses                 350,000
                                                                    -------
         Total Operating Budget                                    $530,000

         Investors should be aware that the above are estimates only and may change. The above is the Company's total operating budget only. The Company began producing graphite during the quarter ending September 30, 2005 and is continuing to market graphite that will be available from the Bissett Creek Graphite Property. Several Companies have expressed interest in the graphite from the Company's Bissett Creek Graphite Property. The Company has received two orders totaling twenty-five tons of graphite from two customers. The Company considers these orders as pre contract orders based on customer quality evaluations. These orders will generate an insignificant amount of revenue for the Company. These two Companies previously received small samples of graphite from the Company; they performed an analysis and ordered larger samples so that they could conduct further tests. The Company is pleased with this response butcautions investors that there are no firm orders for the Company's graphite at this time, other then the two orders totaling twenty-five tons. As production continued during the quarter ending September 30, 2005 it became apparent to management that a number of changes to the mill had to be made. The large flake graphite (mesh size -12 to +35) is the most valuable and it was discovered during initial production that a portion of the large flake size graphite was being destroyed at certain stages of production. An analysis was and is being performed at every stage of production. This analysis that has been conducted has resulted in management deciding to make some changes to the process which involves the relocating of some equipment that is currently installed to a different position in the line and to purchase additional equipment. At this writing these steps are at a work in progress stage and the management estimates that an additional $500,000 in capital expenditures will be required.

         The Company requires $2,640,849 in order to continue operations through December 31, 2005. The Company's operational budget for the three-month period beginning October 1, 2005 in the amount of $530,000 or a monthly operational cost of $176,666 for each of the months of October 1, 2005 through December 31, 2005. Estimated capital expenditures in the amount of $500,000 will be required. Total funds in the amount of $1,610,849 are required to pay the current liabilities due. These liabilities include loans and accrued interest payable in the amount of $1,506,656, accounts payable of $97,430, mortgage payable of $2,763 and $4,000 due to related parties. Subsequent to September 30, 2005 the Company obtained financing in the amount of $75,000 from a non-affiliated shareholder. This financing in the amount of $75,000 accrues interest at the rate of 10% per annum and the principal in the amount of $75,000 along with accrued interest is due on July 31, 2006. Since the Company has cash of $129,816 and has a receivable of $28,306 on hand as of September 30, 2005 and subsequent to September 30, 2005 has received an additional $75,000, the Company requires additional financing in the amount of $2,407,727. While management believes the Company will be successful in obtaining satisfactory financing to begin operations and continue operating throughout the balance of the fiscal year ending December 31, 2005, investors should be cautioned that the Company currently has no commitments of any type made by any person or entity to provide financing. Investors and potential investors should be aware that the Company might not be able to continue to operate throughout the current fiscal year ending December 31, 2005 without sales of its graphite or additional financing.

         Investors and potential investors should be aware that Company does not have the necessary funds to operate throughout its fiscal year ending December 31, 2005. Even if the Company is successful in obtaining the necessary financing there is no guarantee that the Company will be successful in marketing graphite. The Company intends to continue to seek debt financing to ensure its ability to operate throughout 2005 from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time extending beyond December 31, 2005 unless the Company obtains additional financing or begins production and successfully obtains a contract for graphite. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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

         During the first nine months of the Company's fiscal year ending December 31, 2005 management has begun revising the Company's internal and controls and procedures document basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and we believe, will satisfy the
Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

         To address this material weakness management has begun re-writing its internal controls and procedures manual based upon the Treadway Commission report as is appropriate to our operations during the first nine months of fiscal year ending December 31, 2005 and hopes to complete this by December 31, 2005.

         Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Form 8-K Report filed on August 15, 2005

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2005                    INDUSTRIAL MINERALS, INC.

                                       By:/s/Larry Van Tol
                                         -------------------------------------
                                            Larry Van Tol, Chief Executive
                                            Officer, President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 9, 2005                    INDUSTRIAL MINERALS, INC.

                                       By: /s/John Melnyk
                                           -------------------------------------
                                           John Melnyk, Chief Financial Officer,
                                           Secretary/Treasurer and Director