Form 10KSB
period 2005-12-31
INDUSTRIAL MINERALS INC
filed 2006-04-13
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________


                            INDUSTRIAL MINERALS, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

======================================== ===================================== =====================================
               Delaware                               000-30651                             11-3763974
                                                      ---------                             ----------
---------------------------------------- ------------------------------------- -------------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification No.)
            incorporation)
======================================== ===================================== =====================================


         ONE DUNDAS STREET WEST, SUITE 2500, TORONTO, ON, CANADA M5G 1Z3
                 ---------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:       (416) 979-4621
                                 --------------

Securities registered under Section 12(b) of the Exchange Act: None

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED

None                                   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of class)

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

         Yes      [X]      No [_]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [X]      No [_]

Indicate by checkmark whether the registrant is a shell filer (as defined in Rule 12b-2 of the Act)

         Yes      [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of December 31, 2005, 85,603,941 shares of the Company's Common Stock, no par value per share, were held by non-affiliates, which, based upon market closing price on December 31, 2005, of $0.50 had a value of $42,801,971.

There were 111,587,966 shares of Common Stock of the Registrant outstanding as of December 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

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

WEBSITE ACCESS TO COMPANY'S REPORTS

Industrial Minerals, Inc.'s internet website address is www.industrialmineralsinc.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are not yet available free of charge through our website. It is the intention of management to publish these reports on the Company's web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Until the reports are available on the company's web site anyone can request the report from the Company at the above address and the Company will furnish the report free of charge.

Transitional Small Business Disclosure Format (Check One)  Yes _____  No __X____

                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.  Description of Business                                               4
Item 2.  Description of Properties                                             7
Item 3.  Legal Proceedings                                                     9
Item 4.  Submission of Matters to a Vote of Security Holders                   9


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters 9
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 11
Item 7.  Financial Statements and Supplementary Data                          17
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                             17
Item 8A. Controls and Procedures                                              17
Item 8B. Other Information                                                    17

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    18
Item 10. Executive Compensation                                               21
Item 11. Security Ownership of Certain Beneficial Owners and Management
         And Related Stockholder Matters                                      22
Item 12. Certain Relationships and Related Transactions                       23
Item 13. Exhibits, Financial Statement Schedules                              23
Item 14. Principal Accounting Fees and Services                               24

SIGNATURES                                                                    25

                                     PART I

ITEM 1 -  DESCRIPTION OF BUSINESS

BACKGROUND

         The Company was formed November 6, 1996. The name of the Company was changed to PNW Capital, Inc. on May 16, 2000.

         The Company is a successor registrant pursuant to Section 12(g)3 of the Securities Exchange Act of 1934, by virtue of a statutory merger of the Parent, Winchester Mining Corp., a Delaware corporation, and its wholly owned subsidiary, Hi-Plains Energy Corp., a Wyoming corporation, with Winchester Mining Corporation being the survivor. There was no change to the issued and outstanding shares of Winchester Mining Corporation, and all shares of Hi-Plains Energy Corp. were retired by virtue of the merger.

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

         In the transaction IMI became a wholly owned subsidiary of PNW. The Company, nor its subsidiary, currently has any revenue producing operations. The stockholders of IMI became stockholders of PNW, and their rights as stockholders are governed by the PNW articles of incorporation and bylaws, as currently in effect, and the laws of the State of Delaware. Following the acquisition, PNW is continuing on IMI's operations under the changed company name to Industrial

Minerals, Inc. PNW's then current board of directors resigned and a new board of directors was appointed after Notice pursuant to Section 14f of the Securities and Exchange Act of 1934 was mailed to shareholders. Shareholders did not vote on this appointment of directors.

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

         As of March 15, 2004, the Ministry of Environment of the Province of Ontario has requested a storm water management plan from the Company. The Company has retained Knight Piesold to author this plan and it is anticipated that this plan will be submitted to the Ministry of Environment during fiscal year ending December 31, 2006.

         In August 2004, the Company through its wholly owned subsidiary, Industrial Minerals Canada, Inc., received notice from the Ministry of Northern Development and Mines for the Province of Ontario that the Bissett Creek Graphite Project Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario is now considered filed. Industrial Minerals, Inc. through its wholly owned subsidiary Industrial Minerals Canada, Inc. may now begin production of graphite on its Bissett Creek Graphite Property. During production the Company must comply with the Bissett Creek Graphite Closure Plan as filed.

RISK FACTORS

         The Company's business is subject to numerous risk factors, including the following:

         The Company is in the process of developing its mineral property for graphite at its Bissett Creek property. The company has built its processing building and installed equipment in preparation for attempted production of graphite.

         There has been minimal graphite production to date by the Company which has occurred during the commissioning of the process. The Company has no purchase orders for graphite to be produced by the Company. The Company hopes to be in production for graphite before the end of its current fiscal year, which is December 31, 2006, at its Bissett Creek mineral property. (Please see "management discussion and analysis" as contained in Item 6 hereof.)

         The Company has incurred working capital and cash flow shortages for its entire operational history. The Company expects to require further funding during fiscal year ending December 31, 2006. If the Company is not successful in obtaining further funding the Company will not be able to produce and market graphite from its Bissett Creek Graphite property.


ITEM 2 -  DESCRIPTION OF PROPERTIES

         After December 31, 2001 the Company has acquired and merged Industrial Minerals, Incorporation, a Nevada corporation, into itself. The Company owns mineral interests through its wholly owned subsidiary Industrial Minerals Canada, Inc. in a graphite mineral property in Canada as follows:

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

         On June 20, 2002, the Company acquired the following unpatented graphite mining claims. SO 1249711 (11 units) SO 1249723 (3 units) SO 1234705 (2 units). They cover a total area of approximately 625 acres or 248 hectares. They are located in Maria township in Ontario, Canada. The Company acquired the graphite mining claims from Messrs. P. McLean and F. Tagliamonte and from the estate of P. Lacombe. The Company paid $50,000 (Canadian) for the property. The transaction to acquire the claims were at "arms length" with Sellers. Sellers are not and were not affiliates of IMI at the time of the transaction. The Company is responsible for a royalty in the amount of $20 (Canadian) per tonne of graphite produced. The Company must pay an advance royalty of $27,000 Canadian yearly which will be recaptured once the property is producing and there are sales.

         The Company has been producing quality control samples for the past few months while adjustments were made to the processing plant. The property and processing plant are located 16km from the TransCanada Highway, 20km from the Canadian Pacific rail line and a 4-5 hour drive to the Port of Montreal.

         Industrial Minerals, Inc. has developed a totally dry process to recover graphite from its quartz/biotite/graphite ore body. It is the only graphite mine in the world to use this environmentally friendly extraction method. The process has proven to be capable of extracting 95 - 96% pure graphite economically from various parts of the ore body with feed contents ranging from 1.5 to 16.8% carbon.

         Industrial Minerals, Inc. through its wholly owned subsidiary Industrial Minerals Canada, Inc. owns 100% of the undivided interest in the Bissett Creek Graphite patented mineral lease, containing a resource of 640,000 tons of flake graphite on 10% of the patented mineral lease. The property is comprised of 28 patented claims covering an area of approximately 504 hectares (1,245 acres). It has been the subject of substantial earlier exploration drilling, trenching and metallurgical test work by KHD Canada, Kilborn Engineering, Pincock Alan and Holt and Cominco Engineering Services. The property is located in Maria Township in the Province of Ontario, Canada.

         The Company's mailing address is One Dundas Street West, Suite 2500, Toronto, ON M5G 1Z3.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders held in Toronto on July 20, 2005, the shareholders elected Larry Van Tol, John Melnyk, Stephen W. Weathers and Thomas S. Bamford and Patrick Rogers directors of the Corporation.

         The shareholders also approved the appointment of Toski, Schaefer & Co., P.C. as auditors for the fiscal year ending December 31, 2005.

         There were 1,105,000 shares represented in person and 89,965,653 shares represented by proxy. Each of the directors elected received 100% of the votes of the shares present. There were no votes recorded against any of the directors elected at the meeting.

         The shareholders voted to appoint Toski, Schaefer & Co., P.C. as auditors, 91,030,653 for, 40,000 abstain and no votes against were recorded.



                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND  RELATED STOCKHOLDER MATTERS

        (a) The Registrant's common stock is traded in the over-the-counter market under the symbol IDSM (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

         2004                    HIGH                    LOW
         ----                    ----                    ---
     1st quarter                 2.14                    1.65
     2nd quarter                 1.83                    1.70
     3rd quarter                 2.03                    1.60
     4th quarter                 2.10                    1.02


           2005                  HIGH                    LOW
           ----                  ----                    ---
     1st quarter                 1.27                    0.77
     2nd quarter                 1.01                    0.40
     3rd quarter                 0.77                    0.35
     4th quarter                 0.91                    0.35

         (b) As of December 31, 2005, there were 353 shareholders of record of the Registrant's common stock.

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


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS

          Twelve month periods ending December 31, 2005, 2004 and 2003

         The Company had revenues of $760 for 2005 and no revenue for 2004 and 2003. The Company's revenue in the amount of $760 is not significant to operations and is a result of a sample order by a potential customer.

         Total expenses for professional fees were $113,537, $86,932 and $91,858 for 2005, 2004 and 2003 respectively.

         Total royalty expenses were $21,330, $16,660, and $18,775 for 2005, 2004 and 2003 respectively. These expenses were incurred for the Bissett Creek Graphite property. The Company is required to pay a minimum yearly royalty of $21,600 whether graphite is produced or not. These payments are due semi-annually on March 6 and September 6 of each year. The Company has recorded a prepaid expense in the amount of $3,600 representing the January and February 2006 portion of the royalty payment paid on September 7, 2005. The fluctuations reported by the Company regarding this expense are due to the recent strength of the Canadian dollar versus the United States dollar. The Company is required to pay the royalty due in Canadian dollars and that minimum royalty is $27,000 Canadian annually.

         Total depreciation expenses were $248,060, $131,674, and $68,717 for 2005, 2004 and 2003 respectively.

         Total management fees and salaries were $480,132, $124,400, and $56,127 for 2005, 2004 and 2003 respectively. The Company incurred $120,000 in management fees to the CEO and President and $24,000 in salaries and $12,000 in management fees to the CFO in 2005. The Company still owes $20,000 to the CEO and President and $4,000 to the former CFO for 2005. These monies in the amount of $24,000 are reflected on the balance sheet as a liability due to related parties, which is discussed elsewhere in this report. The balance of $324,132 in management fees and salaries was paid to employees at the Bissett Creek Graphite property during the fiscal year ending December 31, 2005.

         Other general and administrative expenses totaled $981,940, $1,249,218, and $897,804 for 2005, 2004 and 2003, respectively.

         The Company had a net loss from operations of $1,844,239 in 2005, $1,608,884 in 2004 and $1,133,281 in 2003.

         The Company has had a net loss of $1,844,219,  $561,153, and $1,133,197 for 2005, 2004 and 2003 respectively. During fiscal year ending December 31, 2004 the Company had a gain from the extinguishment of debt in the amount of $1,047,634. This gain along with other income in the amount of $97 reduced the Company's net loss from operations by $1,047,731 from $1,608,884 to a net loss of $561,153 in fiscal year ending December 31, 2004. Investors should be cautioned that this is a one time gain and does not affect operating results.

                         Liquidity and Capital Resources

         The Company has cash on hand of $83,300 and a receivable at December 31, 2005 of $35,158. The receivable of $34,398 is a result of tax input credits owed to the company by the Government of Canada and a receivable in the amount of $760 owed to the Company as the result of a sale of graphite.

         The Company has prepaid expenses of $16,895. This represents the unused portion of an insurance policy in the amount of $13,295 that the company carries for its building and equipment. This policy expires September 6, 2006. Additionally, the company has $3,600 in a prepaid royalty expense.

         The Company has total deposits in the amount of $22,621 as of December 31, 2005 compared to $11,789 for the twelve-month period ending December 31, 2004. This represents an increase of $10,832. The Company has on deposit with its landlord $1,521 which represents one-month rent and common costs associated with its premises located at One Dundas Street West, Suite 2500, Toronto,
Ontario, Canada M5G 1Z3. The Company rents office space on a month- to-month basis. The Company also has a deposit on equipment in the amount of $18,000 and an advance against expenses to employees in the amount of $3,100.

         The Company has a long-term deposit of $230,000 with the Ministry of Finance for the Province of Ontario. During the year ending December 31, 2004 a Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company's deposit in the amount of $230,000 is a financial guarantee to the Province of Ontario ensuring that there are enough funds on hand to affect a proper closure of the Bissett Creek Graphite property.

         The Company had revenue of $760 during the twelve-month period ending December 31, 2005 and expects to have a small amount of revenue during the first quarter ending March 31, 2006. The Company anticipates increased sales commencing during the second quarter of 2006, however as a start up company management has no historical data to reasonably project any amount of revenue. Investors and potential investors should be aware that the Company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time.

         The Company has total current liabilities in the amount of $257,012 which is made up of accounts payable, $92,044, $51,589 due to related parties and $2,946 for the current portion of a mortgage payable. The Company also owes $90,796 and $19,637 in notes payable and accrued interest payable respectively. Investors and potential investors should be aware that the Company does not have the funds on hand to pay these current liabilities in an orderly fashion. The Company intends to continue to seek debt financing to complete this project from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

         During the fiscal year ending December 31, 2002 the Company secured a first mortgage which has a balance outstanding of $12,769 as of December 31, 2005. Included in this balance are the current principal payments required in fiscal 2006 of $2,946. A monthly payment of $320, which includes principal and interest for the next 20 months is required. The estimated balance of $7,723 on August 29, 2007 is then due and payable. This mortgage carries an interest rate of 7% compounded semi-annually not in advance.

         The Company had current loans payable of $90,796 and accrued interest of $19,637 as of December 31, 2005. The Company was granted an extension regarding this debt to July 31, 2006 during the twelve-month period ending December 31, 2005. Investors should be cautioned that virtually 100% of this debt is due and payable on July 31, 2006. The Company has not begun any discussions to negotiate terms more favorable to the Company concerning this debt. Should the Company not be able to retire this debt on July 31, 2006 investors should be cautioned that the Company might not be able to continue to operate.

         During the twelve-month period ending December 31, 2005 the Company has been able to secure additional debt financing in the amount of $1,745,216 from a non-affiliated shareholder. This debt now totals $1,745,216 for the period ending December 31, 2005. Interest in the amount of $71,892 has accrued on these loans payable as of December 31, 2005. This interest will continue to accrue at the rate of 10% per annum until June 30, 2008 when the total principal of $1,745,216 along with any accrued interest will become due and payable.

         As of April 4, 2006, this debt of $1,745,216 plus additional financing of $16,500 in 2006 and accrued interest of $115,026 has subsequently been exchanged for 6,255,810 common shares.

2005 highlights include:

1.       Limited sample production began and the Company shipped a sample order.
2. Once production was attempted management discovered that some equipment changes were required in order to further purify the graphite.

         As the specific changes (see 2 above) were discussed management began to look at the complete operation regarding the further purification of graphite and is continuing to do so. Management has prepared the following budget for fiscal year ending December 31, 2006.


         1. General & Administrative                   $   900,000
         2. Professional fees                              100,000
         3. Management Fees & Salaries                     400,000
         4. Equipment                                      200,000
                                                           -------
Total funds required                                   $ 1,600,000

         Investors should be aware that the above are estimates only and could change as the project continues through the production start up phase leading to increased production. It should be noted that costs of mining for fiscal 2006 are included in General and administrative costs detailed above.

         Through December 31, 2005, the Company has been able to obtain debt financing.

         As part of the budget discussed in the preceding paragraph the Company secured a first mortgage in the amount of $17,000 on a house and separate building during the fiscal year ending December 31, 2002. The balance of this mortgage was $12,769 at December 31, 2005. The payments on this mortgage are $320 monthly at an interest rate of 7% per annum, calculated semi-annually not in advance. This mortgage matures August 29, 2007.

         In addition to the Company's cash on hand of $83,300 and receivable of $35,158 at December 31, 2005, the Company requires additional financing in the amount of $1,481,542 to operate throughout fiscal year ending December 31, 2006. Investors should note this additional financing required assumes no revenue in fiscal 2006 as the Company has no historical figures to accurately project revenue. Management believes the Company will begin selling graphite creating revenue during fiscal 2006. Any revenue received less associated costs of production paid by the Company will reduce the financing required.

         Investors and potential investors should be aware that even though the Company has been able to raise funds to December 31, 2005, the Company may not be successful in obtaining satisfactory additional financing in the amount of $1,481,542. There are no financing commitments currently in place for the required funds in the amount of $1,481,542. The Company intends to continue to seek debt financing to complete this project from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

         Once increased production begins investors should be further cautioned that there might not be a market for the Company's graphite. The Company is currently seeking customers for its graphite. Several Companies have expressed interest in the graphite and some have requested production samples from the Company's Bissett Creek Graphite Property. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

         Investors and potential investors should be further cautioned that the ultimate success of the Company relies on the Company's ability to successfully mine and market its graphitic resource at a profit.

CONTRACTUAL OBLIGATIONS AND OTHER LONG-TERM LIABILITIES

         Industrial Minerals, Inc. has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on Industrial Minerals, Inc. and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on Industrial Minerals, Inc.'s balance sheet under GAAP. Based on this definition, the table below includes only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

         The following table provides aggregated information about Industrial Minerals, Inc.'s outstanding contractual obligations and other long-term liabilities as of December 31, 2005, exclusive of the amounts of long term debt that were exchanged for shares on April 4, 2006.

                                                        2006              2007
                                                      --------         ---------

         Mortgage Payable & Interest                $    3,840         $10,224
         Loan Payable & Interest                       114,385               -
         Environmental Assessments                     120,000               -
                                                     ---------         ---------

         Total Contractual Commitments              $  238,225         $10,224
                                                     =========         =========

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

         "The Company's financial statement has been presented on the basis that it is a going concern. The Company is in the exploration stage and has not earned significant revenues from operations. The Company's current liabilities exceed current assets by $99,038 and the Company recorded a net loss amounting to $1,844,219 during the year ended December 31, 2005. The Company's ability to continue, as a going concern is dependent upon its ability to develop additional sources of capital to operate it's Bissett Creek Property and ultimately, achieve profitable operations. Management plans to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities to ensure the business becomes profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties."

         If the Company can not continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. Management estimates a recovery of approximately 5 cents on the dollar in the event of a wholesale liquidation. Had this type of liquidation occurred in 2005 an increase in loss of $1,941,733 would have occurred with a corresponding decrease in stockholders equity from $74,208 to a deficit position of $1,867,525.

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

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A - CONTROLS AND PROCEDURES

         The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. However, the Company is a start-up Company and during the 4th quarter of fiscal year ending December 31, 2004 the Company began hiring employees to operate the Bissett Creek Graphite Mine. As a result of the expansion management has begun to write a procedures manual so that all employees that have the authority to make purchases on behalf of the Company have a procedure so that the integrity of financial reporting can be maintained.

ITEM 8B - OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 The current Executive officers of Registrant at December 31, 2005 are:

         NAME                       POSITION HELD             TENURE
         ----                       -------------             ------

         Larry Van Tol              President and CEO         Annual
                                    Acting CFO &
                                    Secretary/Treasurer

The persons who are directors of the Registrant at December 31, 2005 are:

         NAME                               AGE
         ----                               ---
         Larry Van Tol                      62
         Stephen W. Weathers                45
         Thomas S. Bamford                  56
         Patrick Rogers                     59


Business Experience

         The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

         LARRY VAN TOL, age 62, graduated with a Bachelor of Science degree in Business Administration and Economics from the University of Minnesota in 1967. From 1976 to present Mr. Van Tol has been the owner operator of Hilltop Florist and Greenhouse in Mankato, Minnesota. Mr. Van Tol has been a director of Security State Bank in Mankato. He has held this directorship since 1999. Mr. Van Tol is a member of the audit, company policy, compensation, investment and loan approval committees of Security State Bank. Security State bank is privately held and the 3rd largest of Mankato's 28 Banks. Security State bank has one location and $100 million in assets. Mr. Van Tol is also a director of Bancommunity Service Corp. Bancommunity is the privately held holding company of First National Bank of St. Peter, MN and Security State Bank of Mankato. Mr. Van Tol has held this position since 1999. Mr. Van Tol was elected a Director of Industrial Minerals, Inc. on October 24, 2003 and appointed President and CEO on November 12, 2004. Upon the resignation of John Melnyk, Mr. Van Tol became the Acting Chief Financial Officer and Secretary/Treasurer.

         STEPHEN W. WEATHERS, age 45, earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works in the environmental remediation division for a Duke Energy Field Services which is a natural gas processing company (1999-Present).

         THOMAS S. BAMFORD, age 56, obtained a Bachelor of Science in Geological Engineering from the University of Saskatchewan in 1971, Master of Science (Geology/Geophysics) from the University of Saskatchewan in 1973, and a Masters of Business Administration from the University of Saskatchewan in 1978.

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

         He held the following positions at Wascana Energy, Inc. (formerly Saskoil), Reserves and Evaluations Engineer (04/1975-09/1977), Educational Leave (09/1977-04/1978), Reservoir Engineer (04/1978-12/1979), Director Planning and Special Projects (01/1980-04/1983), Acting Vice-President, Finance (11/1981-04/1982), Manager, Exploration Geology (04/1983-11/1985), Manager,
Business Development (11/1985-06/1987), Manager, Corporate Planning (06/1987-08/1989), Manager, Research (05/1992-04/1994), Manager, Special
Projects (05/1992-04/1994) and Manager, Budgets and Reserves, (05/1994-12/1995).

         Mr. Bamford was appointed a Director of Industrial Minerals, Inc. on October 24, 2003.

         PATRICK ROGERS, age 59, graduated with a Bachelor of Science degree in Accounting from Mankato State University (now known as Minnesota State University - Mankato) in 1969. From 1969 to 1973 Mr. Rogers served in the United States Air Force and in 1973 returned to Mankato, Minnesota to purchase a one-third interest in a local accounting firm in which he eventually acquired a 100% interest. Mr. Rogers earned his Certified Public Accountant (CPA) designation in 1974 and the Certified Valuation Analyst (CVA) designation granted by the National Association of Certified Valuation Analysts (NACVA) in 1997. Today Mr. Rogers is a tax partner and former board member with the firm of Wolf, Etter and Co., a 100 person Certified Public Accounting firm with 3 offices in Minnesota and a total of 45 Certified Public Accountants on staff.

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

ITEM 10- EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

Cash Compensation.

         Compensation paid for all services provided up to December 31, 2005 (1) to each of our executive officers and (2) to all officers as a group.

                         -------------------------------------------- ---------------------------------------
                         -           ANNUAL COMPENSATION            - -       LONG TERM COMPENSATION        -
                         -------------------------------------------- ---------------------------------------
                                   -      ANNUAL COMPENSATION       - -          AWARDS             PAYOUTS -
------------------------ --------- ---------------------------------- ----------------------------- --------- -----------
NAME AND PRINCIPAL       YEAR      SALARY     BONUS    OTHER ANNUAL   RESTRICTED     SECURITIES     LTIP      ALL OTHER
POSITION                                               COMPENSATION   STOCK          UNDERLYING     PAYOUTS   COMPENSATION($)
                                                       ($)            AWARD(S) ($)   OPTIONS/       ($)
                                                                                     SARS (#)
------------------------ --------- ---------- -------- -------------- -------------- -------------- --------- -----------
          (a)              (b)        (c)       (d)         (e)            (f)            (g)         (h)        (i)
------------------------ --------- ---------- -------- -------------- -------------- -------------- --------- -----------
Larry Van Tol,           2003              0        0              0              0              0         0           0
President & CEO &        2004              0        0  $      10,000              0              0         0           0
Acting CFO,              2005              0        0  $     120,000              0              0         0           0
Secretary/Treasurer
------------------------ --------- ---------- -------- -------------- -------------- -------------- --------- -----------
John Melnyk, CFO         2003              0        0  $       8,000              0              0         0           0
Secretary/Treasurer      2004      $  24,000        0              0              0              0         0           0
(resigned 12/1/05)       2005      $  24,000        0  $      12,000              0              0         0           0
------------------------ --------- ---------- -------- -------------- -------------- -------------- --------- -----------
Officers as a Group      2003      $  48,127        0  $       8,000              0              0         0           0
                         2004      $  74,002        0  $      10,000              0              0         0           0
                         2005      $  24,000        0  $     132,000              0              0         0           0
------------------------ --------- ---------- -------- -------------- -------------- -------------- --------- -----------

                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (to December 31, 2005)

----------------------- ------------ -------------- ------------- --------------- -------------------- ------------ ----------
NAME                    YEAR         ANNUAL         MEETING       CONSULTING      NUMBER OF OPTION     SECURITIES   OTHER ($)
                                     RETAINER       FEES ($)      FEES/OTHER      SHARES EXERCISED     UNDERLYING
                                     FEES ($)                     FEES ($)                             OPTIONS/
                                                                                                       SARS (#)
----------------------- ------------ -------------- ------------- --------------- -------------------- ------------ ----------
Larry Van Tol,          2003                     0             0               0                    0            0          0
Director                2004                     0             0               0                    0            0          0
                        2005                     0             0               0                    0            0          0
----------------------- ------------ -------------- ------------- --------------- -------------------- ------------ ----------
Stephen W. Weathers,    2003                     0             0               0                    0            0          0
Director                2004                     0             0               0                    0            0          0
                        2005                     0             0               0                    0            0          0
----------------------- ------------ -------------- ------------- --------------- -------------------- ------------ ----------
Thomas S. Bamford,      2003                     0             0               0                    0            0          0
Director                2004                     0             0               0                    0            0          0
                        2005                     0             0               0                    0            0          0
----------------------- ------------ -------------- ------------- --------------- -------------------- ------------ ----------
Patrick Rogers,         2003                     0             0               0                    0            0          0
Director                2004                     0             0               0                    0            0          0
                        2005                     0             0               0                    0            0          0
----------------------- ------------ -------------- ------------- --------------- -------------------- ------------ ----------
John Melnyk, Director   2003                     0             0               0                    0            0          0
(resigned 12/1/05)      2004                     0             0               0                    0            0          0
                        2005                     0             0               0                    0            0          0
----------------------- ------------ -------------- ------------- --------------- -------------------- ------------ ----------
----------------------- ------------ -------------- ------------- --------------- -------------------- ------------ ----------
Directors as a Group    2003                     0             0               0                    0            0          0
                        2004                     0             0               0                    0            0          0
                        2005                     0             0               0                    0            0          0
----------------------- ------------ -------------- ------------- --------------- -------------------- ------------ ----------

         The following committees have been formed as of March 18, 2004 and membership as of December 31, 2005 is as follows:

         1) Nominating Committee - Members are Larry Van Tol, Stephen W. Weathers and Thomas S. Bamford. Thomas S. Bamford and Stephen W. Weathers are independent Directors as defined by the Sarbanes-Oxley Act of 2002. Larry Van Tol ceased to be an independent director as of his appointment to the position of CEO on November 12, 2004.

         2) Audit Committee - Members are Patrick Rogers and Thomas S. Bamford. Patrick Rogers and Thomas S. Bamford are independent Directors as defined by the Sarbanes-Oxley Act of 2002.

         3) Compensation  Committee - Members are Stephen W. Weathers and Thomas
S. Bamford. All Committee Members are independent Directors as defined by the Sarbanes-Oxley Act of 2002. As the compensation committee was discussing compensation surrounding the appointment of Mr. Van Tol to the position of CEO, Mr. Van Tol resigned from this committee on October 20, 2004.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table shows the share ownership of officers, directors and 5% or greater shareholders as of December 31, 2005. Investors should note that Cede & Co. holds 15,319,033 shares for a number of shareholders that have accounts at various brokerage firms throughout the world.

---------------------------------------------------------- ----------------------------- -----------------------------
        NAME AND ADDRESS OF BENEFICIAL OWNERSHIP               AMOUNT AND NATURE OF            PERCENT OF CLASS
                                                               BENEFICIAL OWNERSHIP
---------------------------------------------------------- ----------------------------- -----------------------------
Larry Van Tol, President, CEO & Director                                     652,250                     Less than .1%
Acting Chief Financial Officer & Secretary/Treasurer
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------
John Melnyk, Former                                                        5,701,200 (1)                     5.1%
CFO Secretary/Treasurer & Director
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------
Stephen W. Weathers, Director                                                 26,575                     Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------


Thomas S. Bamford, Director                                                  450,000 (2)                 Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------
Patrick Rogers, Director                                                     110,000 (3)                 Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
---------------------------------------------------------- ----------------------------- -----------------------------
Krystar International                                                     19,494,000                         17.5%
P.O. Box N-8198
East Bay Street
Management International Building
Nassau, Bahamas BWI
========================================================== ============================= =============================
Directors as a Group                                                       6,940,025                          5.2%
---------------------------------------------------------- ----------------------------- -----------------------------

(1)      Includes  Murphy's   Investment  Corp.  and  Olympic  View  Investments
         (beneficially John Melnyk's wife)
(2)      Includes 150,000 shares through the Bamford Family Trust
(3)      Includes 100,000 shares owned by Patrick Rogers spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(c) Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         General.  Toski,  Schaefer,  &  Co.,  P.C.  ("TSC")  is  the  Company's
principal public accounting firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining TSC's independence.

         The Company appointed an Audit Committee in 2005 consisting of independent directors Patrick Rogers and Thomas S. Bamford. Mr. Rogers is a CPA and a "qualified financial expert."

         Audit Fees. The following table sets out fees billed to the Company by TSC.

                                   2005              2004              2003
                                   ----              ----              ----

Audit Fees                       $23,100           $12,000            $9,000

Audit Related Fees                $4,400            $5,000            $4,800

         The Company had no audit committee for 2003 and 2004 thus the Board of Directors acted as the audit committee for the years 2003 and 2004. The Board had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2004.

         The audit committee for the year 2005 recommended TSC for the audit year 2005 and the shareholders at an annual meeting held in Toronto, Ontario, Canada appointed TSC the company's auditors for the 2005 audit year.

         The auditors' full time employees performed all audit work.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Industrial Minerals, Inc.

         Date: April 13, 2006              By:/s/Larry Van Tol
                                             -----------------------------
                                             Larry Van Tol, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Date: April 13, 2006              By:/s/Larry Van Tol
                                             -----------------------------
                                           Larry Van Tol, President and CEO
                                           Acting CFO and Secretary/Treasurer

                                           DIRECTORS:

         Date: April 13, 2006              By:/s/Larry Van Tol
                                             -----------------------------
                                           Larry Van Tol

         Date: April 13, 2006              By:/s/Stephen W. Weathers
                                             -----------------------------
                                           Stephen W. Weathers, Director

         Date: April 13, 2006              By:
                                             -----------------------------
                                           Thomas S. Bamford, Director

         Date: April 13, 2006              By:/s/Patrick Rogers
                                             -----------------------------
                                           Patrick Rogers, Director

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                     FINANCIAL STATEMENTS TABLE OF CONTENTS
                                December 31, 2005









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

Notes to Consolidated Financial Statements ............................ F-8-F-14

                          TOSKI, SCHAEFER & CO., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                            555 International Drive
                         Williamsville, New York 14221

                                   ---------
                            Telephone (716) 634-0700
                               Fax (716) 634-0764


                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Industrial Minerals, Inc. and Subsidiary
(An Exploration Stage Company)

         We have audited the accompanying consolidated balance sheets of Industrial Minerals, Inc. and Subsidiary (formerly PNW Capital, Inc.) (An Exploration Stage Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of PNW Capital, Inc. as of December 31, 2001, including the amounts presented for the period from inception (November 6, 1996) to December 31, 2001, were audited by other auditors whose report dated February 13, 2002 on those statements included an explanatory paragraph that described the Company's ability to continue as a going concern as discussed in note 8 to the financial statements.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Minerals, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


/s/Toski, Schaefer & Co., P.C.

Williamsville, New York
March 7, 2006
(except for notes 11 and 12, as to which date is April 10, 2006)

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                           Consolidated Balance Sheets

                     December 31, 2005 and December 31, 2004

                                                                                 DECEMBER 31           DECEMBER 31
                                                                                        2005                  2004
                                                                                --------------          ------------

Assets

Current Assets:
   Cash                                                                         $     83,300            $   27,726
   Receivables                                                                        35,158               105,925
   Prepaid expenses                                                                   16,895                15,540
   Deposits                                                                           22,621                11,789
                                                                                --------------          -----------

                                                 Total current assets                157,974               160,980

Long-term deposits                                                                   230,000               230,000
Building and equipment, at cost, less accumulated depreciation of
           $504,227 in 2005 and $256,167 in 2004                                   1,770,177             1,778,462
                                                                                --------------          -----------

                                                         Total assets           $  2,158,151            $2,169,442
                                                                                ==============          ===========
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                             $     92,044            $  120,326
   Accrued interest payable                                                           19,637                12,711
   Loans payable                                                                      90,796                90,796
   Due to related parties                                                             51,589                11,787
   Current installments of mortgages payables                                          2,946                 2,763
                                                                                --------------          -----------

                                            Total current liabilities                257,012               238,383

   Accrued interest payable                                                           71,892                     -
   Loans payable                                                                   1,745,216                     -
   Mortgage payable, excluding current installments                                    9,823                12,632
                                                                                --------------          -----------

                                                    Total liabilities              2,083,943               251,015
                                                                                --------------          -----------
Stockholders' equity:
   Common Stock, par value $.0001; 200,000,000 shares authorized;
   111,587,966 shares issued and outstanding for 2005 and 2004                         3,949                 3,949
   Additional paid-in capital                                                      4,204,331             4,204,331
   Deficit accumulated during exploration stage                                   (4,134,072)           (2,289,853)
                                                                                --------------          -----------

                                           Total stockholders' equity                 74,208             1,918,427
                                                                                --------------          -----------

                           Total liabilities and stockholders' equity           $  2,158,151            $2,169,442
                                                                                ==============          ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                      Consolidated Statements of Operations
        Twelve months ended December 31, 2005, 2004 and 2003 and for the period from November 6, 1996 (Date of Inception) to December 31, 2005

                                                                                                                       NOV. 6, 1996
                                                                     2005               2004               2003      (INCEPTION) TO
                                                                                                                      DEC. 31, 2005
                                                              -----------        -----------        ------------     ---------------
Revenue:                                                      $       760        $         -        $         -      $       16,297
                                                              -----------        -----------        ------------     ---------------


Expenses:
     Cost of revenues                                                   -                  -                  -              76,201
     Professional fees                                            113,537             86,932             91,858           1,312,131
     Royalty fees                                                  21,330             16,660             18,775              74,315
     Depreciation and amortization                                248,060            131,674             68,717             512,936
     Impairment of long-lived assets                                    -                  -                  -             582,176
     Management fees and salaries                                 480,132            124,400             56,127             660,659
     Other general and administrative                             981,940          1,249,218            897,804           3,680,089
                                                              -----------        -----------        ------------     ---------------

                                    Total expenses              1,844,999          1,608,884          1,133,281           6,898,507
                                                              -----------        -----------        ------------     ---------------

                              Loss from operations             (1,844,239)        (1,608,884)        (1,133,281)         (6,882,210)
                                                              -----------        -----------        ------------     ---------------

Other income:
     Interest income                                                   20                 97                 84               2,928
     Gain from extinguishment of debt                                   -          1,047,634                  -           1,047,634
     Other income                                                       -                  -                  -                 594
                                                              -----------        -----------        ------------     ---------------

                                Total other income                     20          1,047,731                 84           1,051,156
                                                              -----------        -----------        ------------     ---------------

                                          Net loss            $(1,844,219)       $  (561,153)       $(1,133,197)     $   (5,831,054)
                                                              ===========        ===========        ============     ===============

                  Net loss per common share issued            $     (0.02)       $     (0.01)       $     (0.02)
                                                              ===========        ===========        ============


Weighted average common shares outstanding                    111,587,966         81,649,078         55,549,253
                                                              ===========        ===========        ============







SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       F-4

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows
     Twelve months ended December 31, 2005, 2004 and 2003 and for the period from November 6, 1996 (Date of Inception) to December 31, 2005

                                                                           TWELVE MONTHS ENDED DECEMBER 31,
                                                                                                                       NOV. 6, 1996
                                                                     2005               2004               2003      (INCEPTION) TO
                                                                                                                      DEC. 31, 2005
                                                            --------------      -------------     --------------      --------------

Cash flows from operating activities:
     Net loss                                               $  (1,844,219)      $   (561,153)     $  (1,133,197)      $  (5,831,054)
     Adjustments to reconcile net loss to cash
            used in operating activities:
          Depreciation and amortization                           248,060            131,674             68,717             504,644
          Provision for bad debts                                       -                  -                  -              49,676
          Stock issued for services                                     -                  -                  -             414,606
          Impairment of long-lived assets                               -                  -                  -             297,882
          Gain on extinguishment of debt                                -         (1,047,634)                 -          (1,047,634)
          Changes in:
               Receivables                                         70,767            (65,658)           (20,673)            (39,327)
               Inventory                                                -                  -                  -              (5,527)
               Prepaid expenses                                    (1,355)            (5,079)            (4,062)            (17,435)
               Deposits                                           (10,832)            53,453            (64,446)            (22,621)
               Accounts payable and accrued expenses              (28,282)          (115,827)           161,908             (66,384)
               Due to related parties                              39,802             11,787           (180,000)            446,589
                                                            --------------      -------------     --------------      --------------

 Net cash used in operating activities                         (1,526,059)        (1,598,437)        (1,171,753)         (5,316,585)
                                                            --------------      -------------     --------------      --------------

 Cash flows from investing activities:
     Purchase of building and equipment                          (239,775)          (998,484)          (614,355)         (2,073,981)
     Investment in Multiplex                                            -                  -                  -             (75,000)
     Acquisition of goodwill                                            -                  -                  -            (149,057)
     Loan to related party                                              -                  -                  -             (50,000)
     Loan repayments                                                    -                  -                  -               4,493
     Long-term deposits                                                 -           (159,600)                 -            (159,600)
                                                            --------------      -------------     --------------      --------------

Net cash used in investing activities                            (239,775)        (1,158,084)          (614,355)         (2,503,145)
                                                            --------------      -------------     --------------      --------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                             -                  -                  -             744,859
     Net proceeds from loans payable                            1,745,216          2,001,980          2,283,335           6,785,451
     Proceeds from mortgage                                             -                  -                  -              17,000
     Principal payments on mortgage                                (2,626)            (1,081)              (409)             (4,231)
     Accrued interest payable                                      78,818            197,414             83,579             359,811
     Cash acquired in acquisition of Peanut Butter
      & Jelly, Inc.                                                     -                  -                  -                 140
                                                            --------------      -------------     --------------      --------------

Net cash provided by financing activities                       1,821,408          2,198,313          2,366,505           7,903,030
                                                            --------------      -------------     --------------      --------------

                                                                     (continued)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                      Consolidated Statements of Cash Flows
              Twelve months ended December 31, 2005, 2004 and 2003
          and for the period from November 6, 1996 (Date of Inception)
                        to December 31, 2005 (continued)



                                                                         TWELVE MONTHS ENDED DECEMBER 31,
                                                                                                                       NOV. 6, 1996
                                                                     2005               2004               2003      (INCEPTION) TO
                                                                                                                      DEC. 31, 2005
                                                            --------------      -------------     --------------      --------------

Net increase (decrease) in cash                             $      55,574       $   (558,208)     $     580,397       $     83,300

Cash, beginning of period                                          27,726            585,934              5,537                  -
                                                            --------------      -------------     --------------      --------------

Cash, end of period                                         $      83,300       $     27,726      $     585,934       $     83,300
                                                            ==============      =============     ==============      ==============

Supplemental cash flow disclosures:
     Cash paid for interest                                 $           -       $          -      $           -       $        113
                                                            ==============      =============     ==============      ==============

     Cash paid for income taxes                             $           -       $          -      $           -       $          -
                                                            ==============      =============     ==============      ==============
     Non-cash investing and financing activities:
          Shares issued for debt                            $           -       $  4,969,891      $           -       $  5,564,891
                                                            ==============      =============     ==============      ==============

          Shares issued for services                        $           -       $          -      $           -       $    414,606
                                                            ==============      =============     ==============      ==============

          Shares issued for investment                      $           -       $          -      $           -       $         30
                                                            ==============      =============     ==============      ==============

          Shares issued for accrued interest                $           -       $    268,281      $           -       $    268,281
                                                            ==============      =============     ==============      ==============

          Long term deposits financed by accounts           $           -       $     70,400      $           -       $     70,400
              payable
                                                            ==============      =============     ==============      ==============

     Property costs financed by issuance of common
              stock                                         $           -       $          -      $           -       $     30,000
                                                            ==============      =============     ==============      ==============

     Equipment financed by:
          Accounts payable                                  $           -       $          -      $           -       $    200,000
          Issuance of common stock                                      -                  -                  -              5,000
                                                            --------------      -------------     --------------      --------------

                                                            $           -       $          -      $           -       $    205,000
                                                            ==============      =============     ==============      ==============




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                 Consolidated Statement of Stockholders' Equity
                                December 31, 2005

                                                                                 Additional   Deficit Accumulated
                                                 Common Stock                       Paid-In            During the
                                                                                    Capital     Exploration Stage            Totals
                                        # of shares         Amount
                                        ------------  -----------------     ---------------   -------------------     --------------
Inception -November 6, 1996                        -  $               -                   -                     -                 -
Balance at December 31, 1998                 252,500                 25             505,143              (750,830)         (245,662)
Issuance of stock for cash                    30,000                  3             146,618                     -           146,621
Issuance of stock for services                55,000                  6             274,994                     -           275,000
Net loss                                           -                  -                   -              (259,404)         (259,404)
                                        ------------  -----------------     ---------------   -------------------     --------------

Balance as at December 31, 1999              337,500                 34             926,755            (1,010,234)          (83,445)

Issuance of stock for cash                    84,900                  8             413,062                     -           413,070
Issuance of stock for services                70,000                  7             349,993                     -           350,000
Issuance of stock for Multiplex
     stock                                     3,000                  1                  29                     -                30
Issuance of stock for acquisition            475,463                 47               4,699                     -             4,746
Net loss                                           -                  -                   -              (694,758)         (694,758)
                                        ------------  -----------------     ---------------   -------------------     --------------

Balance as at December 31, 2000              970,863                 97           1,694,538            (1,704,992)          (10,357)

Issuance of stock for compensation            30,000                  3              59,997                     -            60,000
Net loss                                           -                  -                   -               (67,251)          (67,251)
                                        ------------  -----------------     ---------------   -------------------     --------------

Balance as at December 31, 2001            1,000,863                100           1,754,535            (1,772,243)          (17,608)

Issuance of stock in connection           35,000,000              3,500          (1,740,393)            1,696,982           (39,911)
     with acquisition of Industrial
     Minerals Incorporated
Minimum 50 shares post-split                  30,758                  -                   -                     -                 -
     allocation
Net loss                                           -                  -                   -              (520,242)         (520,242)
                                        ------------  -----------------     ---------------   -------------------     --------------

Balance as at December 31, 2002           36,031,621              3,600              14,142              (595,503)         (577,761)

Minimum 50 shares post-split                     327                  -                   -                     -                 -
     allocation
2-for-1 split                             36,031,948                  -                   -                     -                 -
Net loss                                           -                  -                   -            (1,133,197)       (1,133,197)
                                        ------------  -----------------     ---------------   -------------------     --------------

Balance as at December 31, 2003           72,063,896              3,600              14,142            (1,728,700)       (1,710,958)

3-for-2 split                             36,031,948                  -                   -                     -                 -

Allocation on round-up of shares                   7                  -                   -                     -                 -
Issuance of stock in settlement of
     debt                                  3,492,115                349           4,190,189                     -         4,190,538
Net loss                                           -                  -                   -              (561,153)         (561,153)
                                        ------------  -----------------     ---------------   -------------------     --------------

Balance as at December 31, 2004          111,587,966              3,949           4,204,331            (2,289,853)        1,918,427

Net loss                                           -                  -                   -            (1,844,219)       (1,844,219)
                                        ------------  -----------------     ---------------   -------------------     --------------

Balance as at December 31, 2005          111,587,966  $           3,949           4,204,331            (4,134,072)           74,208
                                        ============  =================     ===============   ===================     ==============


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

(b) Nature of Operations
The Company is in the graphite mining industry, and has mineral rights on the Company's Bissett Creek Graphite property in Ontario, Canada. Commissioning of the plant began in September 2004 and limited production began in fiscal 2005. It is the intention of the Company to increase production throughout fiscal year 2006.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2005, no impairment in value has been recognized.

(h) Net Loss Per Share
Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the year.

(i) Other Comprehensive Income
The Company has no material components of comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

(j) Fair Value of Financial Instruments
The fair value of the Company's financial instruments approximated their carrying values at December 31, 2005 and 2004.

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

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

(l) Income Taxes
The Company is liable for income taxes on future taxable income generated. As of December 31, 2005, the Company has net loss carry forwards of $5,831,054 which will be used as an offset to future taxable income. Due to the Exploration Stage nature of the Company, a deferred tax asset has not been recorded at December 31, 2005.

(m) Principles of Consolidation
The consolidated financial statements include all accounts of Industrial Minerals, Inc. and its wholly owned subsidiary, Industrial Minerals Canada, Inc. All material inter-company transactions have been eliminated.

(n) Recent Pronouncements
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company will adopt this provision, as applicable, during fiscal year 2006.

NOTE 2 - BUILDING AND EQUIPMENT

Building and equipment are recorded at cost. A summary of building and equipment at December 31, 2005 are as follows:
                                               2005                      2004
                                           -------------           -------------

Building and improvements                  $    576,240            $     551,521
Equipment                                     1,698,164                1,483,108
                                           -------------           -------------
Total building and equipment                  2,274,404                2,034,629
Less accumulated depreciation                   504,227                  256,167
                                           -------------           -------------
Net building and equipment                 $  1,770,177            $   1,778,462
                                           =============           =============

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE 3- LOANS PAYABLE

Loans payable at December 31, 2005 and 2004 consists of the following:

                                                                          2005                 2004
                                                                    --------------      ----------------
Non-affiliated shareholder,  unsecured,  interest at 7%.
No monthly installments are required.
Principal and accrued interest due July 2006.                       $      90,796       $      90,796

Non-affiliated shareholder,  unsecured, interest at 10%.
No monthly installments are required.
Principal and accrued interest due June 2008                        $   1,745,216                   -
                                                                    --------------      ----------------


Total notes payable                                                 $   1,836,012       $      90,796

Less current portion                                                      (90,796)            (90,796)
                                                                    --------------      ----------------

loans payable non-current                                           $   1,745,216                   -
                                                                    ==============      ================

NOTE 4- MORTGAGE PAYABLE

Mortgage payable, seller, monthly payments of $320 with
interest at 7% beginning September  2002  through  August
2007 and a balloon  payment  for the  remaining balance due
at August 2007. Secured by real property located in
Bissett Creek, Ontario, Canada.                                        $12,769

                      Less current installments                          2,946
                                                                    --------------

                      Mortgage payable, less current installments      $ 9,823
                                                                    ==============

The aggregate maturity of the mortgage payable for the two years following December 31, 2005 is as follows:

2006       $  2,946
2007          9,823
           ---------
           $ 12,769

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE-5 RELATED PARTY TRANSACTION

The Company was liable to two officers of the Company, for business related expenses in the amount of $27,589 and unpaid management fees in the amount of $24,000. The balance of this accounts payable amounted to $51,589 at December 31, 2005. At December 31, 2004, the company was liable to two officers for business related expenses of $11,787.

NOTE-6 COMMITMENTS

(a) Office Space

As of April 30, 2005, the Company will occupy the premises of its Toronto office space on a month-to-month basis. The Company is obligated under terms of a lease for their Mankato office space for monthly rent of $950 until September 30, 2008.

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

(c) Mine Development and Closure

A Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. A financial assurance in the amount of $230,000 has been accounted for as a long term deposit. The Company has paid $230,000 to the Minister of Finance for the Province of Ontario. This financial assurance represents the amount that would be required to restore the Company's Bissett Creek Graphite Property to its original environmental state. The money pledged for this financial assurance will be returned to the Company once the Ministry of Northern Development and Mines is satisfied that the obligations contained in the Mine Development and Closure Plan have been performed by the Company. Should the Company not perform its obligations contained in the Mine Development and Closure Plan the Ministry of Northern Development and Mines will restore the Company's Bissett Creek Graphite property site to its original environmental state using the $230,000 financial assurance.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE-7 CAPITAL STOCK

There  were  no  capital  stock  transactions   during  2005.  The  Company  has
111,587,966 shares issued and outstanding at December 31, 2005.

NOTE 8- GOING CONCERN

The Company's financial statement has been presented on the basis that it is a going concern. The Company is in the exploration stage and has not earned significant revenues from operations. The Company's current liabilities exceed current assets by $99,038 and the Company recorded a net loss amounting to $1,844,219 during the year ended December 31, 2005. The Company's ability to continue, as a going concern is dependent upon its ability to develop additional sources of capital to operate it's Bissett Creek Property and ultimately, achieve profitable operations. Management plans to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities to ensure the business becomes profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9- TRANSLATION OF FOREIGN CURRENCIES

The assets and liabilities of subsidiaries located outside of the United States are translated in U.S. dollars at the rates of exchange at the balance sheet dates. Foreign currency transaction gains or losses are reflected in the results of operations.

NOTE 10- INCOME TAXES

The Company has made no provisions for income taxes because the Company has incurred operating losses in all jurisdictions.

The FASB has issued Statement of Financial Accounting Standards Number 109 (SFAS
109) "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing liabilities.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

The net deferred income tax asset consisted of the following components at December 31, 2005 and 2004:

                                               2005                2004
                                           -------------       -------------
         Deferred tax asset:
         Net operating loss carryforwards     $5,831,054         3,986,835
         Valuation allowance                  (5,831,054)       (3,986,835)
                                           -------------       -------------

            Net deferred income tax asset $            -      $          -
                                           =============       =============

At December 31, 2005, the Company had a net operating loss carry forwards of approximately $5,831,054 for federal income tax purposes. These carry forwards if not utilized to offset taxable income will begin to expire in 2020.

NOTE 11- SUBSEQUENT EVENT

During the first quarter of the Company's fiscal year ending December 31, 2006, additional financing in the amount of $16,500 at an annual interest rate of 10% has been obtained. The principal along with accrued interest is due and payable on July 31, 2008. A non-affiliated shareholder has advanced these funds.

On April 4, 2006, in order to provide for the conversion of certain long term debt to equity, the Board has determined that it is appropriate to issue 6,255,810 shares of restricted common stock, for total debt to be converted to $1,876,742. This settlement of debt was in payment of a loan payable to a non-affiliated shareholder, consisting of principal in the amount of $1,761,716 and interest accrued in the amount of $115,026. A Proforma Balance Sheet at December 31, 2005 is presented in the following note representing this transaction as if it had occurred prior to December 31, 2005.

NOTE 12 - PROFORMA BALANCE SHEET

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                             Proforma Balance Sheet

                                December 31, 2005

                                                                                                     DECEMBER 31, 2005
                                                                                                ----------------------
ASSETS

Current Assets:
   Cash                                                                                         $               83,300
   Receivables                                                                                                  35,158
   Prepaid expenses                                                                                             16,895
   Deposits                                                                                                     22,621
                                                                                                ----------------------
                                                                     Total current assets                      157,974

Long-term deposits                                                                                             230,000
Building and equipment, at cost, less accumulated depreciation of
           $504,227 in 2005 and $256,167 in 2004                                                             1,770,177
                                                                                                ----------------------

                                                                             Total assets       $            2,158,151
                                                                                                ======================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                             $               92,044
   Accrued interest payable                                                                                     19,637
   Loans payable                                                                                                90,796
   Due to related parties                                                                                       51,589
   Current installments of mortgages payables                                                                    2,946
                                                                                                ----------------------
                                                                Total current liabilities                      257,012
   Mortgage payable, excluding current installments                                                              9,823
                                                                                                ----------------------
Total liabilities                                                                                              266,835
                                                                                                ----------------------

Stockholders' equity:
  Common Stock, par value $.0001; 200,000,000 shares authorized;
   117,843,776 shares issued and outstanding for 2005                                                            4,575
   Additional paid-in capital                                                                                6,020,813
   Deficit accumulated during exploration stage                                                             (4,134,072)
                                                                                                ----------------------
Total stockholders' equity                                                                                   1,891,316
                                                                                                ----------------------
Total liabilities and stockholders' equity                                                      $            2,158,151
                                                                                                ======================

                                      F-15