Form 10QSB
period 2006-03-31
INDUSTRIAL MINERALS INC
filed 2006-05-15
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

___X______ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

_________  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        FOR QUARTER ENDED MARCH 31, 2006

                        Commission file number: 000-30651


                            INDUSTRIAL MINERALS, INC.
                         ------------------------------
             (Exact name of Registrant as Specified in its Charter)


       Delaware                                        06-1474412
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

                                    Yes      X                No _______
                                        --------------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes                       No ___X____
                                        -------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     As of March 31, 2006 the number of shares outstanding of the registrant's only class of common stock was 111,787,966.


     Transitional Small Business Disclosure Format (Check one):

                                    Yes _________    No     ___X____

                                TABLE OF CONTENTS

                                                                                                                  Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                      1

         Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 (audited).........     2

         Consolidated Statements of Operations (unaudited) for the Three Months ended
         March 31, 2006 and 2005 and for the period November 6, 1996 (date of inception),
         to March 31, 2006....................................................................................     3

         Consolidated  Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2006 and 2005 and for the period November 6, 1996 (date
         of inception) to March 31, 2006 .....................................................................     4

         Consolidated Statement of Stockholders' Equity (unaudited) as of March 31, 2006......................     6

         Notes to Consolidated Financial Statements (unaudited)...............................................     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     9

Item 3.  Controls and Procedures..............................................................................     12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     13

Item 3.  Defaults upon Senior Securities......................................................................     13

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     13

Item 5.  Other Information....................................................................................     13

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     14

Signatures....................................................................................................     14

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

         The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's Form 10-KSB.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet
                      March 31, 2006 and December 31, 2005

                                                                                       March 31,        December 31,
                                                                                         2006               2005
                                                                                    -------------      ------------
                                                                                     (Unaudited)
                                     ASSETS

Current assets:
     Cash and Cash Equivalents                                                      $       7,921      $     83,300
     Receivables                                                                            1,771            35,158
     Prepaid expenses                                                                      16,626            16,895
     Deposits                                                                              21,921            22,621
                                                                                    -------------      ------------
                           Total current assets                                            48,239           157,974

Long-term deposits                                                                        230,000           230,000
Building and equipment, at cost, less accumulated
     depreciation of $538,379 in 2006 and $504,227 in 2005                              1,736,026         1,770,177
                                                                                    -------------      ------------

                           Total assets                                             $   2,014,265      $  2,158,151
                                                                                    =============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $     129,321      $     92,044
     Accrued interest payable                                                              21,297            19,637
     Loans payable                                                                         90,796            90,796
     Due to related parties                                                               116,044            51,589
     Current installments of mortgage payables                                              2,348             2,946
                                                                                    -------------      ------------
                           Total current liabilities                                      359,806           257,012

     Accrued interest payable                                                             115,026            71,892
     Loans Payable                                                                      1,761,716         1,745,216
     Mortgage payable, excluding current installments                                      10,425             9,823
                                                                                    -------------      ------------

                           Total liabilities                                            2,246,973         2,083,943
                                                                                    -------------      ------------

Stockholders' equity:
     Common Stock, par value $.00004; 200,000,000 shares authorized;
     111,787,966 shares issued and outstanding                                              3,969             3,949
     Additional paid-in capital                                                         4,273,971         4,204,331
     Deficit accumulated during exploration stage                                      (4,510,648)       (4,134,072)
                                                                                    -------------      ------------

                           Total stockholders' equity                                    (232,708)           74,208
                                                                                    -------------      ------------

                           Total liabilities and stockholders' equity               $   2,014,265      $  2,158,151
                                                                                    =============      ============


See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                Consolidated Statements of Operations (Unaudited)
             Three months ended March 31, 2006 and 2005 and for the
       period from November 6, 1996 (Date of Inception) to March 31, 2006


                                                                                             Nov. 6, 1996
                                                         Three months ended March 31,       (inception) to
                                                            2006              2005           Mar. 31, 2006
                                                        ------------     --------------     ---------------

Revenue:                                                $         -      $          -       $       16,297
                                                        ------------     --------------     ---------------
Expenses:
     Cost of revenues                                             -                 -               76,201
     Professional fees                                       45,555            15,335            1,357,686
     Royalty fees                                             5,738             5,400               80,053
     Depreciation and amortization                           34,152            55,095              547,088
     Impairment of long-lived assets                              -                 -              582,176
     Management fees and salaries                           112,491            90,125              773,150
     Other general and administrative                       178,643           170,503            3,858,732
                                                        ------------     --------------     ---------------

                               Total expenses               376,579           336,458            7,275,086
                                                        ------------     --------------     ---------------
                         Loss from operations              (376,579)         (336,458)          (7,258,789)
                                                        ------------     --------------     ---------------
Other income:
     Interest income                                              3                 4                2,931
     Gain from extinguishment of debt                             -                 -            1,047,634
     Other income                                                 -                 -                  594
                                                        ------------     --------------     ---------------

                           Total other income                     3                 4            1,051,159
                                                        ------------     --------------     ---------------

                                     Net loss           $  (376,576)     $   (336,454)      $   (6,207,630)
                                                        ============     ==============     ===============

             Net loss per common share issued           $     (0.00)     $      (0.00)
                                                        ============     ==============

Weighted average common shares outstanding              111,621,299       111,587,966
                                                        ============     ==============







See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)
                 Three months ended March 31, 2006 and 2005 and
           for the period from November 6, 1996 (Date of Inception) to
                                 March 31, 2006


                                                                              Three months
                                                                                 ended
                                                                                March 31,                 November 6, 1996
                                                                               ---------                  (inception) to
                                                                        2006                2005           March 31, 2006
                                                                   ---------------    --------------      ---------------
Cash flows from operating activities:
     Net loss                                                      $    (376,576)        (336,454)           (6,207,630)
     Adjustments to reconcile net loss to
            net cash used in operating activities:
         Depreciation and amortization                                    34,152           55,095               538,796
         Provision for bad debts                                               -                -                49,676
         Stock issued for services                                             -                -               414,606
         Impairment of long-lived assets                                       -                -               297,882
         Gain on extinguishment of debt                                        -                -            (1,047,634)
         Changes in:
              Receivables                                                 33,387           94,132                (5,940)
              Inventory                                                        -                -                (5,527)
              Prepaid expenses                                               270           (5,400)              (17,165)
              Deposits                                                       700          (41,632)              (21,921)
              Accounts payable and accrued expenses                       37,281           40,402               (29,705)
              Due to related parties                                      64,454          (11,787)              511,043
                                                                   ---------------    --------------      ---------------

                           Net cash used in operating
                             activities                                 (206,332)        (205,644)           (5,523,519)
                                                                   ---------------    --------------      ---------------

Cash flows from investing activities:
     Purchase of building and equipment                                        -          (76,955)           (2,073,981)
     Investment in Multiplex                                                   -                -               (75,000)
     Acquisition of goodwill                                                   -                -              (149,057)
     Loan to related party                                                     -                -               (50,000)
     Loan repayments                                                           -                -                 4,493
     Long-term deposits                                                        -                -              (159,600)
                                                                   ---------------    --------------      ---------------

                           Net cash used in
                             investing activities                              -          (76,955)           (2,503,145)
                                                                   ---------------    --------------      ---------------

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

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                Consolidated Statements of Cash Flows (Unaudited), Continued


                                                                              Three months
                                                                                 ended
                                                                                March 31,                 November 6, 1996
                                                                               ---------                  (inception) to
                                                                        2006                2005           March 31, 2006
                                                                   ---------------    --------------      ---------------


Cash flows from financing activities:
     Net proceeds from sale of common stock                        $      69,660                -               814,519
     Net proceeds from loans payable                                      16,500          280,000             6,801,951
     Proceeds from mortgage                                                    -                -                17,000
     Principal payments on mortgage                                            -             (698)               (3,629)
     Accrued interest payable                                             44,793            3,671               404,604
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                                  -                -                   140
                                                                   ---------------    --------------      ---------------

                           Net cash provided by
                               financing activities                      130,953          282,973             8,034,585
                                                                   ---------------    --------------      ---------------

Net decrease in cash                                                     (75,379)             374                 7,921

Cash and Cash Equivalents, beginning of period                            83,300           27,726                     -
                                                                   ---------------    --------------      ---------------

Cash and Cash Equivalents, end of period                           $       7,921           28,100                 7,921
                                                                   ===============    ==============      ===============

Supplemental cash flow disclosures:
     Cash paid for interest                                        $           -                -                   113
                                                                   ===============    ==============      ===============

     Cash paid for income taxes                                    $           -                -                     -
                                                                   ===============    ==============      ===============

Non cash investing and financing activities:
     Shares issued for debt                                        $           -                -             5,564,891
                                                                   ===============    ==============      ===============
     Shares issued for services                                    $           -                -               414,606
                                                                   ===============    ==============      ===============
     Shares issued for investment                                  $           -                -                    30
                                                                   ===============    ==============      ===============
     Shares issued for accrued interest                            $           -                -               268,281
                                                                   ===============    ==============      ===============
     Long term deposits financed be accounts payable               $           -                -                70,400
                                                                   ===============    ==============      ===============


     Property costs financed by insurance
         of common stock                                           $           -                -                30,000
                                                                   ===============    ==============      ===============

     Equipment financed by:
         Accounts payable                                                      -                -               200,000
         Insurance of common stock                                             -                -                 5,000
                                                                    ---------------    --------------      ---------------

                                                                   $           -                -               205,000
                                                                   ===============    ==============      ===============


See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (Unaudited)
                                 March 31, 2006

                                                                                           Deficit
                                                                                         Accumulated
                                                                          Additional     During the
                                                  Common Stock             Paid-In       Exploration
                                          ---------------------------       Capital         Stage           Totals
                                           # of Shares          Amount
                                          ------------       ----------  -------------    -----------    ------------

Inception - November 6, 1996                        -       $       -              -              -              -

Balance at December 31, 1998                  252,500              25        505,143       (750,830)      (245,662)
Issuance of stock for cash                     30,000               3        146,618              -        146,621
Issuance of stock for services                 55,000               6        274,994              -        275,000
Net loss                                            -               -              -       (259,404)      (259,404)
                                          ------------       ----------  -------------    -----------    ------------

Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)       (83,445)

Issuance of stock for cash                     84,900               8        413,062              -        413,070
Issuance of stock for services                 70,000               7        349,993              -        350,000
Issuance of stock for Multiplex
     stock                                      3,000               1             29              -             30
Issuance of stock for acquisition             475,463              47          4,699              -          4,746
Net loss                                            -               -              -       (694,758)      (694,758)
                                          ------------       ----------  -------------    -----------    ------------

Balance at December 31, 2000                  970,863              97      1,694,538     (1,704,992)       (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997              -         60,000
Net loss                                            -               -              -        (67,251)       (67,251)
                                          ------------       ----------  -------------    -----------    ------------

Balance at December 31, 2001                1,000,863             100      1,754,535     (1,772,243)       (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000           3,500     (1,740,393)     1,696,982         (39,911)
Minimum 50 shares
     post-split allocation                     30,758               -              -              -               -
Net loss                                            -               -              -       (520,242)       (520,242)
                                          ------------       ----------  -------------    -----------    ------------

Balance at December 31, 2002               36,031,621           3,600         14,142       (595,503)       (577,761)

Minimum 50 shares
     post-split allocation                        327               -              -              -               -
2-for-1 split                              36,031,948               -              -              -               -

Net loss                                            -               -              -     (1,133,197)     (1,133,197)
                                          ------------       ----------  -------------    -----------    ------------

Balance at December 31, 2003               72,063,896           3,600         14,142     (1,728,700)     (1,710,958)

3-for-2 split                              36,031,948               -              -              -               -

Allocation on round-up
              of shares                             7               -              -              -               -
Issuance of stock in settlement of debt     3,492,115             349      4,190,189              -       4,190,538
Net loss                                            -               -              -       (561,153)       (561,153)
                                          ------------       ----------  -------------    -----------    ------------

                                                                                                        (continued)

See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
           Consolidated Statement of Stockholders' Equity (Unaudited)
                                 March 31, 2006

                                                                                           Deficit
                                                                                         Accumulated
                                                                          Additional     During the
                                                  Common Stock             Paid-In       Exploration
                                          ---------------------------       Capital         Stage           Totals
                                           # of Shares          Amount
                                          ------------       ----------  -------------    -----------    ------------


Balance at December 31, 2004              111,587,966       $   3,949      4,204,331     (2,289,853)      1,918,427

Net loss                                            -               -              -     (1,844,219)     (1,844,219)
                                          ------------       ----------  -------------    -----------    ------------



Balance at December 31, 2005              111,587,966       $   3,949      4,204,331     (4,134,072)         74,208
                                          ------------       ----------  -------------    -----------    ------------

Issuance of stock for cash                    200,000              20         69,640              -          69,660

Net loss                                            -               -              -       (376,576)       (376,576)
                                          ------------       ----------  -------------    -----------    ------------


Balance at March 31, 2006                 111,787,966       $   3,969      4,273,971     (4,510,648)       (232,708)
                                          ============       ==========  =============    ===========    ============



















See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                Three months period ended March 31, 2006 and 2005


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

PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDING MARCH 31, 2006 AND MARCH 31, 2005

During the three-month period ending March 31, 2006 the Company had no revenues. The Company had no revenue during the same three-month period ending March 31, 2005.

The Company incurred expenses for professional fees in the amount of $45,555 during the three-month period ending March 31, 2006 compared to $15,335 during the three-month period ending March 31, 2005. This is an increase of $30,220 due to the hiring of engineering consultants to oversee the graphite production process.

The Company incurred royalty expenses in the amount of $5,738 during the three-month period ending March 31, 2006. The Company is required to pay a minimum yearly royalty of $21,600 ($27,000 CDN dollars) whether the Company is producing graphite or not. There was a royalty payment made in the amount of $5,400 during the three-month period ending March 31, 2005. This is an increase of $338 in royalty expense during the three-month period ending March 31, 2006 compared to the three-month period ending March 31, 2005.

Depreciation and amortization expense for the three-month period ending March 31, 2006 totaled $34,152, compared to $55,095 for the three-month period ending March 31, 2005. This represents a decrease of $20,943. This decrease is the result of fully depreciated assets at the Company's Bissett Creek Graphite property.

Management fees and salaries during the three-month period ending March 31, 2006 totaled $112,491 compared to $90,125 for the same three-month period ending March 31, 2005. The compensation for the CEO is $10,000 monthly and the Company still owes $30,000 to the CEO. The monies due to the CEO in the amount of $30,000 are reflected in the balance sheet as a liability due to related parties. The balance of $82,491 was paid to employees of the Company working at the Bissett Creek property and at the CEO's office in Mankato, MN.

Other general and administrative expenses for the three-month period ending March 31, 2006 totaled $178,643 compared to $170,503 for the same three-month period ending March 31, 2005. This represents an increase in the three-month period ending March 31, 2006 of $8,140 over the same period ending March 31, 2005.

The Company began shipping production quality graphite samples during the quarter ending September 30, 2005 and is continuing to market graphite that will be available from the Bissett Creek Graphite Property. Several companies have expressed interest in the graphite from the Company's Bissett Creek Graphite Property. The Company is filling two orders totaling eight tons of graphite from two customers. The Company considers these orders as pre contract orders based on customer quality evaluations. These orders generated an insignificant amount of revenue for the Company. These two companies previously received small samples of graphite from the Company; they performed an analysis and ordered larger samples so that they could conduct further tests. The Company is pleased with this response but cautions investors that there are no firm orders for the Company's graphite at this time. As production continued during the quarter ending September 30, 2005 it became apparent to management that a number of changes to the mill had to be made. The large flake graphite (mesh size -12 to +35) is the most valuable and it was discovered during initial production that a portion of the large flake size graphite was being destroyed at certain stages of production. An analysis was and is being performed at every stage of production from the size of the rock created by the initial blasting to the handling of the head grade ore throughout the primary crushing, initial screening, secondary crushing, to the intermediary screening, to separating the graphite, to the increasing of the carbon content from the initial separating process to the final screening and bagging of graphite for delivery to customers. The analysis that has been conducted resulted in management deciding to make some changes to the process which involves the relocating of some equipment that is currently installed to a different position in the line and to purchase additional equipment. At this writing these steps are at a work in progress stage and the management estimates that an additional $592,000 in capital expenditures will be required. This is discussed in the section of this report under liquidity and capital resources contained in the management discussion and analysis section of this Form 10-QSB.

The Company has had a net loss of $376,576 for the three-month period ending March 31, 2006 as compared to a net loss of $336,454 for the three-month period ending March 31, 2005. This represents an increase of $40,122 for the three-month period ending March 31, 2006 compared to the same three-month period ending March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash on hand at March 31, 2006 of $7,921 and a receivable of $1,771 as a result of tax input credits owed to the company by the Government of Canada.

The Company has prepaid expenses of $16,626. This represents the unused portion of an insurance policy that the company carries for its building and equipment in the amount of $7,063. This policy expires September 6, 2006. The balance in the amount of $9,563 represents a prepaid royalty expense.

The Company has total deposits in the amount of $21,921 as of March 31, 2006. The Company has on deposit with its landlord $1,521 which represents one-month rent and common costs associated with its premises located at 2500 One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3. The Company will continue to rent office space on a month-to-month basis. The Company also has a deposit on equipment in the amount of $18,400 and an advance against expenses to one employee in the amount of $2,000.

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

The Company had no revenue during the three-month period ending March 31, 2006 and expects to have limited revenue in the next quarter ending June 30, 2006. The company is currently seeking customers for its graphite. Discussions are on going with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

The Company has total accounts payable of $129,321. The Company also owes $21,297 in accrued interest payable. This accrued interest is due and payable on July 31, 2006. The Company owes $4,250 to an officer in management fees and salaries that were due and payable in the quarter ending September 30, 2005. The Company owes $50,000 to an officer in management fees that were due and payable as of March 31, 2006. The Company owes $36,294 in business-related travel and repair expenses and $25,500 in loans to officers. In total, the Company owes $116,044 to its officers, reported as due to related parties at March 31, 2006.

The Company has secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $320 (Canadian $400 monthly) monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The Company has the cash on hand to pay these payments in an orderly fashion.

During the three-month period ending March 31, 2006 the Company has been able to secure debt financing in the amount of $16,500 from a non-affiliated shareholder. Total loans payable now amount to $1,852,512 as of the period ending March 31, 2006. The interest rate associated with the $16,500 of borrowing during the quarter ending March 31, 2006 is 10% annually and the principal along with $115,026 of accrued interest is due and payable on or before December 31, 2006. The interest rate associated with $90,796 of the total loans payable is 7% annually and the principal in the amount of $90,796 along with accrued interest is payable on or before July 31, 2006.

On April 4, 2006, in order to provide for the conversion of certain long term debt to equity, the Board has determined that it is appropriate to issue 6,255,810 shares of restricted common stock, for total debt to be converted to $1,876,742. The following settlement of debt was in payment of a loan payable to SEGO Holdings, a non-affiliated shareholder, consisting of principal in the amount of $1,761,716 and interest accrued in the amount of $115,026.

Industrial Minerals has completed the construction of the crushing and processing facility located at Bissett Creek. During the first quarter ending March 31, 2006 work has continued at the Bissett Creek Graphite Mine. As of the date of this filing commissioning of the mill is at various stages of completion and an insignificant amount of graphite has been produced. Investors should be aware that during the commissioning process management has decided to upgrade certain screens and crushing of the ore as this will enhance production capabilities as the Company expands graphite production.

In order to complete these upgrades at the mill site the Company has budgeted for the following cash requirements:

1.       Completion of Equipment Installation                 $    40,000
2.       Upgrading of Screens                                     125,000
3.       Modify Air Classifiers                                   100,000
4.       New Classification Process                               327,000
                                                               -----------

Total Upgrade Requirement                                     $   592,000
                                                               ===========


1.       Professional fees                                    $   195,750
2.       Royalty Payments                                          16,200
3.       Management fees and salaries                             230,500
4.       General & Administrative Expenses                        519,750
5.       Environmental monitoring and testing                     105,500
                                                               -----------

Total Operating Budget                                        $ 1,067,700
                                                               ===========

         Investors should be aware that the above are estimates only and could change as the project develops.

The Company requires $592,000 to complete the upgrades discussed above on its Bissett Creek Property. The company has an operational budget for the nine-month period beginning April 1, 2006 in the amount of $1,067,700 or a monthly operational cost of $118,633 for each of the months of April through December 2006. Thus total funds in the amount of $1,659,700 are required to fund the anticipated operations at the Company's Bissett Creek Graphite Mine. Since the Company has cash of $7,921 and has a receivable of $1,771 on hand as of March 31, 2006, the Company requires additional financing in the amount of $1,650,008. While management believes the Company will be successful in obtaining satisfactory financing to complete construction of the mine and begin operations, investors should be cautioned that the Company currently has no commitments of any type made by any person or entity to provide financing. Investors and potential investors should be aware that the Company might not be able to continue to operate throughout its current fiscal year ending December 31, 2006 without sales of its graphite or additional financing.

Investors and potential investors should be aware that the company does not have the funds to complete construction of the mine. In addition, the Company does not have the necessary funds to operate throughout its fiscal year ending December 31, 2006. Even if the Company is successful in obtaining the necessary financing there is no guarantee that the Company will be successful in marketing graphite. The company intends to continue to seek debt financing to ensure its ability to operate throughout 2006 from non-affiliates, and possibly officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. Management has no plan to overcome the uncertainties surrounding the Company's ability to continue as a going concern for a reasonable period of time extending beyond December 31, 2006 unless the Company obtains additional financing or begins production and successfully obtains a contract for it's graphite. Management will deal with issues as they arise but as a "start up" company in a graphite mining attempt, the Company can neither predict nor solve, in anticipation, the uncertainties of mining, capital raising, marketing or operations. All risks and uncertainties inherent in any start up company exist in the chosen area of the Company. The Company does not have any other plan in place to provide capital or financing for its operations.

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

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2006, covered by this report. The evaluation included control areas in which we intend to make changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

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

The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a Company's internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal control and procedures manual in place and management believes the controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during our first fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Form 8-K Report filed on March 28, 2006



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006                 INDUSTRIAL MINERALS, INC.

                                    By:/s/Larry Van Tol
                                        _______________________________________
                                        Larry Van Tol, Chief Executive Officer,
                                        President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2006                 INDUSTRIAL MINERALS, INC.

                                    By:/s/Larry Van Tol
                                       _______________________________________
                                       Larry Van Tol, Acting Chief Financial
                                       Officer, Secretary/Treasurer and Director