Form 10QSB
period 2006-06-30
INDUSTRIAL MINERALS INC
filed 2006-08-14
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

___X______ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

_________  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         FOR QUARTER ENDED JUNE 30, 2006

                        Commission file number: 000-30651
                                                ---------

                            INDUSTRIAL MINERALS, INC.
                      -----------------------------------
             (Exact name of Registrant as Specified in its Charter)


       Delaware                                          11-3763974
-----------------------                      ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


          2500 One Dundas Street West, Toronto, Ontario, Canada M5G 1Z3
                   -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (416) 979-4621
                   -----------------------------------------
               Registrant's telephone number, including area code

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

         As  of  June  30,  2006  the  number  of  shares   outstanding  of  the
registrant's only class of common stock was 118,043,776.


         Transitional Small Business Disclosure Format (Check one):

                                    Yes                       No ___X____
                                        -------------


                                TABLE OF CONTENTS

                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                                                                      1

         Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005 (audited)..........     2

         Consolidated Statements of Operations (unaudited) for the three and six month periods ended
          June 30, 2006 and 2005 and for the period November 6, 1996 (date of inception),
          to June 30, 2006....................................................................................     3

         Consolidated  Statements  of Cash Flows  (unaudited)  for the six month period ended June 30, 2006
         and 2005 and for the period November 6, 1996 (date of inception) to June 30, 2006 ...................     4

         Consolidated Statement of Stockholders' Equity (unaudited) as of June 30, 2006.......................     6

         Notes to Consolidated Financial Statements (unaudited)...............................................     8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................................     9

Item 3.  Controls and Procedures..............................................................................     13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................................     13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........................................     13

Item 3.  Defaults upon Senior Securities......................................................................     14

Item 4.  Submission of Matters to a Vote of Security Holders..................................................     14

Item 5.  Other Information....................................................................................     14

Item 6.  Exhibits and Reports on Form 8-K.....................................................................     14

Signatures....................................................................................................     15

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

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                       June 30, 2006 and December 31, 2005

                                                                                        June 30,         December 31,
                                                                                         2006                2005
                                                                                      (Unaudited)         (Audited)
                                                                                    -------------      ------------
ASSETS

Current assets:
     Cash and Cash Equivalents                                                      $      33,518      $     83,300
     Receivables                                                                           13,113            35,158
     Prepaid expenses                                                                       4,036            16,895
     Deposits                                                                              26,049            22,621
                                                                                    -------------      ------------

                           Total current assets                                            76,716           157,974

Long-term deposits                                                                        258,662           230,000
Building and equipment, at cost, less accumulated
     depreciation of $557,975 in 2006 and $504,227 in 2005                              1,622,665         1,770,177
                                                                                    -------------      ------------

                           Total assets                                             $   1,958,043      $  2,158,151
                                                                                    =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $     116,794      $     92,044
     Accrued interest payable                                                              27,368            19,637
     Loans payable                                                                        402,339            90,796
     Due to related parties                                                               127,483            51,589
     Current installments of mortgage payables                                              3,422             2,946
                                                                                    -------------      ------------
                           Total current liabilities                                      677,406           257,012

     Accrued interest payable                                                                   -            71,892
     Loans Payable                                                                              -         1,745,216
     Mortgage payable, excluding current installments                                       9,535             9,823
                                                                                    -------------      ------------

                           Total liabilities                                              686,941         2,083,943
                                                                                    -------------      ------------

Stockholders' equity:
     Common Stock, par value $.0001; 200,000,000 shares authorized;
     118,043,776 shares issued and outstanding                                             11,801            11,155
     Additional paid-in capital                                                         6,142,881         4,197,125
     Deficit accumulated during exploration stage                                      (4,883,580)       (4,134,072)
                                                                                    -------------      ------------

                           Total stockholders' equity                                   1,271,102            74,208
                                                                                    -------------      ------------

                           Total liabilities and stockholders' equity               $   1,958,043      $  2,158,151
                                                                                    =============      ============



See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                      Consolidated Statements of Operations
                  (Unaudited) Three and six month periods ended
                       June 30, 2006 and 2005 and for the
        period from November 6, 1996 (Date of Inception) to June 30, 2006

                                            Three month period  ended      Six month period ended    November 6, 1996
                                                     June 30,                     June 30,           (inception) to
                                                 2006           2005          2006         2005       June 30,2006
                                             -----------     ----------    ----------   ------------   -----------
Revenue:                                     $     3,040              -         3,040              -        19,337

Expenses:
     Cost of revenues                             10,700              -        10,700              -        86,901
     Professional fees                            70,772         28,687       116,327         44,022     1,428,458
     Royalty fees                                  5,956          5,238        11,694         10,638        86,009
     Depreciation and amortization                63,159         55,330        97,311        110,425       610,247
     Impairment of long-lived assets                   -              -             -              -       582,176
     Loss on disposal of assets                   54,251              -        54,251              -        54,251
     Management fees and salaries                 90,406        124,785       202,897        214,910       863,556
     Other general and administrative             80,969        245,867       259,612        416,370     3,939,701
                                             -----------     ----------    ----------   ------------   -----------
                         Total expenses          376,213        459,907       752,792        796,365     7,651,299
                                             -----------     ----------    ----------   ------------   -----------
                   Loss from operations         (373,173)      (459,907)     (749,752)      (796,365)   (7,631,962)
                                             -----------     ----------    ----------   ------------   -----------
Other income:
    Interest income                                  241              3           244              7         3,172
    Gain from extinguishment of debt                   -              -             -              -     1,047,634
    Other income                                       -              -             -              -           594
                                             -----------     ----------    ----------   ------------   -----------
                     Total other income              241              3           244              7     1,051,400
                                             -----------     ----------    ----------   ------------   -----------
                               Net loss      $  (372,932)      (459,904)     (749,508)      (796,358)   (6,580,562)
                                             ===========     ==========    ==========   ============   ===========
       Net loss per common share issued      $     (0.00)         (0.01)        (0.01)         (0.01)
                                             ===========     ==========    ==========   ============
Weighted average common shares               117,835,249    111,587,966   114,728,274    111,587,966
outstanding                                  ===========     ==========    ==========   ============




See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)
                Six month period ended June 30, 2006 and 2005 and
           for the period from November 6, 1996 (Date of Inception) to
                                  June 30, 2006

                                                                                Six month
                                                                              period ended
                                                                                 June 30,              November 6, 1996
                                                                                 --------               (inception) to
                                                                         2006             2005           June 30, 2006
                                                                     ------------      -----------      -------------
Cash flows from operating activities:
     Net loss                                                        $  (749,508)        (796,358)       (6,580,562)
     Adjustments to reconcile net loss to
            net cash used in operating activities:
         Depreciation and amortization                                    97,311          110,425           601,955
         Provision for bad debts                                               -                -            49,676
         Stock issued for services                                             -                -           414,606
         Impairment of long-lived assets                                       -                -           297,882
         Loss on disposal of assets                                       54,251                -            54,251
         Gain on extinguishment of debt                                        -                -        (1,047,634)
         Changes in:
              Receivables                                                 22,045           79,289           (17,282)
              Inventory                                                        -                -            (5,527)
              Prepaid expenses                                            12,859             (162)           (4,576)
              Deposits                                                    (3,428)          (5,632)          (26,049)
              Accounts payable and accrued expenses                       24,938          149,548           (41,446)
              Accrued Interest Payable                                    50,864           15,899           410,675
              Due to related parties                                      75,894           12,213           522,483
                                                                     ------------      -----------      -------------

                           Net cash used in operating
                             activities                                 (414,774)        (434,778)       (5,371,548)
                                                                     ------------      -----------      -------------

Cash flows from investing activities:
     Purchase of building and equipment                                   (4,049)        (217,498)       (2,078,030)
     Investment in Multiplex                                                   -                -           (75,000)
     Acquisition of goodwill                                                   -                -          (149,057)
     Loan to related party                                                     -                -           (50,000)
     Loan repayments                                                           -                -             4,493
     Long-term deposits                                                  (28,662)               -          (188,262)
                                                                     ------------      -----------      -------------

                           Net cash used in
                             investing activities                        (32,711)        (217,498)       (2,535,856)
                                                                     ------------      -----------      -------------

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

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

          Consolidated Statements of Cash Flows (Unaudited), Continued


                                                                                Six month
                                                                              period ended
                                                                                 June 30,              November 6, 1996
                                                                                 --------               (inception) to
                                                                         2006             2005           June 30, 2006
                                                                     ------------      -----------      -------------

Cash flows from financing activities:
     Net proceeds from sale of common stock                          $    69,660                -           814,519
     Net proceeds from loans payable                                     328,043          642,967         7,113,494
     Proceeds from mortgage                                                    -                -            17,000
     Principal payments on mortgage                                            -           (1,571)           (4,231)
     Cash acquired in acquisition of Peanut
         Butter & Jelly, Inc.                                                  -                -               140
                                                                     ------------      -----------      -------------

                           Net cash provided by
                               financing activities                      397,703          641,396         7,940,922
                                                                     ------------      -----------      -------------

Net increase (decrease) in cash                                          (49,782)         (10,880)           33,518

Cash and Cash Equivalents, beginning of period                            83,300           27,726                 -
                                                                     ------------      -----------      -------------

Cash and Cash Equivalents, end of period                             $    33,518           16,846            33,518
                                                                     ============      ===========      =============

Supplemental cash flow disclosures:
     Cash paid for interest                                          $         -                -               113
                                                                     ============      ===========      =============

     Cash paid for income taxes                                      $         -                -                 -
                                                                     ============      ===========      =============

Non cash investing and financing activities:
     Shares issued for debt                                          $ 1,761,716                -         7,326,607
                                                                     ============      ===========      =============
     Shares issued for services                                      $         -                -           414,606
                                                                     ============      ===========      =============
     Shares issued for investment                                    $         -                -                30
                                                                     ============      ===========      =============
     Shares issued for accrued interest                              $   115,026                -           383,307
                                                                     ============      ===========      =============
     Long term deposits financed by accounts payable                 $         -                -            70,400
                                                                     ============      ===========      =============


     Property costs financed by issuance
         of common stock                                             $         -                -            30,000
                                                                     ============      ===========      =============

     Equipment financed by:
         Accounts payable                                                      -                -           200,000
         Issuance of common stock                                              -                -             5,000
                                                                    ------------      -----------      ------------

                                                                     $         -                -           205,000
                                                                     ============      ===========      =============

See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

           Consolidated Statement of Stockholders' Equity (Unaudited)
                                  June 30, 2006

                                                                                           Deficit
                                                                                         Accumulated
                                                                          Additional     During the
                                                  Common Stock             Paid-In       Exploration
                                          ---------------------------       Capital         Stage           Totals
                                           # of Shares          Amount
                                          ------------       ----------  -------------    -----------    ------------

Inception - November 6, 1996                        -       $       -              -              -              -

Balance at December 31, 1998                  252,500              25        505,143       (750,830)      (245,662)
Issuance of stock for cash                     30,000               3        146,618              -        146,621
Issuance of stock for services                 55,000               6        274,994              -        275,000
Net loss                                            -               -              -       (259,404)      (259,404)
                                          ------------       ----------  -------------    -----------    ------------

Balance at December 31, 1999                  337,500              34        926,755     (1,010,234)       (83,445)

Issuance of stock for cash                     84,900               8        413,062              -        413,070
Issuance of stock for services                 70,000               7        349,993              -        350,000
Issuance of stock for Multiplex
     stock                                      3,000               1             29              -             30
Issuance of stock for acquisition             475,463              47          4,699              -          4,746
Net loss                                            -               -              -       (694,758)      (694,758)
                                          ------------       ----------  -------------    -----------    ------------

Balance at December 31, 2000                  970,863              97      1,694,538     (1,704,992)       (10,357)

Issuance of stock for
     compensation                              30,000               3         59,997              -         60,000
Net loss                                            -               -              -        (67,251)       (67,251)
                                          ------------       ----------  -------------    -----------    ------------

Balance at December 31, 2001                1,000,863             100      1,754,535     (1,772,243)       (17,608)

Issuance of stock in connection
     with acquisition of Industrial
     Minerals Incorporated                 35,000,000           3,500     (1,740,393)     1,696,982         (39,911)
Minimum 50 shares
     post-split allocation                     30,758               -              -              -               -
Net loss                                            -               -              -       (520,242)       (520,242)
                                          ------------       ----------  -------------    -----------    ------------

Balance at December 31, 2002               36,031,621           3,600         14,142       (595,503)       (577,761)

Minimum 50 shares
     post-split allocation                        327               -              -              -               -
2-for-1 split                              36,031,948           3,603         (3,603)             -               -

Net loss                                            -               -              -     (1,133,197)     (1,133,197)
                                          ------------       ----------  -------------    -----------    ------------

Balance at December 31, 2003               72,063,896           7,203         10,539     (1,728,700)     (1,710,958)

                                                                                                   (continued)

See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

           Consolidated Statement of Stockholders' Equity (Unaudited)
                                  June 30, 2006


                                   (continued)

                                                                                           Deficit
                                                                                         Accumulated
                                                                          Additional     During the
                                                  Common Stock             Paid-In       Exploration
                                          ---------------------------       Capital         Stage           Totals
                                           # of Shares          Amount
                                          ------------       ----------  -------------    -----------    ------------


3-for-2 split                              36,031,948           3,603         (3,603)             -               -

Allocation on round-up
              of shares                             7               -              -              -               -
Issuance of stock in settlement of debt     3,492,115             349      4,190,189              -       4,190,538
Net loss                                            -               -              -       (561,153)       (561,153)
                                          ------------       ----------  -------------    -----------    ------------


Balance at December 31, 2004              111,587,966       $  11,155      4,197,125     (2,289,853)      1,918,427

Net loss                                            -               -              -     (1,844,219)     (1,844,219)
                                          ------------       ----------  -------------    -----------    ------------



Balance at December 31, 2005              111,587,966       $  11,155      4,197,125     (4,134,072)         74,208
                                          ------------       ----------  -------------    -----------    ------------

Issuance of stock for cash                    200,000              20         69,640              -          69,660


Issuance of stock in settlement of debt     6,255,810             626      1,876,116              -       1,876,742

Net loss                                            -               -              -       (749,508)       (749,508)
                                          ------------       ----------  -------------    -----------    ------------

Balance at June 30, 2006                  118,043,776       $  11,801      6,142,881     (4,883,580)      1,271,102
                                          ============       ==========  =============   ============    ============











See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                 Three month period ended June 30, 2006 and 2005


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

PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 2005.

RECLASSIFICATION

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

FINANCING

During the  six-month  period  ending June 30, 2006 the Company has been able to
secure  debt   financing   in  the  amount  of  $328,043   from   non-affiliated
shareholders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE-MONTHS ENDING JUNE 30, 2006 AND JUNE 30, 2005

During the three-month period ending June 30, 2006 the Company had revenues of $3,040. The Company had no revenue during the same three-month period ending June 30, 2005. The Company incurred $10,700 for cost of revenues during the three-month period ending June 30, 2006. This increase of $10,700 is due to drilling and blasting costs to obtain more graphite from the Bissett Creek Graphite property to provide sample products to our potential customers. There was no cost of revenue for the same three-month period ended June 30, 2005. The Company incurred expenses for professional fees in the amount of $70,772 during the three-month period ending June 30, 2006 compared to $28,687 during the three-month period ending June 30, 2005. This is an increase of $42,085 due to additional costs for engineering consultants. The Company incurred royalty expenses in the amount of $5,956 during the three-month period ending June 30, 2006 compared to $5,238 for the three-month period ending June 30, 2005. The increase of $718 is due to a change in the currency exchange rate of the Canadian dollar to the US dollar.

Depreciation and amortization expense for the three-month period ending June 30, 2006 totaled $63,159 compared to $55,330 for the three-month period ending June 30, 2005. This represents an increase of $7,829. This increase is the result of additional asset purchases involving the Company's Bissett Creek Graphite property.

The Company recognized a loss on disposal of equipment at the Bissett Creek Graphite property in the amount of $54,251 for the three-month period ending June 30, 2006. There were no asset disposals for the three-month period ending June 30, 2005. Management fees and salaries during the three-month period ending June 30, 2006 totaled $90,406 compared to $124,785 for the same three-month period ending June 30, 2005. The management fee for the CEO is $10,000 monthly. The balance of $60,406 was paid to employees of the company working at the Bissett Creek property. Other general and administrative expenses for the three-month period ending June 30, 2006 totaled $80,969 compared to $245,867 for the same three-month period ending June 30, 2005. This represents a decrease in the three-month period ending June 30, 2006 of $164,898 over the same period ending June 30, 2005. This decrease is due to a decrease in equipment rental costs, fuel costs, mine closure plan costs and marketing costs. The Company had a net loss of $372,932 for the three-month period ending June 30, 2006 as compared to a net loss of $459,904 for the three-month period ending June 30, 2005. This represents a decrease of $86,972 for the three-month period ending June 30, 2006 compared to the same three-month period ending June 30, 2005. The loss per share for the quarter in 2006 was nominal compared to (.01) in the same period in 2005.

SIX-MONTHS ENDING JUNE 30, 2006 AND JUNE 30, 2005

During the six-month period ending June 30, 2006 the Company had revenues of $3,040. The Company had no revenue during the same six-month period ending June 30, 2005.

The Company incurred $10,700 for cost of revenues during the six-month period ending June 30, 2006. This increase of $10,700 is due to drilling and blasting costs to obtain more graphite from the Bissett Creek Graphite property to provide sample products to our potential customers. There was no cost of revenue for the same six-month period ended June 30, 2005. The Company incurred expenses for professional fees in the amount of $116,327 during the six-month period ending June 30, 2006 compared to $44,022 during the six-month period ending June 30, 2005. This is an increase of $72,305 due to increased costs of engineering consultants.

The Company incurred royalty expenses in the amount of $11,694 during the six-month period ending June 30, 2006. The Company is required to pay a minimum yearly royalty of $24,219 ($27,000 CDN dollars) whether the Company is producing graphite or not. The Company incurred royalty expenses in the amount of $10,638 during the six-month period ending June 30, 2005. This is an increase of $1,056 in royalty expense during the six-month period ending June 30, 2006 compared to the six-month period ending June 30, 2005. This increase is due to change in the currency exchange rate of the Canadian dollar to the US dollar.

Depreciation and amortization expense for the six-month period ending June 30, 2006 totaled $97,311 compared to $110,425 for the six-month period ending June 30, 2005. This represents a decrease of $13,114. This decrease is the result of the disposal of assets purchased for our Bissett Creek Graphite property and a change in the currency exchange rate of the Canadian dollar to the US dollar. The Company recognized a loss on the disposal of assets in the amount of $54,251 for the six-month period ending June 30, 2006. There were no asset disposals for the six-month period ending June 30, 2005.

Management fees and salaries during the six-month period ending June 30, 2006 totaled $202,897 compared to $214,910 for the same six-month period ending June 30, 2005. The management fee for the CEO is $10,000 monthly and the Company still owes $60,000 to the CEO. The monies due to the CEO in the amount of $60,000 are reflected in the balance sheet as a liability due to related parties. The balance of $142,897 was paid to employees of the Company working at the Bissett Creek property. Other general and administrative expenses for the six-month period ending June 30, 2006 totaled $259,612 compared to $416,370 for the same six-month period ending June 30, 2005. This represents a decrease in the six-month period ending June 30, 2006 of $156,758 over the same period ending June 30, 2005. This decrease is due to a decrease in equipment rental costs, fuel costs, mine closure plan costs and marketing costs.

The Company shipped graphite samples during the quarter ending June 30, 2006 and is continuing to seek a market for graphite. Several companies have expressed interest in the graphite from the Company's Bissett Creek Graphite property. The Company has filled an order totaling five tons of graphite from one of its customers. The Company considers this order as a pre contract order based on customer quality evaluations. This order generated an insignificant amount of revenue for the Company. This order did result in a Letter of Intent from one of our potential customers who has the potential to purchase up to 2,500 metric tons per year of the Company's plus fifty mesh flake graphite. This is pending the ability of the Company to produce material that adheres to the customer's specifications and meets a price per metric ton that is acceptable to the customer's business unit production requirements and market demands. The Company is pleased with this response but cautions investors that there are no firm orders for the Company's graphite at this time. The Company also cautions investors that there is no assurance that a commercially viable mineral deposit exists on the property, and that further exploration will be required before a final evaluation as to any economic and legal feasibility is determined.

As discussed in earlier Management Discussion and Analysis, during exploration it became apparent to management that a number of changes to the mill had to be made. The large flake graphite (mesh size -12 to +35) is the most valuable and it was discovered during initial exploration that a portion of the large flake size graphite was being destroyed at certain stages of the graphite operation. An analysis was performed at every stage of the graphite operation from the size of the initial rock to the handling of the head grade ore throughout the primary crushing, initial screening, secondary crushing, to the intermediary screening, to separating the graphite, to the increasing of the carbon content from the initial separating process to the final screening and bagging of graphite for delivery to customers. The analysis that has been conducted resulted in management deciding to make some changes to the process which involves the relocating of some equipment that is currently installed to a different position in the line and the need to purchase additional equipment. At this writing these steps are at a work in progress stage and management estimates that an additional $2,145,000 in capital expenditures will be required. This is discussed in the section of this report under Liquidity and Capital Resources.

The Company had a net loss of $749,508 for the six-month period ending June 30, 2006 as compared to a net loss of $796,358 for the six-month period ending June 30, 2005. This represents a decrease of $46,850 for the six-month period ending June 30, 2006 compared to the same six-month period ending June 30, 2005. The loss per share was ($.01) for the six month periods in 2006 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash on hand at June 30, 2006 of $33,518 and a receivable of $13,113 as a result of tax input credits owed to the Company by the Government of Canada and the sale of a sample shipment of graphite.

The Company has prepaid expenses of $4,036. This represents a prepaid royalty expense. The Company is required to pay a minimum yearly royalty of $24,219 ($27,000 CDN dollars) whether the Company is producing graphite or not. There was a royalty payment made in the amount of $13,500 during the six-month period ending June 30, 2006.

The Company has total deposits in the amount of $26,049 as of June 30, 2006. The Company has on deposit with its landlord $1,521 which represents one-month rent and common costs associated with its premises located at 2500 One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3. The Company will continue to rent office space on a month- to-month basis. The Company also has a deposit on equipment in the amount of $19,734 and an advance against expenses to employees in the amount of $4,794.

The Company has a long-term deposit of $258,662 with the Ministry of Finance for the Province of Ontario. During the year ending December 31, 2004 a Mine Development and Closure Plan was filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the Mining Act, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company's deposit in the amount of $258,662 is a non-refundable financial guarantee to the Province of Ontario ensuring that there are enough funds on hand to effect a proper closure of the Bissett Creek Graphite property. This deposit will increase once the Company begins full production.

The Company has total accounts payable of $116,794. The Company also owes $27,368 in accrued interest payable. This accrued interest is due and payable on July 31, 2006. The Company owes $4,485 to an officer in management fees and salaries that were due and payable in the quarter ending September 30, 2005. The Company owes $77,940 to officers in management fees that were due and payable as of June 30, 2006. The Company owes $10,523 in business-related travel and repair expenses and $34,535 in loans to officers. In total, the Company owes $127,483 to its officers, reported as due to related parties at June 30, 2006.

The Company secured a first mortgage in the amount of $17,000 during fiscal year 2002 which requires a payment of $359 (Canadian $400 monthly) monthly for five years and the balance is then due and payable at the end of five years. This mortgage carries an interest rate of 7% annually. The Company has the cash on hand to pay these payments in an orderly fashion.

During the six-month period ending June 30, 2006 the Company has been able to secure debt financing in the amount of $328,043 from non-affiliated shareholders. Total loans payable now amount to $402,339 as of the period ending June 30, 2006. The interest rate associated with the $311,543 of borrowing during the quarter ending June 30, 2006 is 10% annually and the principal along with accrued interest is due and payable on or before December 31, 2006. The interest rate associated with $90,796 of the total loans payable is 7% annually and the principal in the amount of $90,796 along with accrued interest is payable on or before July 31, 2006.

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

As of the date of this filing, changes to the mill are at various stages of completion and an insignificant amount of graphite has been produced. Investors should be aware that during the commissioning process management has discovered the need to upgrade certain screens and crushing of the ore as this will enhance production capabilities as the Company expands graphite production. The engineers have done a thorough review and revised the production plan resulting in the need to purchase new equipment, upgrade existing equipment and buildings, and improve the classification process.

In order to complete these upgrades at the mill site, the Company has budgeted for the following cash requirements:

1        Purchase of Crushers/Head Cone/Roughers & Installation       $1,050,000
2        Upgrading of Screens                                            125,000
3        Modify Air Classifiers                                          300,000
4        Upgrading of Buildings/Rebuild Mill                             215,000
5        Improving Classification Process                                305,000
4        Installation of Mag Rollers                                     150,000
                                                                      ----------

Total Upgrade Requirement                                             $2,145,000
                                                                      ==========



1        Professional fees                                            $   85,000
2        Royalty Payments                                                 13,500
3        Management fees and salaries                                    200,000
4        General & Administrative Expenses                               540,000
5        Environmental monitoring and testing                            120,000
                                                                      ----------

Total Operating Budget                                                $  958,500
                                                                      ==========


Investors should be aware that the above are estimates only and could change as the project develops.

The Company requires $2,145,000 to complete the upgrades discussed above on its Bissett Creek Property. The Company has an operational budget for the six-month period beginning July 1, 2006 in the amount of $958,500 or a monthly operational cost of $159,750 for each of the months of July through December 2006. Thus total funds in the amount of $3,103,500 are required to fund the anticipated operations at the Company's Bissett Creek Graphite Mine. Since the Company has cash of $33,518 and has a receivable of $13,113 on hand as of June 30, 2006, the Company requires additional financing in the amount of $3,056,869. While management believes the Company will be successful in obtaining satisfactory financing to complete construction of the mine and begin operations, investors should be cautioned that the Company currently has no commitments of any type made by any person or entity to provide financing. Investors and potential investors should be aware that the Company might not be able to continue to operate throughout its current fiscal year ending December 31, 2006 without sales of its graphite or additional financing.

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

Should the Company complete the mine and begin production investors should be further cautioned that there might not be a market for the Company's graphite. The Company is currently seeking customers for its graphite. Discussions are ongoing with potential customers for graphite but there are no contracts concluded at this time. There can be no guarantee that the company will be successful in obtaining a contract for its graphite.

Investors and potential investors should be further cautioned that the ultimate success of the Company relies on the Company's ability to successfully mine and market its graphitic resource at a profit.


Item 3.  CONTROLS AND PROCEDURES

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5. OTHER INFORMATION

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                DESCRIPTION
         -----------                -----------
            #31               CERTIFICATION PURSUANT TO SECTION
                              302 OF THE SARBANES-OXLEY ACT

            #32               CERTIFICATION OF DISCLOSURE PURSUANT TO
                              18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         Form 8-K Report filed on April 5, 2006
         Form 8-K Report filed on May 12, 2006
         Form 8-K Report filed on May 17, 2006

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2006              INDUSTRIAL MINERALS, INC.

                                    By:/s/Larry Van Tol
                                    ___________________________________
                                    Larry Van Tol, Chief Executive Officer,
                                    President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2006              INDUSTRIAL MINERALS, INC.

                                    By:/s/Larry Van Tol
                                    ______________________________________
                                    Larry Van Tol, Acting Chief Financial
                                    Officer, Secretary/Treasurer and Director