Form 10QSB
period 2006-09-30
INDUSTRIAL MINERALS INC
filed 2006-11-14
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                      FOR QUARTER ENDED SEPTEMBER 30, 2006

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

                                    Yes  [_]                No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     As of September 30, 2006 the number of shares outstanding of the registrant's only class of common stock was 118,043,776.

     Transitional Small Business Disclosure Format (Check one):

                                    Yes  [_]                No  [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  .............................................. 1


         Consolidated Balance Sheets as of September 30, 2006
         (unaudited) and December 31, 2005 (audited)..........................2

         Consolidated Statements of Operations (unaudited) for
         the three and nine month periods ended September 30, 2006
         and 2005 and for the period November 6, 1996 (date of
         inception), to September 30, 2006 ...................................3

         Consolidated Statements of Cash Flows (unaudited)
         for the nine month period ended September 30, 2006 and
         2005 and for the period November 6, 1996 (date of
         inception) to September 30, 2006 ....................................4

         Notes to Consolidated Financial Statements (unaudited) ..............6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................8

Item 3.  Controls and Procedures ............................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........13

Item 3.  Defaults upon Senior Securities.....................................13

Item 4.  Submission of Matters to a Vote of Security Holders ................13

Item 5.  Other Information  .................................................13

Item 6.  Exhibits and Reports on Form 8K ....................................13


Signatures...................................................................14

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

                             INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                       September 30, 2006 and December 31, 2005

                                                                 September 30,  December 31,
                                                                     2006            2005
                                                                  (Unaudited)     (Audited)
                                                                 ------------   -----------
ASSETS

Current assets:
     Cash and Cash Equivalents                                   $    36,638    $    83,300
     Receivables                                                          --         35,158
     Prepaid expenses                                                     --         16,895
     Deposits                                                         22,621         22,621
                                                                 -----------    -----------

                    Total current assets                              59,259        157,974

Long-term deposits                                                   230,000        230,000
Building and equipment, at cost, less accumulated
     depreciation of $617,103 in 2006 and $504,227 in 2005         1,563,537      1,770,177
                                                                 -----------    -----------

                    Total assets                                 $ 1,852,796    $ 2,158,151
                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $   189,311    $    92,044
     Accrued interest payable                                         14,778         19,637
     Loans payable                                                   390,908         90,796
     Due to related parties                                          184,341         51,589
     Current installments of mortgage payables                         3,482          2,946
                                                                 -----------    -----------
                    Total current liabilities                        782,820        257,012

     Accrued interest payable                                             --         71,892
     Loans Payable                                                        --      1,745,216
     Mortgage payable, excluding current installments                  7,087          9,823
                                                                 -----------    -----------

                           Total liabilities                         789,907      2,083,943
                                                                 -----------    -----------

Stockholders' equity:
     Common Stock, par value $.0001; 200,000,000 shares
     authorized; 118,043,776 shares issued and outstanding            11,801         11,155
     Additional paid-in capital                                    6,142,881      4,197,125
     Deficit accumulated during exploration stage                 (5,091,793)    (4,134,072)
                                                                 -----------    -----------

                    Total stockholders' equity                     1,062,889         74,208
                                                                 -----------    -----------

                    Total liabilities and stockholders' equity   $ 1,852,796    $ 2,158,151
                                                                 ===========    ===========



          See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                      Consolidated Statements of Operations
                  (Unaudited) Three and nine month periods ended
                       September 30, 2006 and 2005 and for the
        period from November 6, 1996 (Date of Inception) to September 30, 2006


                                                                                                       Period from
                                                                                                       November 6, 1996
                                                                                                      (Inception of
                                              Three month period ended    Nine month period ended     (Exploration
                                                       Sept. 30,                  Sept. 30,            Stage) to
                                                 2006          2005          2006           2005       Sept. 30, 2006
                                             (unaudited)   (unaudited)    (unaudited)    (unaudited)  (unaudited)
                                              ----------   ------------   -----------   ----------    -----------
Revenue:                                     $         -              -         3,040             -        19,337

Expenses:
     Cost of revenues                                  -              -        10,700             -        86,901
     Professional fees                            54,635         24,814       170,962        68,836     1,483,093
     Royalty fees                                 13,144          5,292        24,838        15,930        99,153
     Depreciation and amortization                59,128         55,328       156,439       165,753       669,375
     Impairment of long-lived assets                   -              -             -             -       582,176
     Loss on disposal of assets                        -              -        54,251             -        54,251
     Management fees and salaries                 27,571        123,704       230,468       338,614       891,127
     Other general and administrative             53,735        347,957       313,347       764,327     3,993,436
                                             -----------    -----------   -----------  ------------   -----------
                         Total expenses          208,213        557,095       961,005     1,353,460     7,859,512
                                             -----------    ----------    -----------  ------------   -----------
                   Loss from operations         (208,213)      (557,095)     (957,965)   (1,353,460)   (7,840,175)
                                             -----------    -----------    ----------   -----------   -----------
Other income:
    Interest income                                    -             10           244            17         3,172
    Gain from extinguishment of debt                   -              -             -             -     1,047,634
    Other income                                       -              -             -             -           594
                                             -----------    -----------    ----------  ------------   -----------
                     Total other income                -             10           244            17     1,051,400
                                             -----------    -----------    ----------  ------------   -----------
                               Net loss      $  (208,213)      (557,085)     (957,721)   (1,353,443)   (6,788,775)
                                             ===========    ===========    ==========  ============   ===========
       Net loss per common share issued      $     (0.00)         (0.01)        (0.01)        (0.01)
                                             ===========    ===========   ===========  ============
Weighted average common shares               118,043,776    111,587,966   115,840,870   111,587,966
outstanding                                  ===========    ===========   ===========  ============




          See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                Consolidated Statements of Cash Flows (Unaudited)
                Nine month period ended September 30, 2006 and 2005 and for the period from November 6, 1996 (Date of Inception) to
                                  September 30, 2006

                                                                                           Period from
                                                                                           November 6, 1996
                                                                  Nine month              (Inception of
                                                                 period ended             (Exploration
                                                                   Sept 30,                Stage) to
                                                           2006             2005           Sept. 30, 2006
                                                       (unaudited)        (unaudited)     (unaudited)
                                                       ------------      -----------      -------------
Cash flows from operating activities:
     Net loss                                          $  (957,721)      (1,353,443)       (6,788,775)
     Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization                     156,439          165,753           661,083
         Provision for bad debts                                 -                -            49,676
         Stock issued for services                               -                -           414,606
         Impairment of long-lived assets                         -                -           297,882
         Loss on disposal of assets                         54,251                -            54,251
         Gain on extinguishment of debt                          -                -        (1,047,634)
         Changes in:
              Receivables                                   35,158           77,619            (4,169)
              Inventory                                          -                -            (5,527)
              Prepaid expenses                              16,895           (8,393)             (540)
              Deposits                                           -          (20,885)          (22,621)
              Accounts payable and accrued expenses         97,455          (22,896)           31,071
              Accrued interest payable                      38,274           40,978           398,085
              Due to related parties                       132,752           (7,787)          579,341
                                                       ------------      -----------      -------------

Net cash used in operating activities                     (426,497)      (1,129,054)       (5,383,271)
                                                       ------------      -----------      -------------

Cash flows from investing activities:
     Purchase of building and equipment                     (4,049)        (219,291)       (2,078,030)
     Investment in Multiplex                                     -                -           (75,000)
     Acquisition of goodwill                                     -                -          (149,057)
     Loan to related party                                       -                -           (50,000)
     Long-term deposits                                          -                -          (159,600)
                                                       ------------      -----------      -------------


Net cash used in investing activities                       (4,049)        (219,291)       (2,511,687)
                                                       ------------      -----------      -------------

(Continued)

See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

          Consolidated Statements of Cash Flows (Unaudited), Continued

                                                                                              Period from
                                                                     Nine month               November 6, 1996
                                                                   period ended              (Inception of
                                                                      Sept 30,               (Exploration
                                                                      --------                Stage) to
                                                              2006             2005           Sept. 30, 2006
                                                          (unaudited)       (unaudited)      (unaudited)
                                                          ------------      -----------      -------------

Cash flows from financing activities:
    Net proceeds from sale of common stock              $     69,660                -            814,519
    Net proceeds from loans payable                          328,043         1,452,967         7,113,494
    Loan repayments                                          (11,431)               -             (6,938)
    Proceeds from mortgage                                         -                -             17,000
    Principal payments on mortgage                            (2,388)          (2,532)            (6,619)
    Cash acquired in acquisition of Peanut
    Butter & Jelly, Inc.                                           -                -                140
                                                          ------------      -----------      -------------
Net cash flow from financing activities                       383,884        1,450,435         7,931,596
                                                          ------------      -----------      -------------

Net increase (decrease) in cash                               (46,662)         102,090            36,638

Cash and Cash Equivalents, beginning of period                 83,300           27,726                 -
                                                          ------------      -----------      -------------

Cash and Cash Equivalents, end of period                  $    36,638          129,816            36,638
                                                          ============      ===========      =============

Supplemental cash flow disclosures:
     Cash paid for interest                               $     4,411                -            4,524
                                                          ============      ===========      =============

     Cash paid for income taxes                           $         -                -                 -
                                                          ============      ===========      =============

Non cash investing and financing activities:
     Shares issued for debt                               $ 1,761,716                -         7,326,607
                                                          ============      ===========      =============
     Shares issued for services                           $         -                -           414,606
                                                          ============      ===========      =============
     Shares issued for investment                         $         -                -                30
                                                          ============      ===========      =============
     Shares issued for accrued interest                   $   115,026                -           383,307
                                                          ============      ===========      =============
     Long term deposits financed by accounts payable      $         -                -            70,400
                                                          ============      ===========      =============


     Property costs financed by issuance
         of common stock                                  $         -                -            30,000
                                                          ============      ===========      =============

     Equipment financed by:
         Accounts payable                                           -                -           200,000
         Issuance of common stock                                   -                -             5,000
                                                         ------------      -----------      ------------
                                                         $          -                -           205,000
                                                         ============      ===========      ============



          See accompanying notes to consolidated financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                 Nine month period ended September 30, 2006 and 2005


NOTE 1 - BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2005.

The Company's fiscal year-end is December 31.

NOTE 2 - ACCOUNTING POLICIES

This summary of significant accounting policies of Industrial Minerals, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Basic and Diluted Loss Per Share
--------------------------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share are the same, as inclusion of common stock equivalents would be anti-dilutive.

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2006, the Company had a negative working capital of $723,561, recurring losses, and an accumulated deficit of $5,091,793, and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and possibly obtaining additional financing. Management has and is continuing to raise additional capital from various sources. The Company's website contains all news releases in the past year as well as detailed descriptions and analysis of the Company's mineral property. There can be no assurance that the Company will be successful in raising additional capital as and when it is required.

The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - ORGANIZATION

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


NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2005.


FINANCING

During the nine-month period ending September 30, 2006 the Company has been able to secure debt financing in the amount of $328,043 from non-affiliated shareholders.

NOTE 5 - RECLASSIFICATION

Certain amounts in prior year financial statements have been reclassified to conform with the current year information.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Industrial Minerals, Inc. ("the Company"), a Delaware Corporation, was incorporated on November 6, 1996 under the name Winchester Mining Corp. The name of the Company was subsequently changed to PNW Capital, Inc. on May 16, 2000.

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

     On January 31, 2002, PNW Capital, Inc. ("PNW" or the "Company"), entered into a definitive acquisition agreement to acquire Industrial Minerals Incorporated ("IMI"), a private Nevada Corporation, owner of certain mineral leases located in the Townships of Head, Clara and Maria in the County of Renfrew and the Province of Ontario, Canada. The Agreement for Share Exchange was executed January 31, 2002 and approved by the Board of Directors on January 31, 2002. Under the terms of the acquisition agreement, PNW exchanged a total of 31,511,700 shares of its common stock for 91% of the issued and outstanding shares of IMI. As a result of the transaction, IMI became a wholly owned subsidiary of PNW and changed its company name to Industrial Minerals, Inc.

     On June 13, 2003, the directors approved a resolution to forward split the common shares of the Company on a two shares for one basis, and a majority of the shareholders consented in writing to the forward split. This resulted in the issuance of an additional 36,031,948 shares of common stock.

     The Ministry of Environment of the Province of Ontario has requested a storm water management plan from the Company. The Company has retained Knight Piesold to author this plan and that this plan will be submitted to the Ministry of Environment when completed.

     In August 2004, the Company through its wholly owned subsidiary, Industrial Minerals Canada, Inc. received notice from the Ministry of Northern Development and Mines for the Province of Ontario that the Bissett Creek Graphite Project Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario is now considered filed.

     During the three months ending September 30, 2006, the Company underwent a change in management with the resignation for personal reasons of its Chairman, President, CEO and CF0, Larry Van Tol, effective September 15, 2006. Mr. Van Tol's resignation led to the appointment of Mr. W. Campbell Birge as President and Mr. Robert Dinning C.A. as Chief Financial Officer and Secretary. Both appointments took effect immediately upon the resignation of Mr. Van Tol, who continues to provide assistance to management where needed and is supportive of the new management and the reassessment of the previously designed process and facilities.

     Mr. Birge was formerly Vice President of Operations for the Trust for Sustainable Development, regarding the development of the $3 billion Loreto Bay project, one of the largest real estate developments in North America. He has been a consultant to private and public companies for the past 8 years specializing in organizational development and operations, financing, strategic management, conflict resolution and negotiations.

     Mr. Dinning is a Chartered Accountant with extensive experience in public company corporate management. His background includes experience as an Investment banker, and Chief Financial Officer for one of Canada's largest publicly owned broadcasting companies. He has been a director of several public companies over the past 25 years and continues as a director of other entities.

     Along with the above named appointments, and subsequent to the quarter ending September 30, 2006, the Company announced Mr. David Michaud has agreed to serve as Chief Operating Officer once he has re-located to Canada from Peru. Mr. Michaud holds a Bachelor of Mining Engineering degree from Queens University in Kingston Ontario and specializes in the start-up and operation of large-scale metallurgical concentrators. Mr. Michaud was previously Operations Manager for Corriente Resources Inc, which is a large-tonnage copper-gold resource in Ecuador, South America. He was previously a Senior Operations Metallurgist for Highland Valley Copper in British Columbia, one of the largest open-pit copper operations in the world, and owned by Teck Corp. Mr. Michaud currently resides in Lima, Peru, and will relocate near the mine site.

     In conjunction with the executive appointments detailed above, the Company has also announced the appointment of an advisory board which includes experienced people from the mining and financial field. Mr. Ron Simkus was the first member appointed to the advisory board and he holds a Bachelor of Applied Science Degree in mining engineering from the University of Toronto. He is a past president of Highland Valley Copper in British Columbia where he was accountable for a workforce of 1,048 people and an annual budget of $224 million. Mr. Simkus brings 31 years of experience in base metal ore processing technology and will provide technical support for the operational management team as it proceeds to develop the Bissett Creek property.

     The Company has also announced the addition of Mr. Jerrold Annett and Mr. Lloyd Manchester to the Advisory Board. Mr. Annett is also a holder of a Bachelor of Science Degree in mining engineering from Queens University. Mr. Manchester has extensive experience in the preparation of research and development and government grants.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2006, the Company incurred a loss of $957,721 vs. a loss of $1,353,443 for the nine months ended September 30, 2005.

The Company had no revenues for the fiscal year other than sundry income of $3,040 from a test sample of product sold. The Company incurred costs of $10,700, including blasting costs, in order to obtain sufficient graphite for the test sample.

The Company continues as an Exploration Stage Company.

Expenses in the quarter ending September 30, 2006 have decreased dramatically to $208,213 from $557,095 in the three months ending September 30, 2005. General and administrative costs are down significantly as the Company has deferred original plans to raise $2,145,000 to complete upgrades discussed in a previous quarterly filing. Instead, the Company is engaged in resource modeling and process technology development. The Company currently has personnel onsite on a contract basis only. Experienced international consultants from the mining industry will be used where necessary to assist the Company.

The administrative office located in Mankato, Minnesota was closed effective September 30, 2006. While the lease on the premises has two years to go, the landlord has indicated a tenant will assume occupancy January 1, 2007, thus allowing the Company to terminate its lease. The Company will honor lease obligations on the premises until December 31, 2006.

For the nine months ended September 30, 2006, expenses amounted to $961,005 vs. $1,353,460 for the nine months ended September 30, 2005. The main reason for the decrease is a $392,455 saving on general and administrative expenses incurred in the current year. General administrative expenses were decreased significantly at the mine site and these costs will continue to be minimal. The large flake graphite (mesh size -12 to +35) is the most valuable product and it was discovered during the pre-operational phase that a portion of the large flake size graphite was being destroyed at certain stages of the graphite operation.

Increased professional fees of $170,962 to Sept 30, 2006 vs. $68,836 for the nine months ended Sept 30, 2005 are the result of increased engineering fees paid for work at the mine site.

Management fees for 9 months ended Sept 30, 2006 of $230,468 are down from $338,614 for Sept 30, 2005. This is the result of a reduction of personnel at the mine site during the year.

As there will be no revenue generated in the next 12 months, the expenses will need to be financed by continued outside financial support. The Company intends to seek loans from shareholders and other interested parties in order to finance its operations for the next 12 months. While the Company feels it can obtain the necessary financing there is no assurance that such loans, investments, or other financial assistance will be forthcoming.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006 the Company had cash on hand in the amount of $36,638 vs. $129,816 at September 30, 2005. The Company has no prepaid expenses at the present time as it has paid its royalty costs for the year, of $24,838 ($27,000 Cdn$) under the terms of its agreement.

The Company has total deposits in the amount of $22,621 as of September 30, 2006, which is unchanged for the year. Included in this is a deposit with its landlord in Toronto of $1,521 which represents one-month rent and common costs associated with its premises located at 2500 One Dundas Street West, Suite 2500, Toronto, Ontario, Canada M5G 1Z3. The Company will continue to rent office space on a month- to-month basis.

The Company has a long-term deposit of $230,000 with the Ministry of Finance for the Province of Ontario. During the year ending December 31, 2004 a Mine Development and Closure Plan was filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the Mining Act, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company's deposit in the amount of $230,000 is a non-refundable financial guarantee to the Province of Ontario ensuring that there are enough funds on hand to affect a proper closure of the Bissett Creek Graphite property.

The Company has accounts payable of $189,311 at September 30, 2006 vs. $97,430 at September 30, 2005. These payables include fees owing to consultants engaged at Bissett Creek and a good portion of these obligations have been paid subsequent to September 30, 2006. The Company also owes $14,778 in accrued interest payable. This accrued interest is due and payable in regard to various loans outstanding. accrued interest is due and payable in regard to various loans outstanding.

In September, 2002, the Company purchased a house at the entrance to the road leading into the Bissett Creek property at a cost of $24,050. Subsequent additions increased the house cost to $45,191. At the time of purchase, the Company negotiated a first mortgage in the amount of $17,000 with the vendor which requires a payment of $359 (Canadian $400) monthly for five years. The balance outstanding when the mortgage matures in 2007 will be fully retired. This mortgage carries an interest rate of 7% annually. The balance outstanding at Sept 30, 2006 is $10,569, with $3,482 due within one year.

At September 30, 2006, the Company had liabilities of $184,341 to related parties, including amounts owing to the former Chairman. There are no terms of repayment for related party debt of $99,341 while the remaining balance of $85,000 will be paid in the near future.

The Company also received loans from shareholders who are non affiliates, in the amount of $390,908 as of September 30, 2006. This compares to loans outstanding at September 30, 2005 of $1,543,763. The loans of $390,908 have allowed the Company to finance its current deficit and retire current liabilities outstanding. Loans of $292,161 carry an interest rate of 7% while loans of $98,747 carry an interest rate of 10%. All accruals have been included in accrued interest payable. Included in loans payable is a promissory note payable in the amount of $98,747 which is repayable in November 2006. The Company intends to obtain additional loans from shareholders and other interested parties to retire all outstanding payables, and finance its feasibility study over the next six to twelve months. While the Company intends to procure these loans, there is no assurance that the Company will be successful in its attempt to obtain said loans.

On April 4, 2006, the Board of Directors approved the settlement of $1,876,742 in loans payable, including accrued interest of $115,026, by issuance of 6,255,810 restricted shares of common stock, which are subject to resale under rule 144. These loans were settled in full at that date with a non-affiliated shareholder.

As indicated earlier, the Company has deferred original plans to raise $2,145,000 to complete upgrades discussed in a previous quarterly filing. Instead, the Company is engaged in resource modeling and process technology development. The Company currently has personnel onsite on a contract basis only. Experienced international consultants from the mining industry will be used where necessary to assist the Company.

Item 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

On or about September 30, 2006, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no material changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

None.


Item 5. OTHER INFORMATION

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       EXHIBIT NO.                DESCRIPTION
       -----------                -----------

          31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley
                    Act
          31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley
                    Act
          32.1 Certification of Disclosure Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          32.2 Certification of Disclosure Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

          Form 8-K Report filed on April 5, 2006
          Form 8-K Report filed on May 12, 2006
          Form 8-K Report filed on May 17, 2006
          Form 8-K Report filed on Oct 03, 2006

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2006             INDUSTRIAL MINERALS, INC.

                                 By: /s/ W. Campbell Birge
                                     ---------------------------------
                                     W. Campbell Birge, President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2006                INDUSTRIAL MINERALS, INC.

                                    By: /s/ Robert Dinning
                                        --------------------------------
                                        Robert Dinning, Chief Financial Officer,
                                        Secretary and Director