Form 10KSB
period 2006-12-31
INDUSTRIAL MINERALS INC
filed 2007-04-02
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934 For the transition period from ________ to _________

Commission File Number:             000-30651
                                    ----------

                            INDUSTRIAL MINERALS, INC.
                            -------------------------
                 (Name of small business issuer in its charter)

         Delaware                                          11-3763974
-------------------------------                 ------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
       incorporation)

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

       Title of Class                  Name of each exchange on which registered
Common Stock, no par value                              None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                          Yes [X] No [_]

                 Persons who are to respond to the collection of
               information contained in this form are not required
                 to respond unless the form displays a currently
                            valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $3,040
                                                         ------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 28, 2007, 92,059,751 shares of the Company's Common Stock, no par value per share, were held by non-affiliates, which, based upon market closing price on March 28, 2007, of $0.13 had a value of $11,967,767.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [X]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

There were 118,043,776 shares of Common Stock of the Registrant outstanding as of March 30, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Transitional Small Business Disclosure Format (Check One)
Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I                                                                   PAGE

Item 1.  Description of Business                                          2
Item 2.  Description of Properties                                        4
Item 3.  Legal Proceedings                                                5
Item 4.  Submission of Matters to a Vote of Security Holders              6

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                              6
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                         7
Item 7.  Financial Statements and Supplementary Data                     12
Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                        12
Item 8A. Controls and Procedures                                         12
Item 8B. Other Information                                               13

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act      13
Item 10. Executive Compensation                                          16
Item 11. Security Ownership of Certain Beneficial Owners and
         Management And Related Stockholder Matters                      17
Item 12. Certain Relationships and Related Transactions                  18
Item 13. Exhibits, Financial Statement Schedules                         18
Item 14. Principal Accounting Fees and Services                          19

SIGNATURES                                                               20

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

The Company was incorporated on November 6, 1996. The name of the Company was changed from Winchester Mining Corp to PNW Capital, Inc. on May 16, 2000.

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

In fall of 2000 the Company acquired 100% of the issued and outstanding stock of PB&J Inc. a newly formed Colorado Corporation upon issuance of 47,460,000 shares of common stock to the principals of PB&J, who became the management and Directors of PNWC.

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

As a result of the transaction IMI became a wholly owned subsidiary of PNW. Neither the Company, nor its subsidiary, had any revenue producing operations. The stockholders of IMI became stockholders of PNW, and their rights as stockholders are governed by the PNW articles of incorporation and bylaws, as currently in effect, and the laws of the State of Delaware. Following the acquisition, PNW continued under IMI's operations with the company name changed to Industrial Minerals,Inc. PNW's then current board of directors resigned and a new board of directors was appointed after Notice pursuant to Section 14f of the Securities and Exchange Act of 1934 was mailed to shareholders. Shareholders did not vote on this appointment of directors.

The IMI transaction was approved by the Board, as the company had been unable to raise capital for the PB&J project. The purchase consideration was negotiated based upon a summary of a report on the Bissett Creek graphite property prepared by Ben Ainsworth of Ainsworth-Jenkins. This report prepared by Mr. Ainsworth summarized previous reports by Kilborn Engineering Ltd., KHD Canada Ltd., Pincock, Alan & Holt, Cominco Engineering Services Ltd and Environmental Applications Group Ltd.

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

The class of persons to whom the common shares of issuer were issued to were the holders of 91% of the common stock of Industrial Minerals, Incorporated, a Nevada Corporation. The consideration for the issuance of issuers shares was to acquire (by exchange) 91% of the shares of Industrial Minerals, Incorporated, a Nevada Corporation. Subsequently in May 2002, the subsidiary Industrial Minerals, Inc. was merged into issuer in a statutory merger of a subsidiary in to a parent pursuant to Section 253 of Delaware General Corporation Law.

On June 13, 2003, the officers and directors of the Company approved a resolution to forward split the common shares of the Company on a two shares for one basis, and a majority of the shareholders have indicated their written consent to such action. This resulted in the issuance of an additional 36,031,948 shares of common stock.

On July 24, 2003, Industrial Minerals Canada, Inc., a wholly owned subsidiary of Industrial Minerals, Inc., and Mohawk Investment Group and Community of Southend Reserve No. 200 and 209 and Southend Reindeer Development Corporation signed a memorandum of understanding regarding a graphite property in Saskatchewan. The parties agreed to form a limited partnership for the mining, milling, and transportation, and sale of graphite located on the reserve. On March 14, 2004, negotiations were terminated regarding the Saskatchewan property as the parties were unable to negotiate the necessary contracts.

In August 2004, the Company through its wholly owned subsidiary, Industrial Minerals Canada, Inc. received notice from the Ministry of Northern Development and Mines for the Province of Ontario that the Bissett Creek Grapite Project Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario is now considered filed. Industrial Minerals, Inc. through its wholly owned subsidiary Industrial Minerals Canada, Inc. may now begin production of graphite on its Bissett Creek Graphite Property. During production the Company must comply with the Bissett Creek Graphite Closure Plan as filed.


RISK FACTORS

The Company's business is subject to numerous risk factors, including the following: The Company is in the process of developing its mineral property for graphite at its Bissett Creek property. The company has built its processing building and installed equipment in preparation for production of graphite.

The Company has the following concerns:

1. The Company has no record of earnings. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery and sale of graphite. Furthermore, there has been minimal graphite production to date on the property. The Company has no purchase orders for graphite to be produced by the Company

2. The Company's success and possible growth will depend on its ability to recover graphite, process the graphite and successfully sell them on world markets. It is dependent upon the market's acceptance of the quality and consistency of the product presented for sale.

3. Liquidity and need for additional financing is a concern for the Company. At the present time, the Company does not have sufficient cash to finance its operations if its mine plan is delayed further. The Company is dependent on the ability of its management team to obtain the necessary working capital to operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer form a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

4. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

5. There are no dividends anticipated by the Company. At the present time, the Company intends to focus on raising additional capital and development of its Bissett Creek property in Ontario, Canada.


ITEM 2 - DESCRIPTION OF PROPERTIES

On December 31, 2001 the Company acquired and merged Industrial Minerals, Inc., a Nevada Corporation, into itself. The Company owns mineral interests through its wholly owned subsidiary Industrial Minerals Canada, Inc. in a graphite mineral property in Canada as follows:

The Company is the "lessee" of lease number 364704 consisting of the following:
All those parcels or tracts of land and land under water in the Township of Head, Clara and Maria, in the County of Renfrew and Province of Ontario, containing by admeasurement 564.569 hectares, be the same more or less, composed of those parts of lots 21, 22, 23, 24 and 25, Concessions IV and V, and part of the bed of Mag Lake and the bed of the unnamed lake, and lots 23, 24 and 25 and the north half of lots 21 and 22, Concession III as shown on the plan ofthe geographic Township of Maria, designated as parts 1, 2, 3 and 5 on a plan and a field notes deposited in the Land Registry Office at Pembroke as Plan 49R_11203, comprising mining claims EO 608306, EO 608346, EO 608347, EO 608374, EO 608348,
EO 608373, EO 608349, EO 608372, EO 608369, SO 998760, SO 1084577, EO 800884, EO
800880, EO 800881, EO 608350, EO 608371, EO 608367, EO 608370, EO 608376, EO
608368, EO 608302, SO 1117797, SO 998754, SO 1117798, SO 998755, SO 1117799, SO
998756 and SO 998757.

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

The Company has been producing quality control samples over the past year while adjustments were made to the processing plant. The property and processing plant are located 16km from the TransCanada Highway, 20km from the Canadian Pacific rail line and a 4-5 hour drive to the Port of Montreal.

Industrial Minerals, Inc. has developed a totally dry process to recover graphite from its quartz/biotite/graphite ore body. It is the only graphite mine in the world to use this environmentally friendly extraction method. The process has proven to be capable of extracting 95 - 96% pure graphite economically from various parts of the ore body with feed contents ranging from 1.5 to 16.8% carbon. The Company is continuing its evaluation of the fixed assets at the mine site and continues to evaluate all of its options regarding the dry process and alternate processing methods.

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

The Company's mailing address is One Dundas Street West, Suite 2500, Toronto, ON M5G 1Z3.

ITEM 3 - LEGAL PROCEEDINGS

The Company has been named in a lawsuit filed by an individual pertaining to a dispute with an alleged shareholder of the Company.

The lawsuit has been filed in the State of Washington in the Superior Court of the State of Washington For King County.

The Company was served on February 6, 2007 in Delaware.

The Plaintifs are Mohamad S. Bakizada and Henriette Bakizada.

The Defendants are the Company, Robert D Poirier and Jane Doe Poirier, John Melnyk and Jane Doe Melnyk, and Larry Van Tol and Jane Doe Van Tol.

Mr. Bakizada is claiming that shares allegedly purchased by him from the Defendants is in violation of Washington State Securities Act.

Mr. Bakizada is requesting relief for the amount of his investment plus interest at 8% from date of purchase plus reimbursement of losses plus interest at 8%.

Mr. Melnyk and Mr. Van Tol are previous officers and directors of the Company while Mr. Poirier is allegedly a shareholder or former shareholder of the Company. The lawsuit is unspecified as to amount and the Company feels it is without merit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



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

          2005                   HIGH                    LOW
         ----                    ----                    ---
     1st quarter                 1.27                    0.77
     2nd quarter                 1.01                    0.40
     3rd quarter                 0.77                    0.35
     4th quarter                 0.91                    0.35


           2006                  HIGH                    LOW
           ----                  ----                    ---
     1st quarter                 0.50                    0.25
     2nd quarter                 0.42                    0.21
     3rd quarter                 0.30                    0.13
     4th quarter                 0.43                    0.11

     (b) As of December 31, 2006, there were 311 shareholders of record of the Registrant's common stock.

     (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

     Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,(i)sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS

Twelve month periods ending December 31, 2006, 2005

Industrial Minerals, Inc. ("the Company"), a Delaware Corporation, was incorporated on November 6, 1996, under the name Winchester Mining Corp, and after a series of mergers, and name changes, became known as Industrial Minerals, Inc in 2002.

On September 15, 2006, the Company underwent a change in management as a result of the resignation of Larry Van Tol, who had been President and CEO since November 2004. Mr. Van Tol, advised the Board of Directors that he was resigning September 15, 2006 for personal reasons and that he would be available in the future to assist where necessary. Mr. Van Tol was replaced by W. Campbell Birge on September 15, 2006, who had been a long time shareholder of the Company and assumed the position of President of the Company. Mr. Birge was formerly Vice President of Operations for the Loreto Bay project in Mexico, which was a $3 billion real estate development project in Mexico. At the same time the Company announced the appointment of Mr. Robert Dinning C.A. to the position of CFO, Secretary and Director. Mr. Dinning was a former senior officer of a large public broadcasting company, and was also a former investment banker with a subsidiary of a major Canadian Bank. He has been a director, officer and consultant for several public companies over the past 25 years.

The other resignation during the year was that of Mr. Thomas Banford, director, who resigned for personal reasons.

On March 19, 2007, a further management change occurred in the Company when three directors, Mr. Campbell Birge, Mr. Stephen Weathers, and Mr. Pat Rogers submitted their resignations as directors. On March 20, 2007, Mr. William E. Thomson was nominated as a director and Chairman of the Board, and Mr. William
D. Booth was nominated as a director. Both gentlemen have accepted appointment to the board of directors. Robert Dinning remains as CFO, Secretary and a director of the Company.

Mr. Thomson is Chairman of Thomson Associates, of Toronto Ontario and London England. Thomson Associates is a merchant banking company providing corporate finance expertise and management leadership to businesses. Founded in 1978, Thomson Associates has developed a legacy of achievement in obtaining Private Equity and Equity related capital for emerging growth companies. Mr. Thomson, aged 64, has assumed the position of Chairman of the Board of the Company.

Mr William Booth is currently Vice President - Inventory Management - of Northern Group Retail Ltd, - a large multi outlet retail entity located throughout North America. He is 47 years old and has held this position in excess of five years. He will serve as an Independent director of the Company.

During the fiscal year ending December 31, 2006, the Company had nominal revenues of $3,040 for 2006 compared to $760 for 2005. The revenue in both years is not significant and is the result of ongoing testing on small samples of graphite.

Total expenses for professional fees were 172,389 for 2006 compared to $113,537 in 2005.

Total royalty expenses were $23,739 in 2006 and 21,330 in 2005. These expenses were incurred for the Bissett Creek Graphite property. The Company is required to pay a minimum yearly royalty of $21,600 whether graphite is produced or not. These payments are due semi-annually on March 6 and September 6 of each year. The fluctuations reported by the Company regarding this expense are foreign exchange related. The Company is required to pay the royalty due in Canadian dollars and that minimum royalty is $27,000 Canadian annually.

Total depreciation expenses were $239,126 in 2006 and $248,060 in 2005.

Total management fees and salaries were $285,715 in 2006 vs $480,132 in 2005. The Company incurred $85,000 in management fees to the former President and CEO, and a further $18,018 to the current President for the fiscal year ending December 31, 2006. The other management fee was paid to the current CFO in the amount of $18,018. This compares to $24,000 in salaries and $12,000 in management fees to the former CFO in 2005 and $120,000 paid to the former CEO. The balance of $164,679 was paid to employees at the Bissett Creek Graphite property during the fiscal year ending December 31, 2006 compared to $324,132 paid to Bissett Creek employees in 2005.

Other general and administrative expenses totaled $472,946 in 2006 vs $961,940 in 2005. These expenses reflect lower activity in 2006.

The Company had a net loss from operations of $1,255,583 vs $1,844,239 in 2005.The Company recognizes that it must acquire additional financing in order to properly develop the Bissett Creek property and to sell the resulting graphite on the world market. There is no assurance that the Company or its management will be successful in its attempts to acquire additional financing.

Liquidity and Capital Resources

The Company has cash on hand of $6,759 at December 31, 2006 vs $83,300 on hand at December 31, 2005. There were no receivables or prepaid expenses in 2006 whereas there was a receivable at December 31, 2005 of $35,158, made up mainly of funds owed to the company by the Government of Canada.

The Company has total deposits at December 31, 2006 of $10,000 compared to $22,621 as of December 31, 2005. This represents a decrease of $12,621. The Company has a deposit on equipment in the amount of $10,000.

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

The Company had nominal revenue of $3,040 in 2006 vs $760 during the twelve-month period ending December 31, 2005 . The Company is still testing its process and cannot specify at this time when a normal revenue stream might be generated.

The Company has total current liabilities in the amount of $502,313 at December 31, 2006 compared to $257,012 at December 31, 2005. This liability is comprised of Accounts payable of $110,710, accrued interest on debt of $25,488, loan payable of $90,796, due to related parties of $264,906 and mortgage payable of $10,413.

The Company currently does not have sufficient funds to retire these liabilities nor is there any assurance that it will be successful in raising the funds necessary to retire these obligations. The Company intends to continue to seek debt or equity financing to complete this project from non-affiliates, officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. All risks and uncertainties inherent in any start-up company exist in the chosen area of the Company. The Company does not have commitments for financing at this time but management is optimistic that sufficient financing can be obtained.

During the fiscal year ending December 31, 2002 the Company acquired property near the mine site which included a house on the land. Included was a mortgage which at December 31, 2006 amounted to $10,413. This first mortgage (secured by a first charge on the property) calls for monthly payments of $340 including interest. This mortgage is due in full on August 29, 2007.

The Company had current loans payable of $90,796 plus accrued interest of $25,488 compared to $90,796 and accrued interest of $19,637 as of December 31, 2005. The Company was granted an extension regarding this debt to July 31, 2007 during the twelve-month period ending December 31, 2006.

Loans due to related parties amounted to $264,906 at December 31, 2006 compared to $51,589 at December 31, 2005. There are no specific terms of repayment for these loans nor are any of these loans secured.

The Company also has loans payable with no specific terms of repayment amounting to $446,987 at December 31, 2006 compared to $1,745,216 at December 31, 2005.
During the current fiscal year, the Company negotiated the conversion of the $1,745,216 loan, plus additional financing of 16,500, plus accrued interest $115,026 in outstanding loans into 6,255,810 shares of common stock. This retired debt incurred in 2005 in the amount of $1,745,216. This debt was retired in 2006 with the issuance of the 6,255,810 shares of common stock. Interest accrues on the loan outstanding at 10%.

The Company requires additional capital in order to amortize its existing debt in an orderly manner and to provide sufficient capital in order to continue development of the graphite property. Discussions are currently underway in regard to additional financing.

Investors should be further cautioned that the ultimate success of the Company relies on the Company's ability to successfully mine and market its graphitic resource at a profit.

CONTRACTUAL OBLIGATIONS AND OTHER LONG-TERM LIABILITIES

Industrial Minerals, Inc. has the following minimum commitments under contractual obligations, including purchase obligations, as defined by he U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on Industrial Minerals, Inc. and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on Industrial Minerals, Inc.'s balance sheet under GAAP. Based on this definition, the table below includes only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

The following table provides aggregated information about Industrial Minerals, Inc.'s outstanding contractual obligations and other long-term liabilities as of December 31, 2006.

                                                      2006
                                                    --------

              Mortgage Payable & Interest           $ 10,413
              Current loans payable & interest      $116,284
              Loans Payable & Interest              $460,269

              Total Contractual Commitments         $586,966
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

"The Company's financial statement has been presented on the basis that it is a going concern. The Company is in the exploration stage and has not earned significant revenues from operations. The Company's current liabilities exceed current assets by $485,554 and the Company recorded a net loss amounting to $1,255,583 during the year ended December 31, 2006. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to operate its Bissett Creek Property and ultimately, achieve profitable operations. Management plans to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities to ensure the business becomes profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties."

If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur.

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

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officers have concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.



ITEM 8B - OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current Executive officers of Registrant at December 31, 2006 are:

         NAME                       POSITION HELD             TENURE
         ----                       -------------             ------

         W. Campbell Birge          President and CEO         Annual
         Robert G. Dinning          CFO and Secretary         Annual

The persons who are directors of the Registrant at December 31, 2006 are:

         NAME                              AGE
         ----                              ---
         W. Campbell Birge                  53
         Robert G. Dinning                  67
         Stephen W. Weathers                46
         Patrick Rogers                     60

The persons who are directors of the Registrant at March 28, 2007 are:

         NAME                              AGE
         ----                              ---

         William Thomson                    64
         Robert Dinning                     67
         William Booth                      47



Business Experience

The following is a brief account of the business experience during at least the past five years of the persons designated to be new directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

W.Campbell Birge, age 53,has a Master's degree in Management and Organizational Development from United States International University, a Bachelor of Arts degree in Sociology from Simon Fraser University and a Bachelor of Education from the University of Calgary. Mr. Birge is a consultant for public and private companies in the United States, Canada and Mexico. He is on the Advisory Board of The Trust For Sustainable Development and was instrumental in putting together the Loreto Bay project which is one of the largest real estate development projects underway in North America today. Mr. Birge specializes in Mexican ejido land negotiations and arbitration.

He also sits on the Advisory Board of Sigma Capital Group, a North Carolina based boutique investment bank, providing advisory and representative investment banking services to distinctive, well-managed growth companies in its targeted industry sectors.

ROBERT G. DINNING, age 67, is a Chartered Accountant, and a lifetime member of the Alberta Institute of Chartered Accountants. Mr. Dinning has an extensive background in corporate finance, having been and officer of a large public broadcasting company, a former investment officer of a subsidiary of a large Canadian bank, and in recent years, an officer and director of several public companies, primarily in the resource industry and the high tech industry. Mr. Dinning is currently a director of another public company and is a director of several private companies.

STEPHEN W. WEATHERS, age 46, earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1997 through 1999 and presently works in the environmental remediation division for a Duke Energy Field Services which is a natural gas processing company (1999-Present).

PATRICK ROGERS, age 60, graduated with a Bachelor of Science degree in Accounting from Mankato State University (now known as Minnesota State University - Mankato) in 1969. From 1969 to 1973 Mr. Rogers served in the United States Air Force and in 1973 returned to Mankato, Minnesota to purchase a one-third interest in a local accounting firm in which he eventually acquired a 100% interest. Mr. Rogers earned his Certified Public Accountant (CPA) designation in 1974 and the Certified Valuation Analyst (CVA) designation granted by the National Association of Certified Valuation Analysts (NACVA) in 1997. Today Mr. Rogers is a tax partner and former board member with the firm of Eide Bailly & Co., a 100 person Certified Public Accounting firm with 3 offices in Minnesota and a total of 45 Certified Public Accountants on staff.

On March 20, 2007, a significant change in the Board of Directors occurred when three directors, Mr. Birge, Mr. Weathers and Mr. Rogers resigned. They have been replaced on the Board of Directors by Mr. William Thomson, who assumed the title of Chairman of the Board, and Mr. William Booth, director. Both gentlemen reside in Toronto Ontario.

Mr. Thomson is Chairman of Thomson Associates, of Toronto Ontario and London England. Thomson Associates is a merchant banking company providing corporate finance expertise and management leadership to businesses. Founded in 1978, Thomson Associates has developed a legacy of achievement in obtaining Private Equity and Equity related capital for emerging growth companies. Mr. Thomson, aged 64, has assumed the position of Chairman of the Board of the Company.

Mr William Booth is currently Vice President - Inventory Management - of Northern Group Retail Ltd, - a large multi outlet retail entity located throughout North America. He is 47 years old and has held this position in excess of five years. He will serve as an Independent director of the Company.


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

ITEM 10- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Cash Compensation.

     Compensation paid for all services provided up to December 31, 2006 (1) to each of our executive officers and (2) to all officers as a group.

                              ANNUAL COMPENSATION        LONG TERM COMPENSATION
                       --------------------------------  ----------------------
                       -      ANNUAL COMPENSATION    -   - AWARDS     PAYOUTS -
                       --------- ----------------------  ---------- -----------

NAME AND PRINCIPAL     YEAR  SALARY  BONUS OTHER ANNUAL  RESTRICTED   All Other
Position                                   COMPENSATION    STOCK       Comp.
                                                          AWARD(S)     ($)
  (a)                   (b)    (c)   (d)      (e)          (f)         (i)
--------------------   ----  ------  ----- ------------  ---------    --------
W. Campbell Birge      2006     0     0     $ 18,018        0           0
President & CEO &
--------------------   ----  ------  ----- ------------  ---------    --------
Larry Van Tol former   2006     0     0     $ 85,000        0           0
CEO and acting CFO
(resigned 09/15/06)
--------------------   ----  ------  ----- ------------  ---------    --------
Robert Dinning, CFO    2006     0     0     $ 18,018        0           0
And Secretary
--------------------   ----  ------  ----- ------------  ---------    --------
Officers as a Group    2006                 $127,000        0           0

                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (to December 31, 2006)

--------------------     ----  ------  ----- ------------  ---------    --------

Other than as disclosed above, no director or officer has been or was previously paid separate annual fees, meeting fees or any other form of compensation. Fees as outlined above to the three officers listed above are the sum total of compensation paid during the year.

The following committees have been formed as of March 18, 2004 and membership as of December 31, 2006 is as follows:

     1) Nominating Committee - Members are Robert Dinning, Pat Rogers and Stephen W. Weathers. Pat Rogers and Stephen W. Weathers are independent Directors as defined by the Sarbanes-Oxley Act of 2002. Mr. Rogers and Mr. Weathers Resigned March 19, 2007 and have not yet been replaced on Committee.

     2) Audit Committee - Members are Patrick Rogers and Stephen Weathers. Patrick Rogers and Stephen Weathers are independent Directors as defined by the Sarbanes-Oxley Act of 2002. Both members resigned as directors March 19, 2007 and the Company currently has no Audit Committee.

     3) Compensation Committee - Both members, Stephen W. Weathers and Pat Rogers resigned March 19,2007 and have not yet been replaced. All Committee Members are independent Directors as defined by the Sarbanes-Oxley Act of 2002.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of December 31, 2005. Investors should note that Cede & Co. holds 15,319,033 shares for a number of shareholders that have accounts at various brokerage firms throughout the world.

NAME AND ADDRESS OF BENEFICIAL       AMOUNT AND NATURE OF  PERCENT OWNERSHIP
BENEFICIAL OWNERSHIP                 OF CLASS
----------------------------------------------------------------------------
W.Campbell Birge, President & CEO    971,275 (1)           Less than 1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
----------------------------------------------------------------------------

Larry Van Tol, President, former
CEO and Director                     652,250               Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
----------------------------------------------------------------------------
Robert G. Dinning, CFO/Secretary           0                    0
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
----------------------------------------------------------------------------
John Melnyk, Former                5,701,200 (2)               5.1%
CFO Secretary/Treasurer/Director
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
----------------------------------------------------------------------------
Stephen W. Weathers, former Director  26,575               Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
----------------------------------------------------------------------------
Thomas S. Bamford, former
Director                             450,000 (3)           Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
----------------------------------------------------------------------------
Patrick Rogers, former Director      110,000 (4)           Less than .1%
One Dundas Street West Suite 2500
Toronto, Ontario, Canada M5G 1Z3
----------------------------------------------------------------------------
Krystar International             19,494,000                 17.5%
P.O. Box N-8198
East Bay Street
Management International Building
Nassau, Bahamas BWI
===========================================================================
Directors as a Group               6,940,025                 5.2%

--------------------
(1)  Includes 916,275 shares in the name of Paola Levet, wife of Mr. Birge
(2) Includes Murphy's Investment Corp. and Olympic View Investments (beneficially John Melnyk's wife)
(3)  Includes 150,000 shares through the Bamford Family Trust
(4)  Includes 100,000 shares owned by Patrick Rogers spouse.


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

     (1) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated March 16, 2004.

     (2) Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated January 6, 2004.


(c)  Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

General. Rotenberg & Co LLP, is the Company's principal public accounting firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Rotenberg's independence.

The Company appointed an Audit Committee in 2005 consisting of independent directors Patrick Rogers and Thomas S. Bamford. Mr. Rogers is a CPA and a "qualified financial expert." Both members have resigned, Mr. Rogers having resigned March 19, 2007 and the Company has no audit committee at the moment. It plans to appoint one at its next Board of Directors meeting.

Audit Fees. The following table sets out fees billed to the Company by Rotenberg for 2006 and for Toski Schaefer (TSC) for 2005.

                          2006              2005
                          ----              ----

Audit Fees               $23,000           $23,100



The audit committee in 2005 recommended TSC for the audit year 2005 and the shareholders at an annual meeting held in Toronto, Ontario, Canada appointed TSC the company's auditors for the 2005 audit year. In 2006, TSC advised they were withdrawing their services re public company audits and the directors appointed Rotenberg & Co LLP as the new auditors of the Company.

The auditors' full time employees performed all audit work.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Industrial Minerals, Inc.

         Date: March 28, 2007             By:/s/ W. Campbell Birge
                                          ---------------------------------
                                          W. Campbell Birge, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Date: March 28, 2007              By: /s/ Robert G. Dinning
                                              -----------------------------
                                              Robert G. Dinning
                                              Chief Financial Officer




DIRECTORS

         Date: March 28, 2007             By: /s/ W.Campbell Birge
                                              -----------------------------
                                              W.Campbell Birge

         Date: March 28, 2007             By:  /s/ Robert G. Dinning
                                              -----------------------------
                                               Robert G. Dinning

         Date: March 28, 2007             By: /s/ William D. Booth
                                              -----------------------------
                                              William D. Booth, Director


         Date: March  28, 2007            By: /s/ William E. Thomson
                                              -----------------------------
                                               William E. Thomson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  and Stockholders
Industrial Minerals, Inc. and Subsidiary
(An Exploration Stage Company)
Delaware


     We have audited the accompanying consolidated balance sheet of Industrial Minerals, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Industrial Minerals, Inc. and Subsidiary (formerly PNW Capital, Inc.) as of December 31, 2005, including the amounts presented for the period from inception (November 6, 1996) to December 31, 2005, were audited by other auditors whose report dated March 7, 2006 (except for notes 11 and 12, as to which date is April 10, 2006) on those financial statements included an explanatory paragraph that described the Company's ability to continue as a going concern as discussed in note 8 to the financial statements.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming Industrial Minerals, Inc. will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp
------------------------

Rotenberg & Co., llp
Rochester, New York
  March 28, 2007

                           TOSKI SCHAEFER & CO., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                            555 International Drive
                         Williamsville, New York 14221

                                    _______

                            Telephone (716) 634-0700
                               Fax (716) 634-0764




                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM
                             ----------------------



The Board of Directors and Stockholders
Industrial Minerals, Inc. and Subsidiary
(An Exploration Stage Company):

     We have audited the accompanying consolidated balance sheet of Industrial Minerals, Inc. and Subsidiary (formerly PNW Capital, Inc.) (An Exploration Stage Company) as of December 31, 2005, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of PNW Capital, Inc. as of December 31, 2001, including the amounts presented for the period from inception (November 6, 1996) to December 31, 2001, were audited by other auditors whose report dated February 13, 2002 on those statements included an explanatory paragraph that described the Company's ability to continue as a going concern as discussed in note 8 to the financial statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Minerals, Inc. and Subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                                /s/ Toski Schaefer & Co., P.C.
                                                ------------------------------

Williamsville, New York
March 7, 2006
(except for notes 11 and 12, as to which date is April 10, 2006)


                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                     December 31, 2006 and December 31, 2005


                                                             December 31,   December 31,
                                                                  2006          2005
                                                              -----------    -----------
ASSETS
    CURRENT ASSETS
       Cash                                                   $     6,759    $    83,300
       Receivables                                                     --         35,158
       Prepaid expenses                                                --         16,895
       Deposits                                                    10,000         22,621
                                                              -----------    -----------
           Total Current Assets                                    16,759        157,974

    LONG-TERM DEPOSITS                                            230,000        230,000

    FIXED ASSETS
       Building and Equipment                                   2,180,640      2,274,404
       Less accumulated depreciation                             (699,790)      (504,227)
                                                              -----------    -----------
                                                                1,480,850      1,770,177
                                                              -----------    -----------

TOTAL ASSETS                                                  $ 1,727,609    $ 2,158,151
                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
       Accounts payable                                       $   110,710    $    92,044
       Accrued interest payable                                    25,488         19,637
       Loans payable                                               90,796         90,796
       Due to related parties                                     264,906         51,589
       Mortgage payable, due within one year                       10,413          2,946
                                                              -----------    -----------
           Total Current Liabilities                              502,313        257,012

    OTHER LIABILITIES
       Accrued interest payable                                    13,282         71,892
       Loans payable                                              446,987      1,745,216
       Mortgage payable, net of portion due within one year            --          9,823
                                                              -----------    -----------
           Total Liabilities                                      962,582      2,083,943
                                                              -----------    -----------

    STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, 200,000,000 shares authorized, $0.0001
           par value;118,043,776 and 111,587,966 shares
           issued and outstanding, respectively                    11,801         11,155
       Additional paid-in capital                               6,142,882      4,197,125
       Deficit accumulated during exploration stage            (5,389,656)    (4,134,072)
                                                              -----------    -----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          765,026         74,208
                                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,727,609    $ 2,158,151
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Period from       Period from
                                                                                            Nov 6, 1996       Nov 6, 1996
                                                            Year Ended      Year Ended      (Inception)       (Inception)
                                                           December 31,    December 31,    to December 31,   to December 31,
                                                              2006            2005             2006              2005
                                                          -------------    -------------    -------------    -------------
REVENUE                                                   $       3,040    $         760    $      19,337           16,297
                                                          -------------    -------------    -------------    -------------
EXPENSES
    Cost of revenues                                             10,700               --           86,901           76,201
    Professional fees                                           172,389          113,537        1,484,520     1,312,131
    Royalty fees                                                 23,739           21,330           98,054           74,315
    Depreciation and amortization                               239,127          248,060          752,063          512,936
    Impairment of long-lived assets                                  --               --          582,176          582,176
    Loss on disposal of assets                                   54,251               --           54,251               --
    Management fees and salaries                                285,715          480,132          946,374          660,659
    Other general and administrative                            472,947          981,940        4,153,035        3,680,089
                                                          -------------    -------------    -------------    -------------

      TOTAL EXPENSES                                          1,258,868        1,844,999        8,157,375        6,898,507
                                                          -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                         (1,255,828)      (1,844,239)      (8,138,038)      (6,882,210)
                                                          -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
    Interest income                                                 244               20            3,172            2,928
    Gain from extinguishment of debt                                 --               --        1,047,634        1,047,634
    Other income                                                     --               --              594              594
                                                          -------------    -------------    -------------    -------------

      TOTAL OTHER INCOME                                            244               20        1,051,400        1,051,156
                                                          -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                         (1,255,584)      (1,844,219)      (7,086,638)      (5,831,054)
                                                          -------------    -------------    -------------    =============

INCOME TAXES                                                         --               --               --
                                                          -------------    -------------    -------------

NET LOSS                                                  $  (1,255,584)   $  (1,844,219)      (7,086,638)
                                                          =============    =============    =============

    NET LOSS PER SHARE, BASIC AND DILUTED                 $       (0.01)   $       (0.02)
                                                          =============    =============

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     116,384,472      111,587,966
                                                          =============    =============


   The accompanying notes are an integral part of these financial statements.



                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Period from        Period from
                                                                                     November 6, 1996    November 6, 1996
                                                                                      (Inception of       (Inception of
                                                         Year             Year       Exploration Stage) Exploration Stage)
                                                        Ended            Ended             To                 To
                                                      December 31,    December 31,     December 31,       December 31,
                                                         2006             2005             2006              2005
                                                    ---------------  --------------    ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $    (1,255,584) $   (1,844,219)   $ (7,086,638)         (5,831,054)
                                                    ---------------  --------------    ------------      --------------
 Adjustments to reconcile net loss
   to net cash used by operating activities:
     Depreciation                                           239,127         248,060         743,771             504,644
     Provision for bad debts                                     --              --          49,676              49,676
     Stock issued for services                                   --              --         414,606             414,606
     Impairment of long-lived assets                             --              --         297,882             297,882
     Loss on disposal of assets                              54,250              --          54,250
     Gain on extinguishment of debt                              --              --      (1,047,634)         (1,047,634)
     Changes in:
       Receivables                                           35,158          70,767          (4,169)            (39,327)
       Inventory                                                 --              --          (5,527)             (5,527)
       Prepaid expenses                                      16,895          (1,355)           (540)            (17,435)
       Deposits                                              12,621         (10,832)        (10,000)            (22,621)
       Accounts payable and accrued expenses                 18,666         (28,282)        (47,718)            (66,384)
       Due to related parties                               213,317          39,802         659,906             446,589
                                                    ---------------  --------------    ------------      --------------
 Net cash used in operating activities                     (665,550)     (1,526,059)     (5,982,135)         (5,316,585)
                                                    ---------------  --------------    ------------      --------------
 Cash flows from investing activities:
   Purchase of building and equipment                        (4,050)       (239,775)     (2,078,031)         (2,073,981)
   Investment in Multiplex                                       --              --         (75,000)            (75,000)
   Acquisition of goodwill                                       --              --        (149,057)           (149,057)
   Loan to related party                                         --              --         (50,000)            (50,000)
   Loan repayments                                               --           4,493           4,493
   Long-term deposits                                            --              --        (159,600)           (159,600)
                                                    ---------------  --------------    ------------      --------------
 Net cash used in investing activities                       (4,050)       (239,775)     (2,507,195)         (2,503,145)
                                                    ---------------  --------------    ------------      --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from sale of common stock                 1,946,403              --       2,691,262             744,859
   Net proceeds from loans payable                          463,488       1,745,216       7,248,939           6,785,451
   Loan repayments                                       (1,761,717)             --      (1,761,717)                 --
   Proceeds from mortgage                                        --              --          17,000              17,000
   Principal payments on mortgage                            (2,356)         (2,626)         (6,587)             (4,231)
   Accrued interest payable                                 (52,759)         78,818         307,052             359,811
   Cash acquired in acquisition of
     Peanut Butter & Jelly, Inc.                                 --              --             140                 140
                                                    ---------------  --------------    ------------      --------------
 Net cash provided by financing activities                  593,059       1,821,408       8,496,089           7,903,030
                                                    ---------------  --------------    ------------      --------------


NET INCREASE (DECREASE) IN CASH                             (76,541)         55,574           6,759              83,300


Cash, beginning of period                                    83,300          27,726              --                  --
                                                    ---------------  --------------    ------------      --------------
Cash, end of period                                 $         6,759  $       83,300    $      6,759              83,300
                                                    ===============  ==============    ============      ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

 Interest paid                                      $         4,411  $           --    $      4,524                 113
                                                    ===============  ==============    ============      ==============
 Income taxes paid                                  $            --  $           --    $         --                  --
                                                    ===============  ==============    ============      ==============

 Non-cash investing and financing activities:
   Shares issued for debt                                 5,872,388              --      11,437,279           5,564,891
                                                    ===============  ==============    ============      ==============

   Shares issued for services                                    --              --         414,606             414,606
                                                    ===============  ==============    ============      ==============

   Shares issued for investment                             200,000              --         200,030                  30
                                                    ===============  ==============    ============      ==============

   Shares issued for accrued interest                       383,421              --         651,702             268,281
                                                    ===============  ==============    ============      ==============

   Long term deposits financed by accounts payable               --              --          70,400              70,400
                                                    ===============  ==============    ============      ==============

 Property costs financed by issuance of common stock             --              --          30,000              30,000
                                                    ===============  ==============    ============      ==============

 Equipment financed by:
   Accounts payable                                              --              --         200,000             200,000
   Issuance of common stock                                      --              --        5,000.00               5,000
                                                    ---------------  --------------    ------------      --------------

                                                                 --              --      205,000.00             205,000
                                                    ===============  ==============    ============      ==============


   The accompanying notes are an integral part of these financial statements.



                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 2006


                                                        Common Stock                             Accumulated        Total
                                                ----------------------------      Additional   Deficit During   Stockholders'
                                                   Number                           Paid-in     Exploration         Equity
                                                 of Shares         Amount           Capital        Stage           (Deficit)
                                                -------------   ------------    -------------  -------------    --------------
Inception - November 6, 1996                               -    $         -     $          -   $          -     $           -
Balance at December 31, 1998                         252,500             25          505,143       (750,830)         (245,662)
Issuance of common stock for cash                     30,000              3          146,618              -           146,621
Issuance of common stock for services                 55,000              6          274,994              -           275,000
Net Loss                                                   -              -                -       (259,404)         (259,404)
                                                -------------   ------------    -------------  -------------    --------------

Balance at December 31, 1999                         337,500             34          926,755     (1,010,234)          (83,445)

Issuance of common stock for cash                     84,900              8          413,062              -           413,070
Issuance of common stock for services                 70,000              7          349,993              -           350,000
Issuance of common stock for Multiplex stock           3,000              1               29              -                30
Issuance of common stock for acquisition             475,463             47            4,699              -             4,746
Net Loss                                                   -              -                -       (694,758)         (694,758)
                                                -------------   ------------    -------------  -------------    --------------

Balance at December 31, 2000                         970,863             97        1,694,538     (1,704,992)          (10,357)

Issuance of common stock for compensation             30,000              3           59,997              -            60,000
Net Loss                                                   -              -                -        (67,251)          (67,251)
                                                -------------   ------------    -------------  -------------    --------------

Balance at December 31, 2001                       1,000,863            100        1,754,535     (1,772,243)          (17,608)

Issuance of common stock re acquisition of        35,000,000          3,500       (1,740,393)     1,696,982           (39,911)
     Industrial Minerals Incorporated
Minimum 50 shares post-split allocation               30,758              -                -              -                 -
Net Loss                                                   -              -                -       (520,242)         (520,242)
                                                -------------   ------------    -------------  -------------    --------------

Balance at December 31, 2002                      36,031,621          3,600           14,142       (595,503)         (577,761)

Minimum 50 shares post-split allocation                  327              -                -              -                 -

2 for 1 split                                     36,031,948              -                -              -                 -
Net Loss                                                   -              -                -     (1,133,197)       (1,133,197)

Balance at December 31, 2003                      72,063,896          3,600           14,142     (1,728,700)       (1,710,958)

3 for 2 split                                     36,031,948              -                -              -                 -

Allocation on round-up of shares                           7              -                -              -                 -
Issuance of common stock in settlement of debt     3,492,115            349        4,190,189              -         4,190,538
Net Loss                                                   -              -                -       (561,153)         (561,153)
                                                -------------   ------------    -------------  -------------    --------------

Balance at December 31, 2004                     111,587,966          3,949        4,204,331     (2,289,853)        1,918,427
Net Loss                                                   -              -                -     (1,844,219)       (1,844,219)
                                                -------------   ------------    -------------  -------------    --------------

Balance at December 31, 2005                     111,587,966          3,949        4,204,331     (4,134,072)           74,208

Issuance of common stock for cash                    200,000             20           69,640              -            69,660
Issuance of common stock in settlement of debt     6,255,810          7,832        1,868,911              -         1,876,743
Net Loss                                                   -              -                -     (1,255,584)       (1,255,584)
                                                -------------   ------------    -------------  -------------    --------------

Balance at December 31, 2006                     118,043,776         11,801        6,142,882     (5,389,656)          765,027
                                                =============   ============    =============  =============    ==============


   The accompanying notes are an integral part of these financial statements.

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

(b) Nature of Operations
The Company owns the mineral rights on its Bissett Creek Graphite property in the Province of Ontario, Canada. Commissioning of the plant began in September 2004 and test production began in fiscal 2005. It is the intention of the Company to increase production once it has finalized its production process.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2006, no impairment in value has been recognized.

(h) Basic and Diluted Loss Per Share
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time that they were outstanding. Basic and diluted loss per share are the same.

(i) Other Comprehensive Income
The Company has no material components of comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

(j) Fair Value of Financial Instruments
The fair value of the Company's financial instruments approximated their carrying values at December 31, 2006 and 2005.

(k) Segment Information
The Company's operating segments all involve the development of mineral rights on the Company's Bissett Creek Graphite property for future production and sale of both large and moderately sized crystalline flake graphite.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

(l) Income Taxes
The Company is liable for income taxes on future taxable income generated. As of December 31, 2006, the Company has net loss carry forwards of $7,086,881 which will be used as an offset to future taxable income. Due to the Exploration Stage nature of the Company, a deferred tax asset has not been recorded at December 31, 2006.

(m) Principles of Consolidation
The consolidated financial statements include all accounts of Industrial Minerals, Inc. and its wholly owned subsidiary, Industrial Minerals Canada, Inc. All material inter-company transactions have been eliminated.

(n) Recent Pronouncements
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires the retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non -financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company has adopted this provision, as applicable, during fiscal year 2006.

In March 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE 2 - BUILDING AND EQUIPMENT

Building and equipment are recorded at cost. A summary of building and equipment at December 31, 2006 are as follows:

                                  2006                 2005
                                ----------         -----------
Building and improvements      $   576,240         $   576,240
Equipment                        1,604,400           1,698,164
                               -----------         -----------
Total building and equipment     2,180,640           2,274,404
Less accumulated depreciation      699,790             504,227
                               -----------         -----------
Net building and equipment     $ 1,480,850         $ 1,770,177
                               ===========         ===========

NOTE 3- LOANS PAYABLE

Loans payable at December 31, 2006 and 2005 consists of the following:

                                                2006             2005
                                          -------------      ------------
Non-affiliated shareholder, unsecured,
interest at 7%. No installments required.
Principal and accrued interest due
July 2007.                                $      90,796      $     90,796
Non-affiliated shareholder, unsecured,
interest at 10%. No installments
required.
Principal and accrued interest due
June 2008                                 $      64,039         1,745,216
Principal and accrued interest at 7%      $     258,415                --
Principal and accrued interest at 10%     $      94,380                --
Principal, unsecured and no interest      $      30,153                --
                                          -------------      ------------
Total notes payable                       $     537,783      $  1,836,012
Less current portion                            (90,796)          (90,796)
                                          -------------      ------------
Loans payable non-current                 $     446,987      $  1,745,216
                                          =============      ============

                           INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE 4- MORTGAGE PAYABLE

Mortgage payable, seller, monthly payments
of $320 with interest at 7% beginning
September 2002 through August 2007 and a
balloon payment for the remaining
balance due at August 2007. Secured by
real property located in Bissett Creek,
Ontario, Canada.                                $    10,413
                                                ===========

NOTE-5 RELATED PARTY TRANSACTION

The Company was liable to two officers of the Company, for loans, and unpaid management fees of $209,906. The Company was also liable to a former officer of the Company in the amount of $55,000 for unpaid management fees. The Company was also liable to an officer for business related expenses of $6,643 at December 31, 2006. Related party balances at December 31, 2005 amounted to $51,589.

NOTE-6 COMMITMENTS

(a) Office Space

As of April 30, 2005, the Company will occupy the premises of its Toronto office space on a month-to-month basis.

The Company also occupied space located at #304 - 201 Broad Street, Mankato, Minnesota. This lease was originally to expire on September 30, 2008 but the landlord and tenant have agreed to terminate the lease immediately for a one time payment of $5,000. The Company is in the process of finalizing this arrangement.

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

NOTE-7 CAPITAL STOCK

There were 6,455,810 common shares of capital stock issued during 2006 in return for cash and settlement of debt. The Company has 118,043,766 shares issued and outstanding at December 31, 2006.

NOTE 8- GOING CONCERN

The Company is an Exploration Stage Company that incurred a net loss of $1,255,584 for the year ended December 31, 2006 and has an accumulated deficit of $7,086,638 since inception of the Company. That accumulated deficit was reduced by 1,696,982 from issuance of common stock for the acquisition of Industrial Minerals Incorporated during the year ended December 31, 2002, resulting in the accumulated deficit being 5,389,656 in the Consolidated Balance Sheet and Consolidated Statement of Stockholders' Equity at December 31, 2006. Current liabilities exceed current assets by $485,554 and the Company's ability to continue as a going concern is dependent upon its ability to seek additional capital to continue the development of its Bissett Creek Property. The Company is actively seeking additional capital and management believes that the Bissett Creek Property can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements


The Company's management believes that it will be able to generate sufficient funds from public or private debt or equity financing for the Company to continue to operate. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The net deferred income tax asset consisted of the following components at December 31, 2006 and 2005:

                                           2006              2005
                                        -----------        ----------
   Deferred tax asset:
   Net operating loss carry forwards     $7,086,637         5,831,054
   Valuation allowance                   (7,086,637)       (5,831,054)
                                        -----------        ----------

   Net deferred income tax asset        $         -        $        -
                                        ===========        ==========

At December 31, 2006, the Company had a net operating loss carry forwards of approximately $7,086,637 for federal income tax purposes. These carry forwards if not utilized to offset taxable income will begin to expire in 2020.

NOTE 11- SUBSEQUENT EVENT

On March 20, 2007, a management change occurred in the Company when three directors, Mssrs. Birge, Rogers and Weathers resigned, and were

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements


replaced by Mr. William Thomson and Mr. William Booth, of Toronto. Mr. Thomson assumed the position of Chairman of the Board. The Company currently has three directors: William Thomson, Chairman, Robert Dinning, CFO and Secretary, and William Booth, director.

Mr. Thomson is Chairman of Thomson Associates, of Toronto Ontario and London England. Thomson Associates, founded in 1978, is a merchant banking company providing corporate finance expertise and management leadership to businesses.