Form 10QSB
period 2007-03-31
INDUSTRIAL MINERALS INC
filed 2007-05-15
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2007
                                               --------------

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

     As of March 31, 2007 the number of shares outstanding of the registrant's only class of common stock was 118,043,776.

     Transitional Small Business Disclosure Format (Check one):

                                 Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  ...........................................    1


        Consolidated Balance Sheets as of March 31, 2007 (unaudited) and
        December 31, 2006 (audited).......................................    2

        Consolidated Statements of Operations (unaudited) for the three month period ended March 31, 2006 and 2005 and for the period
        November 6, 1996 (date of inception), to March 31, 2007...........    3

        Consolidated Statements of Cash Flows (unaudited) for the three month period ended March 31, 2006 and 2005 and for the period November 6,
        1996 (date of inception) to March 31, 2006 .......................    4

         Notes to Consolidated Financial Statements (unaudited) ..........    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................    9

Item 3.  Controls and Procedures .........................................   13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................   13

Item 2.  Unregistered Sales of Equity Securities..........................   13

Item 3.  Defaults upon Senior Securities..................................   14

Item 4.  Submission of Matters to a Vote of Security Holders .............   14

Item 5.  Other Information  ..............................................   14

Item 6.  Exhibits  .......................................................   14

Signatures................................................................   15

PART I.    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006, included in the Company's Form 10-KSB.

                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2007 and December 31, 2006



                                                                March 31,    December 31,
                                                                  2007           2006
                                                              (Unaudited)     (Audited)
                                                              -----------    -----------
ASSETS

    CURRENT ASSETS
       Cash                                                   $    17,878    $     6,759
       Receivables                                                     --             --
       Prepaid expenses                                                --             --
       Deposits                                                    10,000         10,000
                                                              -----------    -----------
           Total Current Assets                                    27,878         16,759

    LONG-TERM DEPOSITS                                            230,000        230,000

    FIXED ASSETS
       Building and Equipment                                   2,120,640      2,180,640
       Less accumulated depreciation                             (727,458)      (699,790)
                                                              -----------    -----------
                                                                1,393,182      1,480,850
                                                              -----------    -----------

TOTAL ASSETS                                                  $ 1,651,060    $ 1,727,609
                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES
       Accounts payable                                       $   115,791    $   110,710
       Accrued interest payable                                    27,671         25,488
       Loans payable                                               90,796         90,796
       Due to related parties                                     283,327        264,906
       Mortgage payable, due within one year                        9,996         10,413
                                                              -----------    -----------
           Total Current Liabilities                              527,581        502,313

    OTHER LIABILITIES
       Accrued interest payable                                    21,867         13,282
       Loans payable                                              526,421        446,987
       Mortgage payable, net of portion due within one year            --             --
                                                              -----------    -----------
           Total Liabilities                                    1,075,869        962,582
                                                              -----------    -----------

    STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock, 200,000,000 shares authorized, $0.0001
           par value;118,043,776 and 118,043,776 shares
           issued and outstanding, respectively                    11,801         11,801
       Additional paid-in capital                               6,142,882      6,142,882
       Deficit accumulated during exploration stage            (5,579,492)    (5,389,656)
                                                              -----------    -----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          575,191        765,027
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,651,060    $ 1,727,609
                                                              ===========    ===========


           See accompanying notes to consolidated financial statements


                            INDUSTRIAL MINERALS, INC.
                                  AND SUBIDARY
                         (An Exploration Stage Company)
                Consolidaded Statements of Operation (Unaudited)
             Three months ended March 31, 2007 and 2006 and for the
       period from November 6, 1996 (Date of Inception) to March 31, 2007




                                                                                              Period from
                                                                                            November 6, 1996
                                                                Three Months Ended           (Inception of
                                                                      March 31,            Exploration Stage)
                                                          -----------------------------           To
                                                               2007            2006         March 31, 2007
                                                            (unaudited)      (unaudited)     (unaudited)
                                                          -------------    -------------    -------------
REVENUE                                                   $          --    $          --    $      19,337
                                                          -------------    -------------    -------------
EXPENSES
    Cost of revenues                                                 --           86,901
    Professional fees                                            25,300           45,555        1,509,820
    Royalty fees                                                 12,119            5,738          110,173
    Depreciation and amortization                                57,667           34,152          809,730
    Impairment of long-lived assets                                  --               --          582,176
    Loss on disposal of assets                                   11,920           66,171
    Management fees and salaries                                 16,159          112,491          962,533
    Other general and administrative                             66,670          178,643        4,219,705
                                                          -------------    -------------    -------------
       TOTAL EXPENSES                                           189,835          376,579        8,347,209
                                                          -------------    -------------    -------------

LOSS FROM OPERATIONS                                           (189,835)        (376,579)      (8,327,872)

OTHER INCOME (EXPENSE)
    Interest income                                                  --                3            3,172
    Gain from extinguishment of debt                                 --               --        1,047,634
    Other income                                                     --               --              594
                                                          -------------    -------------    -------------
       TOTAL OTHER INCOME                                            --                3        1,051,400

LOSS FROM OPERATIONS                                           (189,835)        (376,576)      (7,276,472)

INCOME TAXES                                                         --               --
                                                          -------------    -------------    -------------

NET LOSS                                                  $    (189,835)   $    (376,576)   $  (7,276,472)
                                                          =============    =============    =============

    NET LOSS PER SHARE, BASIC AND DILUTED                 $        0.00    $        0.00
                                                          =============    =============

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     118,043,776      111,621,299
                                                          =============    =============


          See accompanying notes to consolidated financial statements


                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Consolidaded Statements of Cash Flows (Unaudited)
             Three months ended March 31, 2007 and 2006 and for the
       period from November 6, 1996 (Date of Inception) to March 31, 2007

                                                                                                   Period from
                                                                                                 November 6, 1996
                                                                      Three Months Ended          (Inception of
                                                                            March 31,           Exploration Stage)
                                                                  ----------------------------         To
                                                                    2007               2006      March 31, 2007
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $   (189,835)   $   (376,576)   $ (7,276,472)
    Adjustments to reconcile net loss
       to net cash used by operating activities:
          Depreciation                                                  57,667          34,152         801,438
          Provision for bad debts                                           --              --          49,676
          Stock issued for services                                         --              --         414,606
          Impairment of long-lived assets                                   --              --         297,882
          Loss on disposal of assets                                    11,920              --          66,170
          Gain on extinguishment of debt                                    --              --      (1,047,634)
          Changes in:
             Receivables                                                    --          33,387          (4,169)
             Inventory                                                      --              --          (5,527)
             Prepaid expenses                                               --             270            (540)
             Deposits                                                       --             700         (10,000)
             Accounts payable                                            5,081          37,281         (42,637)
             Due to related parties                                     18,421          64,454         678,327
                                                                  ------------    ------------    ------------
    Net cash used in operating activities                              (96,746)       (206,332)     (6,078,880)

    Cash flows from investing activities:
       Purchase of building and equipment                                   --              --      (2,078,032)
       Investment inMultiplex                                               --              --         (75,000)
       Acquisition of goodwill                                              --              --        (149,057)
       Loan to related party                                                --              --         (50,000)
       Loan repayments                                                      --              --           4,493
       Long-term deposits                                                   --              --        (159,600)
       Proceeds from sale of assets                                     18,080              --          18,080
                                                                  ------------    ------------    ------------
    Net cash used in investing activites                                18,080              --      (2,489,116)

    See accompanying notes to consolidated financial statements

    CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from sale of common stock                               --          69,660       2,691,262
       Net proceeds from loans payable                                  79,434          16,500       7,328,373
       Loan repayments                                                      --              --      (1,761,717)
       Proceeds from mortgage                                               --              --          17,000
       Principal payments on mortgage                                     (417)             --          (7,004)
       Accrued interest payable                                         10,768          44,793         317,820
       Cash acquired in acquisition of Peanut Butter &
       Jelly, Inc.                                                          --              --             140
                                                                  ------------    ------------    ------------
    Net cash provided by financing activities                           89,785         130,953       8,585,874
                                                                  ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                         11,119         (75,379)         17,878




                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Consolidaded Statements of Cash Flows (Unaudited)
             Three months ended March 31, 2007 and 2006 and for the
       period from November 6, 1996 (Date of Inception) to March 31, 2007


                                                                                                   Period from
                                                                                                 November 6, 1996
                                                                      Three Months Ended          (Inception of
                                                                            March 31,           Exploration Stage)
                                                                  ----------------------------         To
                                                                    2007               2006      March 31, 2007
                                                                  ------------    ------------    ------------

Cash, beginning of period                                                6,759          83,300              --
                                                                  ------------    ------------    ------------

Cash, end of period                                               $     17,878    $      7,921    $     17,878
                                                                  ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                                 $     10,332    $         --    $     14,743
                                                                  ============    ============    ============
    Income taxes paid                                             $         --    $         --    $         --
                                                                  ============    ============    ============

    Non-cash investing and financing activities:
       Shares issued for debt                                                                       11,437,279
                                                                                                   ===========

       Shares issued for services                                                                      414,606
                                                                                                   ===========

       Shares issued for investment                                                                    200,030
                                                                                                   ===========

       Shares issued for accrued interest                                                              651,702
                                                                                                   ===========

       Long term deposits financed by accounts payable                                                  70,400
                                                                                                   ===========

    Property costs financed by issuance of common stock                                                 30,000
                                                                                                   ===========

    Equipment financed by:                                                                             200,000
                                                                                                   ===========
       Accounts payable
       Issuance of common stock                                                                          5,000
                                                                                                   -----------

                                                                                                       205,000
                                                                                                   ===========


           See accompanying notes to consolidated financial statements

                           INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                Three month period ended March 31, 2007 and 2006


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

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2006.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2007, the Company had a negative working capital of $499,703, recurring losses, and an accumulated deficit of $5,579,492 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three and three month periods ended March 31, 2007 and 2006. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2006.


FINANCING

During the three-month period ending March 31, 2007 the Company has been able to secure debt financing in the amount of $79,434 from non-affiliated shareholders.

NOTE 5 - SUBSEQUENT EVENT

On March 20, 2007, a management change occurred in the Company when three directors, Mssrs. Birge, Rogers and Weathers resigned, and were replaced on the Board of Directors by Mr. William Thomson and Mr. William Booth, of Toronto. Mr. Thomson assumed the position of Chairman of the Board. The Company currently has three directors: William Thomson, Chairman, Robert Dinning, Chief Financial Officer and Secretary, and William Booth, director.

Mr. Thomson is Chairman of Thomson Associates, of Toronto Ontario and London England. Thomson Associates, founded in 1978, is a merchant banking company providing corporate finance expertise and management leadership to businesses.

In conjunction with the new board of director appointments, on April 3, 2007 Mr. Dick van Wyck was appointed President and CEO of the company replacing the retiring W. Campbell Birge.

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

     The Ministry of Environment of the Province of Ontario has requested a storm water management plan from the Company. The Company has retained Knight Piesold to author this plan and this plan will be submitted to the Ministry of Environment when completed.

     In August 2004, the Company through its wholly owned subsidiary, Industrial Minerals Canada, Inc. received notice from the Ministry of Northern Development and Mines for the Province of Ontario that the Bissett Creek Graphite Project Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario is now considered filed.

     On March 20, 2007, three members of the Board of Directors resigned, and were replaced by two new directors. Those resigning were Cam Birge, Stephen Weathers, and Pat Rogers. They were replaced as directors by Mr. William Thomson, who assumed the role of Chairman of the Board, and Mr. William Booth, director. Mr. Robert Dinning C.A. remained as CFO, Secretary, and a director.

     On April 3, 2007, the following additional persons were appointed:

     Mr. Dick van Wyck - President, and Chief Executive Officer
     Mr. Scott Old - Vice President, Sales and Marketing
     Mr. David Wodar - Vice President, Corporate Communications

     Mr. van Wyck has over 20 years of experience practicing business and commercial law, as in-house counsel with the Department of Justice as well as with two large corporations. Mr. van Wyck specializes in corporate and commercial law, intellectual property matters, mergers and acquisitions, environmental law and human resources management.

     Both Mr. Scott Old and Mr. David Wodar bring extensive background experience to the roles they will play as the Company moves forward to develop its resource base.

     Mr. Cam Birge, who resigned to pursue other endeavors, will continue to assist the Company in the development of its graphite property.

     In addition to the foregoing, Mr. Paul Hynek, will assume the role of Chairman of the Advisory Board. Mr. Hynek is a geologist with an extensive background in large scale mining projects.

     The management team recognizes the necessity of acquiring additional financing and expects to advise shareholders shortly regarding completion of interim financing.

     The Company intends to engage consultants to prepare a technical report which will include a resource model with classification, in conformity with NI 43-101 CIM guidelines. This will lead to proper management of the process development economics.


RESULTS OF OPERATIONS

The Company had no revenues for the fiscal year. The Company continues as an Exploration Stage Company and will not have revenues until a proposed feasibility study is completed sometime in 2007 and the Company then acquires the necessary equipment to commence production.

The Company has significantly reduced its expenses in the quarter ending March 31, 2007 vs. the three months ending March 31, 2006. Total expenses for the three months ending March 31, 2007 amount to $189,835 vs. $376,579 for the three months ending March 31, 2006. General and administrative expenses have been reduced to $66,670 from $178,643, as a result of elimination of the office in Mankato, Minnesota, and a reduction in personnel. Management fees have been reduced as well, as the Company moves toward a revised management team, effective the quarter commencing April 1, 2007.

Professional fees during the quarter ending March 31, 2007 have been reduced to $25,300 from $45,555 for the quarter ending March 31, 2006.

During the quarter ending March 31, 2007, the Company disposed of outdated equipment and realized $18,080. This transaction resulted in a loss on disposal of $11,920 in the current period.

The Company has terminated its lease in Mankato, MN and is obligated to pay the landlord $5,000 in settlement. This terminates a lease that did not expire until September 2008. Sale of furniture and equipment on hand will reduce this termination expense when these assets are sold.

The Company currently has no employees and any personnel utilized are on a contract basis only. Other than the current corporate officers, the Company has no immediate plans to employ any personnel until such time as it conducts its feasibility study.

The Company will continue the use of outside professional consultants as it continues its mineralogical assessment and its development of a detailed mineralogy study. Experienced international consultants from the mining industry will be used where necessary.

As it is uncertain when revenue will be generated, expenses will need to be financed by continued outside financial support. The Company intends to seek equity financing and/or loans from shareholders and other interested parties in order to finance its operations this year. While the Company feels it can obtain the necessary financing there is no assurance that such investments, loans, or other financial assistance will be forthcoming.

For the three months ended March 31, 2007, the Company incurred a loss of $189,835 vs. a loss of $376,576 for the three months ended March 31, 2006. While expenses are appreciably down in the current year, the Company cautions that until it has completed its feasibility study and Baseline Mineralogical Assessment, there is no assurance that a commercially viable mineral deposit exists on the property, and that further exploration may be required before a final evaluation as to any economic and legal feasibility is determined.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 the Company had cash on hand in the amount of $17,878 vs. $7,921 at March 31, 2006. The Company has no prepaid expenses at the present time as it has paid its semi-annual royalty costs of $12,119 ($13,500 Cdn$) under the terms of its agreement. The deposit of $10,000 pertains to a fuel tank on the premises. The Company rents its office premises at #2500 One Dundas Street, West, Toronto, Ontario, Canada, M5G 1Z3. The premises are rented on a month-to-month basis.

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

The Company has accounts payable of $115,791 at March 31, 2007 vs. $129,321 at March 31, 2006. These payables include fees owing to mining consultants engaged at Bissett Creek. All outstanding payables will be retired once interim financing is completed. The Company also owes $49,538 in accrued interest payable at March 31, 2007. This accrued interest is due and payable in regard to various loans outstanding.

In September, 2002, the Company purchased a house at the entrance to the road leading into the Bissett Creek property at a cost of $24,050. Subsequent additions increased the house cost to $45,191. At the time of purchase, the Company negotiated a first mortgage in the amount of $17,000 with the vendor which requires a payment of $359 (Canadian $400) monthly for five years. The balance outstanding when the mortgage matures in 2007 will be fully retired. This mortgage carries an interest rate of 7% annually. The balance outstanding at March 31, 2007 is $9,996, which is due and payable in August 2007.

At March 31, 2007, the Company had liabilities to related parties of $283,327 including fees owed to the former Chairman, of $55,000 and loans and fees payable to the former President of $193,317. There are no specific terms of payment for these liabilities.

The Company also received loans from shareholders who are non affiliates, in the amount of $617,217 as of March 31, 2007. Included in this total is $90,796 due in July 2007. These loans from shareholders at March 31, 2007 compare to loans outstanding at March 31, 2006 of $1,852,512. The loans have allowed the Company to finance its current deficit and retire current liabilities outstanding. Loans of $457,434 carry an interest rate of 7%, loans of $98,747 carry an interest rate of 10% and a loan of $25,000 carries an interest rate of 18%. All accruals have been included in accrued interest payable. The Company intends to obtain additional loans from shareholders and other interested parties to retire all outstanding payables, and finance its feasibility study over the next twelve months. While the Company intends to procure these loans, there is no assurance that the Company will be successful in its attempt to obtain said loans.

It is the Company's opinion that the intrinsic value of the Bissett Creek property deposit lies in the large 1 to 6 mm (18 mesh to 1/4") Graphite and Mica flakes. There is not presently any data available as to the specific size-by-size weight distribution of graphite and mica in the ore. Graphite flake values vary widely based on its size, but due to the fundamental lack of size and chemical data, it is not possible at this stage to assign a clear specific value to the rock.


Item 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer / Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There have been no material changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect the internal controls subsequent to the date the Company completed its evaluation.


PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company has been named in a lawsuit filed by an individual pertaining to a dispute with an alleged shareholder of the Company.

The lawsuit has been filed in the State of Washington in the Superior Court of the State of Washington For King County. The Company was served on February 6, 2007 in Delaware.

The Plaintiffs are Mohamad S. Bakizada and Henriette Bakizada.

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

Mr. Melnyk and Mr. Van Tol are previous officers and directors of the Company while Mr. Poirier is allegedly a shareholder or former share holder of the Company. The lawsuit is unspecified as to amount and the Company feels it is without merit.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS


         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
         31.1               Sarbanes Oxley Section 302 Certification from C.E.O.
         31.2               Sarbanes Oxley Section 302 Certification from C.F.O.
         32.1               Sarbanes Oxley Section 906 Certification from C.E.O.
         32.2               Sarbanes Oxley Section 906 Certification from C.F.O.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May  15, 2007              INDUSTRIAL MINERALS, INC.

                             By: /s/ Dick van Wyck
                                 ---------------------
                                 Dick van Wyck, President and CEO, and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2007              INDUSTRIAL MINERALS, INC.

                             By: /s/ Robert Dinning
                                 ----------------------
                                 Robert Dinning Chief Financial Officer,
                                 Secretary and Director