Form 10QSB
period 2007-06-30
INDUSTRIAL MINERALS INC
filed 2007-08-20
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2007
                                               -------------

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


     2904 South Sheridan Way, Suite #100, Oakville, Ontario, Canada L6J 7L7
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)


          2500 One Dundas Street West, Toronto, Ontario, Canada M5G 1Z3
                   -----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)



                                 (905) 829-0220
                   -----------------------------------------
               Registrant's telephone number, including area code

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

     As of August 15, 2007 the number of shares outstanding of the registrant's only class of common stock was 133,990,776.

     Transitional Small Business Disclosure Format (Check one):

                                 Yes [_]    No [X]

                                TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  .........................................     1


        Consolidated Balance Sheets as of June 30, 2007 (unaudited)
        and December 31, 2006 (audited).................................     2

        Consolidated Statements of Operations (unaudited) for the
        three month and six month period ended June 30, 2007 and
        2006 and for the period November 6, 1996 (date of
        inception), to June 30, 2007....................................     3

        Consolidated Statements of Cash Flows (unaudited) for the
        six month period ended June 30, 2007 and 2006 and for the
        period November 6, 1996 (date of inception) to June 30, 2007 ...     4

         Notes to Consolidated Financial Statements (unaudited) ........     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................     9

Item 3.  Controls and Procedures .......................................    13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .............................................    13

Item 2.  Unregistered Sales of Equity Securities and Use of ............    13

Item 3.  Defaults upon Senior Securities................................    14

Item 4.  Submission of Matters to a Vote of Security Holders ...........    14

Item 5.  Other Information  ............................................    14

Item 6.  Exhibits and Reports on Form 8K ...............................    14


Signatures..............................................................    15

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

                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                       June 30, 2007 and December 31, 2006



                                                            June 30,     December 31
                                                              2007          2006
                                                          (Unaudited)     (Audited)
                                                          -----------    -----------
CURRENT ASSETS
    Cash                                                  $    63,476    $     6,759
    Receivables                                                 6,154             --
    Deposits                                                   10,000         10,000
                                                          -----------    -----------
           Total Current Assets                                79,630         16,759

LONG-TERM DEPOSITS                                            230,000        230,000

FIXED ASSETS
   Building and Equipment                                   2,350,640      2,180,640
   Less accumulated depreciation                             (782,982)      (699,790)
                                                          -----------    -----------
                                                            1,567,658      1,480,850
                                                          -----------    -----------

                                                          $ 1,877,288    $ 1,727,609
                                                          ===========    ===========

CURRENT LIABILITIES
   Accounts payable                                       $    73,887    $   110,710
   Accrued interest payable                                    36,765         25,488
   Loans payable                                               90,796         90,796
   Due to related parties                                     273,637        264,906
   Mortgage payable, due within one year                        9,520         10,413
                                                          -----------    -----------
          Total Current Liabilities                           484,605        502,313

OTHER LIABILITIES
   Asset retirement obligations                               230,000             --
   Accrued interest payable                                        --         13,282
   Loans payable                                              515,788        446,987
                                                          -----------    -----------
                                                            1,230,393        962,582
                                                          -----------    -----------
STOCKHOLDERS' EQUITY
   Common stock, 200,000,000 shares authorized, $0.0001
          par value; 133,135,776 and 118,043,776 shares
          issued and outstanding, respectively                 13,310         11,801
   Additional paid-in capital                               7,747,300      6,142,882
   Common stock subscriptions                                (500,000)            --
   Deficit accumulated during exploration stage            (6,613,715)    (5,389,656)
                                                          -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY                                 646,895        765,027
                                                          -----------    -----------

                                                          $ 1,877,288    $ 1,727,609
                                                          ===========    ===========

           See accompanying notes to consolidated financial statements

                           INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited) Three and Six Month periods ended
                 June 30, 2007 and 2006 and for the period from
             November 6, 1996 (date of inception) to June 30, 2007

                                                                                                                    Period from
                                                                                                                 November 6, 1996
                                                                                                                   (Inception of
                                                                                                                    Exploration
                                                      Three Months Ended                 Six Months Ended           Stage) To
                                                           June 30,                          June 30,              June 30, 2007
                                                ------------------------------    -------------------------------   -----------
                                                    2007              2006            2007              2006
REVENUE                                         $          --    $       3,040    $         --     $       3,040    $    19,337
                                                -------------    -------------    -------------    --------------   -----------

EXPENSES
      Cost of Revenue                                      --           10,700               --           10,700         86,902
      Professional fees                                13,047           70,772           38,347          116,327      1,522,867
      Royalty fees                                        580            5,956           12,699           11,694        110,753
      Depreciation and amortization                    55,525           63,159          113,192           97,311        865,255
      Impairment of long-lived assets                      --               --               --               --        582,176
      Loss on disposal of assets                           --           54,251           11,920           54,251         66,171
      Stock compensation expense                      146,727               --          146,727               --        146,727
      Management fees and salaries                    633,537           90,406          649,696          202,897      1,596,070
      Other general and administrative                184,807           80,969          251,477          259,612      4,404,511
                                                -------------    -------------    -------------    --------------   -----------
          TOTAL EXPENSES                            1,034,223          376,213        1,224,058          752,792      9,381,432
                                                -------------    -------------    -------------    --------------   -----------

LOSS FROM OPERATIONS                               (1,034,223)        (373,173)      (1,224,058)        (749,752)    (9,362,095)

OTHER INCOME (EXPENSE)
      Interest income                                      --              241               --              244          3,172
      Gain from extinguishment of debt                     --               --               --               --      1,047,634
      Other income                                         --               --               --               --            594
                                                -------------    -------------    -------------    --------------   -----------
          TOTAL OTHER INCOME                               --              241               --              244      1,051,400

LOSS FROM OPERATIONS                               (8,310,695)

INCOME TAXES                                               --               --               --                --            --
                                                -------------    -------------    -------------    --------------   -----------

NET LOSS                                           (1,034,223)        (372,932)      (1,224,058)        (749,508)    (8,310,695)
                                                =============    =============    =============    =============    ===========


   NET LOSS PER SHARE, BASIC AND DILUTED        $       (0.01)   $       (0.00)   $       (0.01)   $       (0.01)
                                                =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
   STOCK SHARES OUTSTANDING, BASIC AND DILUTED:   121,599,045      117,835,249      119,831,232      114,728,274
                                                =============    =============    =============    =============

          See accompanying notes to consolidated financial statements

                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Six Month
                     period ended June 30, 2007 and 2006 and
    for the period from November 6, 1996 (Date of Inception) to June 30, 2007

                                                                                        Period from
                                                                                      November 6, 1996
                                                                                       (Inception of
                                                                                      Exploration Stage)
                                                                Six Months Ended            To
                                                                    June 30,             June 30, 2007
                                                        -----------------------------   -------------
                                                              2007            2006
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (1,224,058)   $   (749,508)   $ (8,310,695)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
      Depreciation                                           113,192          97,311         856,963
      Provision for bad debts                                     --              --          49,676
      Stock issued for services                              584,867              --         999,473
      Stock compensation                                     146,727              --         146,727
      Impairment of long-lived assets                             --              --         297,882
      Loss on disposal of assets                              11,920          54,251          66,170
      Accrued interest payable                                (2,005)         50,864         305,047
      Gain on extinguishment of debt                              --              --      (1,047,634)
      Changes in:                                                 --
          Receivables                                         (6,154)         22,045         (10,324)
          Inventory                                               --              --          (5,527)
          Prepaid expenses                                        --          12,859            (540)
          Deposits                                                --          (3,428)        (10,000)
          Accounts payable and accrued expenses              (36,823)         24,938         (84,541)

          Due to related parties                               8,731          75,894         668,637
                                                        ------------    ------------    ------------
  Net cash used in operating activities                     (403,603)       (414,774)     (6,078,686)

CASH FLOWS FROM INVESTING ACTIVITY
      Purchase of building and equipment                          --          (4,049)     (2,078,031)
      Investment inMultiplex                                      --              --         (75,000)
      Acquisition of goodwill                                     --              --        (149,057)
      Loan to related party                                       --              --         (50,000)
      Loan repayments                                             --              --           4,493
      Long-term deposits                                          --         (28,662)       (159,600)
      Proceeds from sale of assets                            18,080              --          18,080
                                                        ------------    ------------    ------------
  Net cash used in investing activites                        18,080         (32,711)     (2,489,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of common stock                  374,333          69,660       3,065,595
     Net proceeds from loans payable                          68,801         328,043       7,317,740
     Loan repayments                                              --              --      (1,761,717)
     Proceeds from mortgage                                       --              --          17,000
     Principal payments on mortgage                             (894)             --          (7,481)
     Cash acquired in acquisition of Peanut Butter &
     Jelly, Inc.                                                  --              --             140
                                                        ------------    ------------    ------------
  Net cash provided by financing activities                  442,240         397,703       8,631,277
                                                        ------------    ------------    ------------


NET INCREASE (DECREASE) IN CASH                               56,717         (49,782)         63,476


Cash, beginning of period                                      6,759          83,300              --
                                                        ------------    ------------    ------------

Cash, end of period                                     $     63,476    $     33,518    $     63,476
                                                        ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                                         $         --    $         --    $      4,524
                                                        ============    ============    ============
  Income taxes paid                                     $         --    $         --    $         --
                                                        ============    ============    ============

  Non-cash investing and financing activities:
      Shares issued for debt                                      --       1,761,716      11,437,279
                                                        ============    ============    ============

      Shares issued for services                             584,867              --         999,473
                                                        ============    ============    ============

      Shares issued for investment                                --              --         200,030
                                                        ============    ============    ============

      Shares issued for accrued interest                          --         115,026         651,702
                                                        ============    ============    ============

      Long term deposits financed by accounts payable             --              --          70,400
                                                        ============    ============    ============

  Property costs financed by issuance of common stock             --              --          30,000
                                                        ============    ============    ============

  Equipment financed by:
      Accounts payable                                            --              --         200,000
                                                        ============    ============    ============
      Issuance of common stock                                    --              --           5,000
                                                        ============    ============    ============


          See accompanying notes to consolidated financial statements

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
               Six month period ended June 30, 2007 and 2006


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

Recently Issued Accounting Standards
------------------------------------
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS) NO.157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement NO. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 14, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2007, the Company had a negative working capital of $404,975, recurring losses, and an accumulated deficit of $6,613,715 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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



NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the three and six month period ended June 30, 2007 and 2006. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2006.


FINANCING

During the six-month period ending June 30, 2007 the Company has been able to secure equity financing in the amount $874,333, from non-affiliated shareholders. Included in this equity financing is $500,000 not received until July 09, 2007.

NOTE 5 - RECLASSIFICATION

Certain amounts in prior year financial statements have been reclassified to conform to the current year information.

NOTE 6 - COMMON STOCK OPTIONS AND WARRANTS

The Board of Directors have authorized creation of a stock option plan and the issuance of options in the amount of 20,450,000 shares at various prices and for periods of one to four years. The purpose of the Plan is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors, and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company's board of directors may exercise its discretion in awarding options under the Plan and to determine the per share option price for the stock subject to each option.

The Company adopted SFAS 123, "Accounting for Stock-Based Compensation", effective April 1, 2007. Compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed is SFAS 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option granted during the three months ended June 30, 2007: expected volatility of 86.78%; risk-free interest rate 4%; and an expected life of up to 4 years.

The following table summarizes stock option activity for the three months ended June 30, 2007:

                                      Number of securities       Weighted-average            Weighted
                                          to be issued            exercise price             Average
   Equity compensation plans not        upon exercise of          of outstanding               Fair
   approved by security holders        outstanding options            options                 Value
  --------------------------------    ----------------------     ------------------     -------------------
  Outstanding Dec 31, 2006                                0                 $ 0.00                   $0.00
  Granted                                        20,450,000                 $0.106                   $0.09
  Exercised                                               0                  $0.00                   $0.00
  Cancelled or expired                                    0                  $0.00                   $0.00
                                      ----------------------                            -------------------
  Total                                          20,450,000
                                      ======================

  Exercisable                                       450,000

During the quarter ending June 30, 2007, the Company granted options of 4,000,000 shares to a Director, vesting at 1,000,000 annually starting April 3, 2008, at market price on grant date, and 1,000,000 shares to another Director, vesting at 250,000 annually starting April 3, 2008, at market price on grant date. Another Director was granted options of 2,000,000 shares, vesting at 500,000 shares per year starting April 3, 2008 at a price of $0.10 per share. These options expire April 3, 2013.

During the quarter ending June 30, 2007, the Company granted options of 13,200,000 to officers and an advisor to the Board of Directors, vesting at 1,333,333 annually for three years on 12,000,000 options granted, and 1,200,000 options fully vested on July 1, 2008. This option is for two years at a price of $0.20 per share. The options amounting to 12,000,000 shares are at a price of $0.10 per share and are for a period of three years.

Using the Black-Scholes option pricing model, the Company had stock compensation expense in the quarter ending June 30, 2007 of $146,727. There remains a balance of $748,336 to be expensed over the vesting period of the options.

During the quarter ending June 30, 2007, the Company completed three private placement financings. The first was to a single investor for 910,000 units at $0.10 per unit. Each unit consists of one share of common stock and one common stock purchase warrant entitling the owner to acquire an additional share of common stock at $0.10 per share on or before April 3, 2009.

The second private placement was completed with Yukon Gold Corporation Inc for 5,000,000 units at $0.05 per unit. Each unit consists of one share of common stock and one common stock purchase warrant entitling the owner to acquire an additional share of common stock at $0.05 per share, on or before April 3, 2008.

The third private placement was completed with Wellington West Capital Inc for $500,000 (net) for 3,333,333 common shares. This broker-dealer financing was completed with 30 accredited investors at $0.16 per share less a commission of $0.01 per share for a net of $0.15 per share. There are also 500,000 broker warrants exercisable at $0.16 per share to April 27, 2009.

NOTE 7 - ASSET RETIREMENT OBLIGATION

SFAS No. 143 "Accounting for Asset Retirement Obligations" (ARO) addresses financial accounting and reporting obligations associated with the retirement of tangible long-live assets and the associated asset retirement costs. SFAS No 143 requires that the fair value of a liability for an ARO be recognized in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the long-lived asset.

In March 2005, the FASB issued interpretation 47, "Accounting for Conditional Assets Retirement Obligations" (FIN 47). This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No 143. Conditional asset retirement obligation refers to a legal obligation to perform as asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. In conjunction with FIN 47, an ARO liability of $230,000 has been recorded and the capitalized costs are included in "Property and Equipment".

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Lease

Effective August 1, 2007, the Company leased office facilities in Oakville Ontario for a three year period expiring July 31, 2010 that provides for monthly payments of approximately $2,350 in U.S. dollars.

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

     In March, 2007, a significant management change occurred when three of the existing board members, Mr. Cam Birge, Mr. Stephen Weathers, and Mr. Pat Rogers resigned and two new directors were appointed. Mr. William Thomson was appointed a director and Chairman of the Board, and Mr. William Booth was appointed a director. They joined Mr. Robert Dinning C.A. who continued as CFO, secretary, and a director of the Company.

     On April 3, 2007, Mr. Dick van Wyck was appointed interim President and CEO. Mr. van Wyck is a practicing lawyer with over 20 years of business and commercial law, mergers and acquisitions, and intellectual property matters, and was formerly in-house counsel with the Department of Justice, as well as with two large Corporations.

     On July 9, 2007, Mr. David Wodar was appointed President and CEO, replacing Mr. Dick van Wyck, who resigned to return to his legal practice. Mr. van Wyck will continue to consult with the Company on various matters.

     Mr. Wodar is a private business consultant and an Economics graduate from University of Western Ontario. Mr. Wodar has operated his own Consulting business, Vantage Point Capital for the past 11 years, specializing in Marketing and Communications for private and public entities. He brings a background of strategic planning and organizational skills to the Company management team.

     The Company also appointed Mr. Paul Cooper as Chief Operating Officer and Mr. Scott Old and Vice President Marketing. Mr. Cooper is a graduate in Chemical Engineering with 30 years experience in industry, including 8 years in plant engineering at Algoma Steel, Canada's third largest steel company. Mr. Cooper will co-ordinate the development of the Bissett Creek graphite property, including current engineering reports, equipment assessment and acquisition, and the development of an operating plan for extraction of the graphite.

     Mr. Old is a graduate in Business and Marketing from Sheridan College and has spent his career in sales and marketing, primarily in packaged goods. Mr. Old is responsible for development of marketing and sales strategies that reflect the needs of customers and leverage the Company's production and refining capabilities.

     In addition to the foregoing, Mr. Paul Hynek, assumed the role of Chairman of the Advisory Board. Mr. Hynek has an extensive background in large scale mining projects and was formerly with Inco.

     The Company signed a contract with Geostat International Inc on May 22, 2007 regarding the preparation of a technical report NI-43101 on the Bissett Creek Project. Geostat advised that a preliminary report should be available by the end of August 2007.

     As part of the preparation of the 43101 report, Geostat has initiated a drilling program at Bissett Creek commencing the first week of August 2007. The program is designed to extract core samples of approximately 250 meters over five holes as part of their Independent NI 43-101 compliance study. These samples will be analyzed for verification and validation of the graphite ore zones. The specific drill targets have been determined by Geostat following their review of the original drill target data prepared by Kilborn Engineering.

     Effective August 1, 2007, the Company moved into new corporate headquarters, located at 2904 South Sheridan Way, Suite 100, Oakville Ontario, Canada, L6J 7L7. It previously occupied premises on a month-to-month basis. It previously occupied premises on a month-to-month basis.



RESULTS OF OPERATIONS

The Company had no revenues for the six months ending June 30, 2007. The Company continues as an Exploration Stage Company and will not have revenues until a proposed feasibility study is completed, a determination is made as to the method of production, and the Company acquires the necessary equipment to commence production.

During the quarter ending June 30, 2007, the Company completed three private placements. The first private placement was to a single investor for 910,000 units at $0.10 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant entitling the owner to acquire an additional share of common stock at $0.10 per share on or before April 3, 2009. This placement resulted in the issuance of 910,000 common shares and the receipt of $91,000 from the investor.

The second placement was a sale to a single investor of 5,000,000 units at $0.05 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant entitling the owner to acquire an additional share of common stock at $0.05 per share on or before April 3, 2008. This placement resulted in the issuance of 5,000,000 common shares and the receipt of $250,000 from Yukon Gold Corporation Inc.

On July 16, 2007, the Company closed a private placement with Wellington West Capital Inc, a Toronto, Ontario broker-dealer for $500,000, net, resulting in the issuance of 3,333,333 common shares. Thirty accredited investors participated, at a price of $0.16 per share, less a commission of $0.01 per hare, for a net of $0.15 per share. There are also 500,000 Broker warrants issued at $0.16 exercisable up to April 27, 2009. With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Regulation S.

RESULTS OF OPERATIONS cont.

Subsequent to the June 30, 2007 reporting period, a fourth private placement was completed to a single investor for 335,000 common shares at $0.16 per share for a total consideration of $53,600.

For the six months ending June 30, 2007, expenses amounted to $1,224,058 compared to $752,792 for the six months ending June 30, 2006. The primary reason for the increase is the stock compensation expense occurred as a result of options approved by the Board of Directors for directors, officers and consultants. Using the Black Scholes formula, the expense for these options amounted to $146,727. The Company also incurred management fees related to the hiring of executive personnel for the Company. Management fees for the six months ending June 30, 2007 amounted to $649,696 compared to $202,897 for the six months ending June 30, 2006.

The additional stock compensation expense and management fees expense was particularly significant in the three months ending June 30, 2007 as the new directors and new management team assumed responsibility in late March 2007. This has resulted in the second quarter increase in expenses to June 30, 2007, to $1,034,223 compared to expenses of $376,213 for the quarter ending June 30, 2006. Technical and executive personnel have increased appreciably in 2007 compared to the six months ending June 30, 2006.

Professional fees for the six month period ending June 30, 2007 of $38,347 are down significantly from the six months ending June 30, 2006 when said fees amounted to $116,327.

The Company has closed its office in Mankato Minnesota, and has now opened new head office facilities in Oakville Ontario. A fee of $5,000 was paid to the landlord in Mankato in order to terminate the outstanding lease. The Company moved from its previous Toronto premises on Dundas Street to the facilities in Oakville, effective August 1, 2007. It's arrangement regarding the premises on Dundas St were on a month to month basis and no termination costs were incurred on the move.

During the quarter ending March 31, 2007, the Company disposed of outdated equipment and received the sum of $18,080. This transaction resulted in a loss on disposal of $11,920 which is reflected in the six month statement.

The Company currently has 6 employees plus contracted technical personnel as required.

The Company will continue the use of outside professional consultants as it continues its mineralogical assessment and its development of a detailed mineralogy study. Experienced international consultants from the mining industry will be used where necessary.

As it is uncertain when revenue will be generated, expenses will need to be financed by continued outside financial support. The Company has completed four private placements this year and intends to seek additional equity financing and/or loans from shareholders and other interested parties in order to finance its operations. While the Company feels it can obtain the necessary financing there is no assurance that such investments, loans, or other financial assistance will be forthcoming.

For the six months ended June 30, 2007, the Company incurred a loss of $1,224,058 vs. a loss of $749,508 for the six months ended June 30, 2006. While the Company has been successful in arranging necessary private placement financing over the past three months, the Company cautions that until it has completed its feasibility study and Baseline Mineralogical Assessment, including the NI 43101 report, there is no assurance that a commercially viable mineral deposit exists on the property, and that further exploration may be required before a final evaluation as to any economic and legal feasibility is determined.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had cash on hand in the amount of $63,476 compared to $33,518 at June 30, 2006. In addition to cash on hand, the Company also had a Subscription receivable of $500,000 as a result of a private placement financing, which is reflected in the Stockholders' Equity section on the Balance Sheet. The subscription receivable funds were deposited into the Company accounts on July 9, 2007. The Company also has a $10,000 deposit on a fuel tank located at the mine site in Bissett Creek, Ontario. The Company has entered into a new lease of premises located at 2904 South Sheridan Way, Suite #100, Oakville Ontario, Canada, L6J 7L7. The lease is for a period of 3 years at a monthly rate of $2,350.

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

The Company has accounts payable of $73,887 at June 31, 2007 vs. $116,794 at June 30, 2006. Most of the payables outstanding at June 30, 2007 were paid in July 2007. Accrued interest payable of $36,765 is outstanding at June 30, 2007. This pertains to accruals on loans payable of $90,796, due within one year.

In September, 2002, the Company purchased a house at the entrance to the road leading into the Bissett Creek property at a cost of $24,050. Subsequent additions increased the house cost to $45,191. At the time of purchase, the Company negotiated a first mortgage in the amount of $17,000 with the vendor which requires a payment of $359 (Canadian $400) monthly for five years. The balance outstanding when the mortgage matures in 2007 will be fully retired. This mortgage carries an interest rate of 7% annually. The balance outstanding at June 30, 2007 is $9,520, which will be paid out in August 2007.

At June 30, 2007, the Company had liabilities to related parties of $273,637. This includes fees owing to the former Chairman, of $55,000 and loans and fees payable to the former President of $194,865. There are no specific terms of payment for these liabilities.

The Company also received loans from shareholders who are non affiliates, in the amount of $515,788 as of June 30, 2007. These loans include $135,469 owing wherein specific notes have been executed and $380,320 where the loans do not have any notes executed nor is there any specific terms regarding repayment. These loans have assisted the Company in financing its current deficit and in retiring current liabilities outstanding. The Company intends to obtain additional financing either by way of private placements, loans, or a combination of both from shareholders and other interested parties to retire all outstanding debt, and finance its operations over the next twelve months. While the Company intends to procure these private placements and/or loans, there is no assurance that the Company will be successful in its attempt to obtain said funding.

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

On or about June 30, 2007, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 9, 2007, the Company closed two private placements. The first was a sale to a single investor of 910,000 units at $0.10 per unit. Each Unit consisting of one share of common stock and one common stock purchase warrant entitling the owner to acquire an additional share of common stock at $0.10 per share on or before April 3, 2009. The second placement was a sale to a single investor of 5,000,000 units at $0.05 per unit. Each Unit consisting of one share of common stock and one common stock purchase warrant entitling the owner to acquire an additional share of common stock at $0.05 per share on or before April 3, 2008. The shares contained in the units represent approximately 8% of the prior outstanding shares.

On July 16, 2007, the Company closed a private placement with Wellington West Capital Inc., a Toronto, Ontario broker-dealer for $500,000. Thirty accredited investors participated, at a price of $0.16 per share, less a commission of $0.01 per share, for a net of $0.15 per share. There are also 500,000 Broker warrants issued at $0.16US exercisable up to April 27, 2009.

The Company also completed a private placement with a single investor of 335,000 common shares at $0.16 per share for $53,600. The shares contained in these private placements represent less than 3% of the prior outstanding shares of the Company.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Regulation S. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors who were provided all of the current public information available on the Company.


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

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                DESCRIPTION
         -----------                -----------
            31.1              CERTIFICATION PURSUANT TO SECTION
                              302 OF THE SARBANES-OXLEY ACT

            31.2              CERTIFICATION PURSUANT TO SECTION
                              302 OF THE SARBANES-OXLEY ACT

            31.3              CERTIFICATION PURSUANT TO SECTION
                              302 OF THE SARBANES-OXLEY ACT


            32.1              CERTIFICATION OF DISCLOSURE PURSUANT TO
                              18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            32.2              CERTIFICATION OF DISCLOSURE PURSUANT TO
                              18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         Form 8-K Report filed on April 19, 2007
         Form 8-K Report filed on July 12, 2007, amended July 19, 2007 Form 8-K Report filed on July 20, 2007

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August  20, 2007        INDUSTRIAL MINERALS, INC.

                              By: /s/ Dick van Wyck
                                  ------------------
                              Dick van Wyck, President and CEO, -
                              to July 9, 2007


                              By: /s/ David J. Wodar
                                  -------------------
                              David J. Wodar, President and CEO -
                              effective July 9, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 20, 2007               INDUSTRIAL MINERALS, INC.

                                    By: /s/ Robert Dinning
                                        -----------------------
                                    Robert Dinning, Chief Financial Officer,
                                    Secretary and Director