Form 10QSB
period 2007-09-30
INDUSTRIAL MINERALS INC
filed 2007-11-14
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         FOR QUARTER ENDED September 30, 2007

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

                                 (905)-829-0220
                   -----------------------------------------
               Registrant's telephone number, including area code

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

     As of October 19, 2007 the number of shares outstanding of the registrant's only class of common stock was 135,529,667

     Transitional Small Business Disclosure Format (Check one):

                                        Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements  ..............................................1

         Consolidated Balance Sheets as of September 30, 2007
         (unaudited) and December 31, 2006 (audited).........................2

         Consolidated Statements of Operations (unaudited) for the three month and nine month period ended September 30, 2007 and 2006 and for the period November 6, 1996 (date of inception), to September
         30, 2007............................................................3

         Consolidated Statements of Cash Flows (unaudited) for the nine month period ended September 30, 2007 and 2006 and for the period
         November 6, 1996 (date of inception) to September 30, 2007 .........4

         Notes to Consolidated Financial Statements (unaudited) .............6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................10

Item 3.  Controls and Procedures .......................................... 14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................14

Item 2.  Unregistered Sales of Equity Securities and Use of ................15

Item 3.  Defaults upon Senior Securities....................................15

Item 4.  Submission of Matters to a Vote of Security Holders ...............15

Item 5.  Other Information  ................................................15

Item 6.  Exhibits and Reports on Form 8K ...................................16


Signatures..................................................................17

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


                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2007 and December 31, 2006



                                                              Sept 30,     December 31
                                                               2007           2006
                                                            (Unaudited)     (Audited)
                                                            -----------    -----------
CURRENT ASSETS
     Cash                                                   $    55,941    $     6,759
     Receivables                                                 27,040             --
     Prepaid expenses                                             2,408             --
     Deposits                                                    12,480         10,000
                                                            -----------    -----------
        Total Current Assets                                     97,869         16,759

LONG-TERM DEPOSITS                                              230,000        230,000

FIXED ASSETS
     Building and Equipment                                   2,388,876      2,180,640
     Less accumulated depreciation                             (842,976)      (699,790)
                                                            -----------    -----------
                                                              1,545,900      1,480,850
                                                            -----------    -----------

                                                            $ 1,873,769    $ 1,727,609
                                                            ===========    ===========
CURRENT LIABILITIES
     Accounts payable                                       $   123,590    $   110,710
     Accrued interest payable                                    41,652         25,488
     Loans payable                                              200,796        185,176
     Due to related party                                        25,000         18,018
     Mortgage payable, due within one year                       11,837         10,413
                                                            -----------    -----------
        Total Current Liabilities                               402,875        349,805

OTHER LIABILITIES
     Asset retirement obligations                               230,000             --
     Accrued interest payable                                        --         13,282
     Loans payable                                              677,492        599,495
                                                            -----------    -----------
                                                              1,310,367        612,777
                                                            -----------    -----------

STOCKHOLDERS' EQUITY
     Common stock, 200,000,000 shares authorized, $0.0001
        par value; 135,529,667 and 118,043,776 shares
        issued and outstanding, respectively                     13,550         11,801
     Additional paid-in capital                               8,269,139      6,142,882
     Common stock subscriptions                                (261,611)            --
     Accumulated Other Comprehensive Loss                      (105,985)            --
     Deficit accumulated during exploration stage            (7,351,691)    (5,389,656)
                                                            -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY                                 563,402        765,027
                                                            -----------    -----------

                                                            $ 1,873,768    $ 1,727,609
                                                            ===========    ===========

          See accompanying notes to consolidated financial statements


                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited) Three and Nine Month periods ended
         from November 6, 1996 (date of inception) to September 30, 2007

                                                                                                                  Period from
                                                                                                                  November 6,
                                                                                                                     1996
                                                                                                                 (Inception of
                                                          Three Months Ended          Nine Months Ended         Exploration Stage)
                                                             September 30,               September 30,                 To
                                                     ---------------------------  ---------------------------     September 30,
                                                         2007            2006         2007           2006             2007
                                                     -------------  ------------  ------------  -------------    ------------
REVENUE                                              $          --  $         --  $         --  $       3,040    $     19,337
                                                     -------------  ------------  ------------  -------------    ------------
EXPENSES
      Cost of Revenue                                           --            --            --         10,700          86,902
      Professional fees                                      5,783        54,635        44,130        170,962       1,528,650
      Royalty fees                                          14,301        13,144        27,000         24,838         125,054
      Depreciation and amortization                         59,993        59,128       173,185        156,439         925,248
      Impairment of long-lived assets                           --            --            --             --         582,176
      Loss on disposal of assets                                --            --        11,920         54,251          66,171
      Stock compensation expense                           139,518            --       286,245             --         286,245
      Management fees and salaries                         284,187        27,571       933,883        230,468       1,880,257
      General exploration expense                          268,055            --       268,055             --         268,055
      Other general and administrative                      71,111        53,735       266,030        313,347       4,419,064
                                                     -------------  ------------  ------------  -------------    ------------
          TOTAL EXPENSES                                   842,948       208,213     2,010,448        961,005      10,167,822
                                                     -------------  ------------  ------------  -------------    ------------

LOSS FROM OPERATIONS                                      (842,948)     (208,213)   (2,010,448)      (957,965)    (10,205,043)

OTHER INCOME (EXPENSE)
      Interest income                                           --            --            --            244           3,172
      Gain from extinguishment of debt                          --            --            --             --       1,047,634
      Foreign currency gain (loss)                         104,972            --        48,414             --          48,414
      Other income                                              --            --            --             --             594
                                                     -------------  ------------  ------------  -------------    ------------
          TOTAL OTHER INCOME                               104,972            --        48,414            244       1,099,814

LOSS FROM OPERATIONS                                      (737,976)     (208,213)   (1,962,034)      (957,721)     (9,105,229)

INCOME TAXES                                                    --            --            --             --              --
                                                     -------------  ------------  ------------  -------------    ------------

NET LOSS                                                  (737,976)     (208,213)   (1,962,034)      (957,721)     (9,105,229)
                                                     =============  ============  ============  =============    ============

      NET LOSS PER SHARE, BASIC AND DILUTED                  (0.01) $      (0.00) $      (0.02) $       (0.01)
                                                     =============  ============  ============  =============

WEIGHTED AVERAGE NUMBER OF COMMON
      STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     133,365,233   118,043,776   124,311,554    115,840,870
                                                     =============  ============  ============  =============

          See accompanying notes to consolidated financial statements


                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Nine Month period ended September 30, 2007
             and 2006 and for the period from November 6, 1996 (Date
                       of Inception) to September 30, 2007

                                                                                           Period from
                                                                                           November 6,
                                                                                              1996
                                                                                          (Inception of
                                                                Nine Months Ended        Exploration Stage)
                                                                   September 30,                To
                                                           ----------------------------    September 30,
                                                               2007             2006           2007
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $ (1,962,034)   $   (957,721)   $ (9,048,671)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
             Depreciation                                       173,185         156,439         916,956
             Provision for bad debts                                 --              --          49,676
             Stock issued for services                          636,817              --       1,051,423
             Stock compensation                                 286,245              --         286,245
             Impairment of long-lived assets                         --              --         297,882
             Loss on disposal of assets                          11,920          54,251          66,170
             Gain on extinguishment of debt                          --              --      (1,047,634)
             Changes in:
                 Receivables                                    (27,040)         35,158         (31,210)
                 Inventory                                           --              --          (5,527)
                 Prepaid expenses                                (2,408)         16,895          (2,948)
                 Deposits                                        (2,480)             --         (12,480)
                 Accounts payable and accrued expenses           12,881          97,455         (34,839)
                 Accrued interest payable                         2,882          38,274         309,934
                 Due to related parties                           6,982         132,752         666,888
                                                           ------------    ------------    ------------
     Net cash used in operating activities                     (863,050)       (426,497)     (6,538,135)

CASH FLOWS FROM INVESTING ACTIVITY
        Purchase of building and equipment                      (38,235)         (4,049)     (2,116,266)
        Investment in Multiplex                                      --              --         (75,000)
        Acquisition of goodwill                                      --              --        (149,057)
        Loan to related party                                        --              --         (50,000)
        Loan repayments                                              --              --           4,493
        Long-term deposits                                           --              --        (159,600)
        Proceeds from sale of assets                             18,080              --          18,080
                                                           ------------    ------------    ------------
     Net cash used in investing activities                      (20,155)         (4,049)     (2,527,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from sale of common stock                  943,283          69,660       3,634,545
        Net proceeds from loans payable                              --         328,043       7,248,939
        Loan repayments                                         (10,000)        (11,431)     (1,771,717)
        Proceeds from mortgage                                       --              --          17,000
        Principal payments on mortgage                             (894)         (2,388)         (7,481)
        Cash acquired in acquisition of Peanut Butter &
        Jelly, Inc.                                                  --              --             140
                                                           ------------    ------------    ------------
     Net cash provided by financing activities                  932,388         383,884       9,121,426
                                                           ------------    ------------    ------------


NET INCREASE (DECREASE) IN CASH                                  49,182         (46,662)         55,941


Cash, beginning of period                                         6,759          83,300              --
                                                           ------------    ------------    ------------

Cash, end of period                                        $     55,941    $     36,638    $     55,941
                                                           ============    ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                         $         --    $      4,411    $      4,524
                                                           ============    ============    ============
     Income taxes paid                                     $         --    $         --    $         --
                                                           ============    ============    ============

     Non-cash investing and financing activities:
        Shares issued for debt                                       --       1,761,716      11,437,279
                                                           ============    ============    ============

        Shares issued for services                              636,817              --       1,051,423
                                                           ============    ============    ============

        Shares issued for investment                                 --              --         200,030
                                                           ============    ============    ============

        Shares issued for accrued interest                           --         115,026         651,702
                                                           ============    ============    ============

        Long term deposits financed by accounts payable              --              --          70,400
                                                           ============    ============    ============

     Property costs financed by issuance of common stock             --              --          30,000
                                                           ============    ============    ============

     Equipment financed by:
        Accounts payable                                             --              --         200,000
                                                           ============    ============    ============
        Issuance of common stock                                     --              --           5,000
                                                           ============    ============    ============

          See accompanying notes to consolidated financial statements

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
               Nine month period ended September 30, 2007 and 2006


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

We translate all assets and liabilities using period-end exchange rates. We translate statements of operations items using average exchange rates for the period. We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of stockholders' equity. We recognize foreign currency transaction gains and losses in our consolidated statements of operations, including unrealized gains and losses on short-term inter-company obligations using period-end exchange rates. We recognize unrealized gains and losses on long-term inter-company obligations within accumulate other comprehensive loss, a separate component of stockholders' equity.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currencies of our subsidiaries), as well as their effect on the dollar denominated inter-company obligations between us and our foreign subsidiaries. All inter-company balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended September 30, 2007 and 2006, we recognized foreign currency gain of $104,972 and $0, respectively. For the nine months ended September 30, 2007 and 2006, we recognized foreign currency gain of $48,414 and $0 respectively.

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

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement NO. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 14, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2007, the Company had a negative working capital of $305,006, recurring losses, and an accumulated deficit of $7,457,676 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the three and nine month period ended September 30, 2007 and 2006. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2006.

FINANCING

During the nine-month period ending September 30, 2007 the Company has been able to secure equity financing in the amount of $1,204,894, from non-affiliated shareholders. Included in this equity financing is $261,611 not received until October 16, 2007.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option granted during the nine months ended September 30, 2007: expected volatility of 86.78%; risk-free interest rate 4%; and an expected life of up to 4 years.

The following table summarizes stock option activity for the three months ended September 30, 2007:


                               Number of securities to be    Weighted-average        Weighted
Equity compensation plans                issued               exercise price          Average
 not approved by security           upon exercise of          of outstanding           Fair
         holders                   outstanding options           options               Value
---------------------------    ----------------------------  -----------------    ----------------
Outstanding Dec 31, 2006                                 0            $  0.00               $0.00
Granted                                         20,450,000            $ 0.106               $0.09
Exercised                                                0            $  0.00               $0.00
Cancelled or expired                                     0            $  0.00               $0.00
                               ----------------------------                       ----------------
Total                                           20,450,000
                               ============================
                                                   450,000
Exercisable

In April, 2007, the Company granted options of 4,000,000 shares to a Director, vesting at 1,000,000 annually starting April 3, 2008, at market price on grant date, and 1,000,000 shares to another Director, vesting at 250,000 annually starting April 3, 2008, at market price on grant date. Another Director was granted options of 2,000,000 shares, vesting at 500,000 shares per year starting April 3, 2008 at a price of $0.10 per share. These options expire April 3, 2013.

In April, 2007, the Company also granted options of 13,200,000 to officers and an advisor to the Board of Directors, vesting at 1,333,333 annually for three years on 12,000,000 options granted, and 1,200,000 options fully vested on July 1, 2008. This option is for two years at a price of $0.20 per share. The options amounting to 12,000,000 shares are at a price of $0.10 per share and are for a period of three years.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the nine months ending September 30, 2007 of $286,245. There remains a balance of $608,818 to be expensed over the vesting period of the options.

During the nine months ending September 30, 2007, the Company completed five private placement financings. The first was to a single investor for 910,000 units at $0.10 per unit. Each unit consists of one share of common stock and one common stock purchase warrant entitling the owner to acquire an additional share of common stock at $0.10 per share on or before April 3, 2009.

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

The fourth private placement was completed July 3, 2007 with a single investor for 335,000 common shares at $0.16 per share for $53,560.

The fifth private placement was completed with Wellington West Capital Inc for $261,611 (net) for 1,538,891 common shares. This broker-dealer financing was completed with 12 investors at $0.18 per share less a commission of $0.01 per share for a net of $0.17 per share.

Note 7 - ASSET RETIREMENT OBLIGATION

SFAS No. 143 "Accounting for Asset Retirement Obligations" (ARO) addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No 143 requires that the fair value of a liability for an ARO be recognized in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the long-lived asset.

In March 2005, the FASB issued interpretation 47, "Accounting for Conditional Assets Retirement Obligations (FIN 47). This interpretation clarifies the term conditional asset retirement obligation as used in SFAS No 143. Conditional asset retirement obligation refers to a legal obligation to perform as asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. In conjunction with FIN 47, an ARO liability of $230,000 has been recorded and the capitalized costs are included in "Property and Equipment".

NOTE 8 - SUBSEQUENT EVENT

On October 16, 2007, the Company completed the private placement with Wellington West Capital Inc. for 1,538,891 shares at $0.17 per share (net) for a total consideration of $261,611.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------

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

     On April 3, 2007, Mr. Dick van Wyck was appointed interim President and CEO. Mr. van Wyck is a practicing lawyer with over 20 years of business and commercial law, mergers and acquisitions, and intellectual property matters, and was formerly in-house counsel with the Department of Justice, as well as with two large Corporations. Mr. van Wyck resigned July 9, 2007 but remains in-house counsel and an advisor to the Board of Directors.

     On July 9, 2007, Mr. David Wodar was appointed President and CEO. Mr. Wodar is a private business consultant and an Economics graduate from University of Western Ontario. Mr. Wodar has operated his own Consulting business, Vantage Point Capital for the past 11 years, specializing in Marketing and Communications for private and public entities. He brings a background of strategic planning and organizational skills to the Company management team.

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

     Mr. Paul Hynek assumed the role of Chairman of the Advisory Board. Mr. Hynek has an extensive background in large scale mining projects and was formerly with Inco. Mr. Hynek is joined on the advisory board by David Michaud, as Senior Metallurgical Advisor. Mr. Michaud, who holds a degree in Mining Engineering, has more than 15 years of experience in mine and mill design, including operations in Canada and South America.

     The Company signed a contract with Geostat International Inc on May 22, 2007 regarding the preparation of a technical report NI-43101 on the Bissett Creek Project. The Geostat work program included a site visit and independent certification of resources, estimation of resources and classification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, and an assessment of the mill and processing procedures, the market, the Capex, and related operating costs. The process included the drilling of an additional 6 holes for just under 300 meters in order to assist in verification of previously obtained data. The specific drill targets have been determined by Geostat following their review of the original drill target data prepared by Kilborn Engineering. These samples have been analyzed for verification and validation of the graphite ore zones. The report is in final stages of completion and the Company expects to receive a draft report in early November, 2007.

     As previously outlined, the Company has a 100% undivided interest in the mineral lease. The property consists of 28 claims covering 1,400 acres (566 hectares) plus 900 acres (364 hectares) which are contiguous to its mine property. In July, 2007, the Company completed the staking of an additional 950 acres (384 hectares), for a total area available for development of approximately 3,250 acres (1,315 hectares). The Bissett Creek mine site is located in Maria Township, about 180 miles (300 km) north-northeast of Toronto Ontario and about 8 miles (14 km) south of Highway 17 in Northern Ontario Canada.

     During the quarter ending September 30, 2007, the new management team significantly increased its presence at the mine site, including various meetings with Knight-Piesold (environmental consulting firm) to review and update environmental monitoring requirements under the Mine Closure Plan (MCP), general site cleaning, building repairs, and commencement of construction of a lab facility in anticipation of installation of a pilot plant.

     The Company is completing plans to install a one (1) metric ton per hour pilot plant which is expected to be on site and available by spring of 2008. The pilot plant will assist in establishing protocols for sampling, sizing, flows, reagent consumption as well as areas of possible bottlenecks. By using a flexible flow sheet initially in a pilot plant, the Company hopes to develop a fixed flow sheet for the full size plant. The Company will also have product samples available in the summer of 2008 to provide prospective customers with a reproducible product for testing purposes.

     The flow sheet design is currently being reviewed by consultants, and will be finalized in early November 2007.

     The Company has also undertaken a comprehensive program of metallurgical testing to identify the key liberation and classification characteristics of the ore body. This review included a general review of existing dry process at Bissett Creek and existing processes used elsewhere for the liberation and extraction of graphite. The dry process has many shortcomings which would require a complete reengineering and rebuild at great risk to stakeholders whereas the froth flotation system is used extensively elsewhere in the world and is proven. The Company has selected Process Research Ortech (Oakville Ontario) and Actlabs (of Ancaster Ontario) as its processing and assaying entities. Both have been approved by Geostat and they will provide necessary data in the completion of the NI 43101 being prepared by Geostat.

     Effective August 1, 2007, the Company executed a three year lease and moved into new corporate headquarters, located at 2904 South Sheridan Way, Suite 100, Oakville Ontario, Canada, L6J 7L7. It previously occupied premises in Toronto, Ontario, on a month-to-month basis.


RESULTS OF OPERATIONS

The Company had no revenues for the nine months ending September 30, 2007. The Company continues as an Exploration Stage Company and will not have revenues until a proposed feasibility study is completed, a determination is made as to the method of production, and the Company acquires the necessary equipment to commence production. The Company expects to have a pilot plant installed by the spring of 2008 which will allow them to test its proposed flow sheet and provide necessary samples for prospective customers.

During the quarter ending September 30, 2007, the Company completed its private placement with Wellington West Capital Inc for a net of $500,000. Thirty accredited investors participated, at a price of $0.16 per share, less a commission of $0.01 per hare, for a net of $0.15 per share. There are also 500,000 Broker warrants issued at $0.16 exercisable up to April 27, 2009. This financing resulted in the issuance of 3,333,333 common shares. With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Regulation S. This transaction closed on July 9, 2007. At the same time, it completed a private placement to a single investor for 335,000 common shares at $0.16 per share for proceeds of $53,560.

On October 16, 2007, the Company closed an additional private placement with Wellington West Capital Inc for the sale to twelve (12) accredited investors, 1,538,891 common shares for a net price of $0.17 per share for $261,611. A commission of $0.01 per share was paid on this transaction and there were no warrants attached to this financing.

In June 2007, the Company completed a private placement with a single investor for 910,000 units at $0.10 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant entitling the owner to acquire an additional share of common stock at $0.10 per share on or before April 3, 2009. This placement resulted in the issuance of 910,000 common shares and the receipt of $91,000 from the investor.

The Company also completed a second private placement with the sale to a single investor of 5,000,000 units at $0.05 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant entitling the owner to acquire an additional share of common stock at $0.05 per share on or before April 3, 2008. This placement resulted in the issuance of 5,000,000 common shares and the receipt of $250,000 from Yukon Gold Corporation Inc.

For the nine months ending September 30, 2007, expenses amounted to $2,010,448 compared to $957,965 for the nine months ending September 30, 2006. In addition to this, currency fluctuations for the year to date have resulted in a foreign exchange gain in the three months ending September 30, 2007 of $104,972 and $48,414 for the nine months ending September 30, 2007. There were no foreign exchange adjustments in the comparable period for 2006.

While professional fees have been reduced substantially to $44,130 vs. $170,962 in the nine months ending September 30, 2006, other expenses increased significantly as a result of the addition of new operating management and mine site personnel. Management fees have increased to $933,883 vs. $230,468, as the Company added technical and marketing personnel to the executive team previously announced and greatly increased its expenditures at the site with the addition of new personnel. Operations had been dramatically reduced in the previous year as the Company lacked funding to undertake a significant program.

For the nine months ending September 30, 2007, stock compensation expense amounted to $286,245 as a result of options approved by the Board of Directors for directors, officers and consultants. Using the Black Scholes formula, the expense for these options and the warrants issued on two private placement financings amounted to $286,245. There was no stock compensation expense in the nine months ending September 30, 2006. Stock compensation expense in total amounts to $895,063 and this is being amortized over the life period of the stock options. This life period varies between 12 and 36 months. Stock compensation amortization for the three month period ending September 30, 2007 amounted to $139,518 and $286,245 for the nine months ending September 30, 2007. There were no stock compensation expenses in the comparative periods for September 30, 2006.

Expenses in the quarter ending September 30, 2007 of $842,948 vs. $208,213 for the three month period ending September 30, 2006 reflect this dramatic increase in activity at the mine site. General exploration expenses amounted to $268,055 in the quarter ending September 30, 2007 while the comparative quarter for September 30, 2006 had no expenses for exploration.

RESULTS OF OPERATIONS cont.


The Company has closed its office in Mankato Minnesota, and has now moved to new head office facilities at 2904 South Sheridan Way, Suite #100, in Oakville Ontario. A fee of $5,000 was paid to the landlord in Mankato in order to terminate the outstanding lease. The Company previously leased premises in Toronto Ontario on a monthly basis and no termination costs were incurred on the move to facilities in Oakville Ontario.

During the nine months ending September 30, 2007, the Company disposed of outdated equipment and received the sum of $18,080. This transaction resulted in a loss on disposal of $11,920 which is reflected in the nine month operating results.

The Company currently has 6 full time employees and it contracts with necessary technical personnel as required.

The Company will continue the use of outside professional consultants as it continues its mineralogical assessment and its development of a detailed mineralogy study. This study is nearing completion and the Company expects to complete its pilot plant setup by early spring 2008 wherein it can carry out detailed tests to confirm its flow sheet proposal. Experienced international consultants from the mining industry will be used where necessary.

As it is uncertain when revenue will be generated, expenses will need to be financed by continued outside financial support. The Company has completed five private placements to date this year and intends to seek additional equity financing and/or loans from shareholders and other interested parties in order to finance its operations. While the Company feels it can obtain the necessary financing there is no assurance that such investments, loans, or other financial assistance will be forthcoming.

For the nine months ended September 30, 2007, the Company incurred a loss of $1,962,034 vs. a loss of $957,721 for the nine months ended September 30, 2006. While the Company has been successful in arranging necessary private placement financing over the past nine months, the Company cautions that until it has completed its feasibility study and Baseline Mineralogical Assessment, including the NI 43101 report, there is no assurance that a commercially viable mineral deposit exists on the property, and that further exploration may be required before a final evaluation as to any economic and legal feasibility is determined. The Company expects to receive a draft NI 43101 report in early November 2007 which will dictate the program necessary to proceed to a production model.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had cash on hand in the amount of $55,941 compared to $36,638 at September 30, 2006 and $6,759 at December 31, 2006. The Company received an additional $261,611 on October 16, 2007 with the closing of a private placement with Wellington West Capital Inc. This placement is reflected on the Balance Sheet in the Stockholders' Equity section at September 30, 2007 as stock subscriptions, which were signed on September 28, 2007. In addition to cash on hand, the Company has a receivable of $27,040 which results from taxes recoverable.

The Company also has a $10,000 deposit on a fuel tank located at the mine site in Bissett Creek, and a deposit of $2,480 representing the last month's rent on its facilities in Oakville, Ontario. The Company has entered into a new lease of premises located at 2904 South Sheridan Way, Suite #100, Oakville Ontario, Canada, L6J 7L7. The lease is for a period of 3 years at a monthly rate of Cdn $2,480.

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

The Company has accounts payable of $123,590 at September 30, 2007 vs. $110,710 at September 30, 2006. Payment of a large portion of these payables was completed in late October 2007. Accrued interest payable of $41,652 is outstanding at September 30, 2007. This pertains to accruals on loans payable of $90,796, due within one year as well as a loan of $110,000, which is also due.

In September, 2002, the Company purchased a house at the entrance to the road leading into the Bissett Creek property at a cost of $24,050. Subsequent additions increased the house cost to $45,191. At the time of purchase, the Company negotiated a first mortgage in the amount of $17,000 with the vendor which required a payment of $359 (Canadian $400) monthly for five years. The mortgage matured August 29, 2007 and $11,837 was paid in October 2007 in full settlement.

Loans payable of $200,796 include loans to two parties which have promissory notes with interest of 7% on $90,796 and interest of 10% on $110,000. These loans are currently due and arrangements are being negotiated for an orderly retirement of this debt.

The Company has non current loans of $677,492 as at September 30, 2007. This includes loans from non affiliated parties in the amount of $402,182 which have no specific terms of repayment. The balance of $275,310 includes loans and fees that will be paid out on an orderly basis. These loans are due to former officers of the Company and have assisted the Company in financing its current deficit and in retiring current liabilities outstanding. The Company intends to obtain additional financing either by way of private placements, loans, or a combination of both from shareholders and other interested parties to retire outstanding debt, and finance its operations over the next twelve months. While the Company intends to procure these private placements and/or loans, there is no assurance that the Company will be successful in its attempt to obtain said funding.

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

On or about September 30, 2007, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

On July 16, 2007, the Company closed a private placement with Wellington West Capital Inc., a Toronto, Ontario broker-dealer for $500,000. Thirty (30) accredited investors participated, at a price of $0.16 per share, less a commission of $0.01 per share, for a net of $0.15 per share. This resulted in the issuance of 3,333,333 common shares. There are also 500,000 Broker warrants issued at $0.16US exercisable up to April 27, 2009.

The Company also completed a private placement with a single investor of 335,000 common shares at $0.16 per share for $53,600. The shares contained in these private placements represent less than 3% of the prior outstanding shares of the Company.

On October 16, 2007, the Company closed a private placement with Wellington West Capital Inc, a Toronto, Ontario broker-dealer for $261,611. Twelve (12) accredited investors participated, at a price of $$0.18 per share, less a commission of $0.01 per share, for a net of $0.17 per share. As a result, a total of 1,538,891 common shares were issued.

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

None.


Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

EXHIBIT NO.         DESCRIPTION
-----------         -----------

   31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
   31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
   32.1 CERTIFICATION OF DISCLOSURE BY CHIEF EXECUTIVE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
   32.2 CERTIFICATION OF DISCLOSURE BY CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


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

Dated: November 14, 2007                INDUSTRIAL MINERALS, INC.

                                    By: /s/ David Wodar
                                        ---------------------------------
                                        David J. Wodar, President and CEO




     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14, 2007             INDUSTRIAL MINERALS, INC.

                                  By: /s/ Robert G. Dinning
                                      -----------------------------------------
                                      Robert G. Dinning Chief Financial Officer,
                                      Secretary and Director