Form 10KSB
period 2007-12-31
INDUSTRIAL MINERALS INC
filed 2008-03-31
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2007

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     2904 South Sheridan Way, Suite #100, Oakville Ontario, L6J 7L7
                 ---------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:       (905) 829-0220
                              ---------------------

Securities registered under Section 12(b) of the Exchange Act: None
                                                              --------

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

Indicate by check mark whether the registrant is a shell filer (as defined in Rule 12b-2 of the Act)

         Yes      [_]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of March 20, 2008, 97,824,476_shares of the Company's Common Stock, no par value per share, were held by non-affiliates, which, based upon market closing price on March 20, 2008, of $0.13 had a value of $7,825,958 There were 137,644,476 shares of Common Stock of the Registrant outstanding as of December 31, 2007 and at March 20, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE.




Transitional Small Business Disclosure Format (Check One) Yes _____ No __X____

                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.  Description of Business
Item 2.  Description of Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7.  Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
Item 8B. Other Information

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits, Financial Statement Schedules
Item 14. Principal Accounting Fees and Services

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

     The Company was incorporated on November 6, 1996 and since May 2002 has the name of Industrial Minerals Inc. On January 31, 2002, the Company acquired its interest in the Bissett Creek Property pursuant to an assignment of the Bissett Lease from Westland Capital Inc.

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

RISK FACTORS

     The Company's business is subject to numerous risk factors, including the following: The Company is in the process of developing its mineral property for graphite at its Bissett Creek property. The company has built its processing building and installed equipment in preparation for production of graphite. Based on engineering work conducted in relation to the preparation of N.I. 43101, the Company will need to purchase and install additional equipment in order to commence production.

The Company has the following concerns:

1. The Company has no record of earnings or cash flow from mining operations. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery and sale of graphite. Furthermore, there has been minimal graphite production to date on the property and if the Company is able to proceed to production, commercial viability will be affected by factors that are beyond its control, including recoverability from the deposit, uncertainty of graphite prices, cost of construction and operating a mine, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, as well as costs of protection of the environment. The Company has no purchase orders for graphite to be produced by the Company.

2. The Company's success and possible growth will depend on its ability to recover graphite, process the graphite and successfully sell them on world markets. It is dependent upon the market's acceptance of the quality and consistency of the product presented for sale.

3. Liquidity and need for additional financing is a concern for the Company. At the present time, the Company does not have sufficient cash to finance its operations if its mine plan is delayed further. The Company is dependent on the ability of its management team and its Board of Directors to obtain the necessary working capital to operate successfully. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer form a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

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


ITEM 2 - DESCRIPTION OF PROPERTIES

The Company owns mineral interests through its wholly owned subsidiary Industrial Minerals Canada, Inc. in a graphite mineral property in Canada as follows:

The Company is the "lessee" of lease number 364704 consisting of the following:
All those parcels or tracts of land and land under water in the Township of Head, Clara and Maria, in the County of Renfrew and Province of Ontario, containing by ad measurement 564.569 hectares, be the same more or less, composed of those parts of lots 21, 22, 23, 24 and 25, Concessions IV and V, and part of the bed of Mag Lake and the bed of the unnamed lake, and lots 23, 24 and 25 and the north half of lots 21 and 22, Concession III as shown on the plan of the geographic Township of Maria, designated as parts 1, 2, 3 and 5 on a plan and a field notes deposited in the Land Registry Office at Pembroke as Plan 49R_11203, comprising mining claims EO 608306, EO 608346, EO 608347, EO 608374,
EO 608348, EO 608373, EO 608349, EO 608372, EO 608369, SO 998760, SO 1084577, EO
800884, EO 800880, EO 800881, EO 608350, EO 608371, EO 608367, EO 608370, EO
608376, EO 608368, EO 608302, SO 1117797, SO 998754, SO 1117798, SO 998755, SO
1117799, SO 998756 and SO 998757. These claims are registered in the Land Titles Office in North Bay, Ontario.

On June 20, 2002, the Company acquired the following unpatented graphite mining claims. SO 1249711 (11 units) SO 1249723 (3 units)SO 1234705 (2 units). They cover a total area of approximately 625 acres or 248 hectares. They are located in Maria township in Ontario, Canada. The Company acquired the graphite mining claims from Messrs. P. McLean and F. Tagliamonte and from the estate of P. Lacombe. The Company paid $50,000 (Canadian) for the property. The transaction to acquire the claims was at "arms length" with Sellers. Sellers are not and were not affiliates of IMI at the time of the transaction. The Company is responsible for a royalty in the amount of $20 (Canadian) per tonne of graphite produced. The Company must pay an advance royalty of $27,000 Canadian yearly which will be recaptured once the property is producing and there are sales. During the fiscal year ending December 31, 2007, the royalty was paid and there are no arrears outstanding regarding this obligation.

In the spring of 2007, the Company also added an additional 950 acres (380 hectares) of staked claims to the site, bringing the total developable area to approximately 3,250 acres (1,304 hectares). The site itself is located in Maria Township, about 300 km north-northeast of Toronto and 100 km east of North Bay, Ontario. The property connects to Highway 17 (the Trans-Canada Highway) by 16 km of good gravel road, of which 14 km is maintained by the Province of Ontario. This represents approximately 4-5 hours trucking time to industrial consumers in the Toronto area, which in turn is 12-16 hours from some of the largest graphite markets in the world in the northern and eastern regions of the U.S.A.

The site itself is located in Maria Township about 180 miles (300 km) north-northeast of Toronto Ontario, and 65 miles (105 km) east of North Bay Ontario. The property connects to Highway 17 (the Trans-Canada Highway) by approximately 6.1 miles (10 Km) of good gravel road.

In the summer of 2007, following Geostat's recommendation, the Company undertook an independent validation drilling program. The program permitted the development of independent assay results and has also provided material to carry out metallurgical testing and validation. Six (6) vertical NQ size diamond drill holes were drilled in the eastern part of the deposit for a total of 246.43 meters (808.5 ft) around the location of Pit # 1. The last drill hole (DDH-07-06) was drilled in an area of the property previously named "Pencil zone". Drilling was done by George Downing Estate Drilling Ltd., from August 1 to August 9, 2007 Geostat's geological and mining-metallurgical engineer visited the site on June 6 and 7, 2007. Moreover the phase 1, independent drilling campaign, was done and supervised by Geostat's personnel from the beginning to the end.

Industrial Minerals Inc. now owns 100% of the undivided interest in the patented mineral lease. The property is comprised of 28 patented claims covering an area of approximately 1,400 acres (564 hectares). The Company also owns four unpatented mining claims comprising approximately 900 acres (360 hectares) which are contiguous to its Bissett Creek mine property.

The site is also close enough to all major highways, rail and power lines to permit the substantial infrastructure that will be required for a large scale open pit mining operation. The core claims are not subject to any alienation for parks or special management zones according to information from the Ministry on Northern Development and Mines. The area comes under the administration of the Southern Ontario Mining District, and does not include any rural cottage properties. A "Mine Development and Closure Plan" has been filed with and accepted by the Ministry of Northern Development and Mines of the Province of Ontario. Knight Piesold Consulting, a leading worldwide engineering and environmental services company, has been retained to monitor compliance with the Closure Plan.

The Company's mailing address is 2904 South Sheridan Way, Suite 100, Oakville, Ontario Canada, L6J 7L7.

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

The Company was served on February 6, 2007 in Delaware.

The Plaintiffs are Mohamad S. Bakizada and Henriette Bakizada.

The Defendants are the Company, Robert D Poirier and Jane Doe Poirier, John Melnyk and Jane Doe Melnyk, and Larry Van Tol and Jane Doe Van Tol.

Mr. Bakizada is claiming that shares allegedly purchased by him from the Defendants are in violation of Washington State Securities Act.

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

          2006                    HIGH        LOW
         ----                     ----        ---
      1st quarter                 0.50        0.25
      2nd quarter                 0.42        0.21
      3rd quarter                 0.30        0.13
      4th quarter                 0.43        0.11


            2007                  HIGH        LOW
            ----                  ----        ---
      1st quarter                 0.14        0.11
      2nd quarter                 0.17        0.15
      3rd quarter                 0.27        0.20
      4th quarter                 0.24        0.17

     (b) As of December 31, 2005, there were 342 shareholders of record of the Registrant's common stock.

     (c) The Registrant has neither declared nor paid any cash dividends on its common stock, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

     Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Equity Compensation Plan Information

                      Equity Compensation Plan Information
                                                                                Number of securities
                                                                               remaining available for
                                                                                future issuance under
                            Number of securities to      Weighted-average        equity compensation
                            be issued upon exercise     exercise price of         plans (excluding
                            of outstanding options,    outstanding options,    securities reflected in
                              warrants and rights      warrants and rights           column (a))

      Plan category                   (a)                      (b)                       (c)
-------------------------  -----------------------     -------------------     ------------------------
Equity compensation plans
approved by security
holders                              None                      n/a                       n/a

Equity compensation plans
not approved by security
holders                           20,300,000                 $0.106                      None

            Total


Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS

Twelve month periods ending December 31, 2007, 2006

Industrial Minerals, Inc. ("the Company"), a Delaware Corporation, was incorporated on November 6, 1996, under the name Winchester Mining Corp, and after a series of mergers, and name changes, became known as Industrial Minerals, Inc in 2002.

On March 20, 2007, a significant change in Board of Directors and management occurred when Mr. W. Campbell Birge (former President & CEO), Mr. Stephen Weathers and Mr. Pat Rogers resigned from the Board of Directors. Mr. Robert Dinning remained on the Board of Directors. These directors were replaced by Mr. William Thomson, and Mr. William Booth, both of whom became directors on March 20, 2007.

Mr. Thomson, 65, is Chairman of Thomson Associates, of Toronto Ontario and London England. Thomson Associates is a merchant banking company providing corporate finance expertise and management leadership to businesses. Founded in 1978, Thomson Associates has developed a legacy of achievement in obtaining Private Equity and Equity related capital for emerging growth companies. Mr. Thomson serves as Chairman of the Board of the Company.

Mr. William Booth is currently Vice President - Inventory Management - of Northern Group Retail Ltd, - a large multi outlet retail entity located throughout North America. He is 48 years old and has held this position in excess of five years. He serves as an Independent director of the Company.

On April 16, 2007, Mr. W.Campbell Birge resigned as President & CEO and was replaced by Mr. Dick van Wyck, a practicing lawyer with over 20 years of business and commercial law experience. His background also includes mergers and acquisitions, and intellectual property matters. Mr. van Wyck remained President & CEO until July 9, 2007 when he was replaced by Mr. David J. Wodar. A graduate in economics from the University of Western Ontario, Mr. Wodar operated his own consulting business, Vantage Point Capital for the past 11 years, specializing in marketing and communication, strategic planning and organizational issues.

The Company also appointed Mr. Paul Cooper as Chief Operating Officer on July 9, 2007. Mr. Cooper is a graduate in Chemical Engineering from University of Western Ontario and an MBA in strategic planning and marketing from the same university. Mr. Cooper's background includes 8 years as a plant and process engineer at Algoma Steel, and 12 years as a partner in a private investment firm that provided asset based lending to dozens of small and medium sized businesses. In the past 5 years, Mr. Cooper, as President, oversaw the successful operational turnaround of CDPlus, a large Canadian retail operation with 90 stores and 450 employees followed by another successful turnaround - Glass Recycling Technologies, overseeing the design, construction and startup of 40,000 ton per year glass recycling facility in Jacksonville, Florida.

As Chief Operating Officer, Mr. Cooper oversees the execution of the Company's business and graphite marketing strategies, and will oversee the Bissett Creek plant design, and construction.

RESULTS OF OPERATIONS

During the fiscal year ending December 31, 2007, the Company had no revenues compared to nominal revenues from sale of test samples in 2006 of $3,040. The Company expects to have its pilot plant installed later in the 2008 fiscal year and at that time anticipates sale of samples of graphite.

Total expenses in 2007 amounted to $2,761,455 vs. $1,255,584 in 2006. The most significant increase was management fees expense, which amounted to $1,149,410 in 2007 vs. $285,715 in 2006. This charge included $642,617 in services paid for in common stock. In 2006, the management fees were paid entirely in cash. Additional personnel were added during 2007 as the Company prepared for an initial pilot plant operation to be followed by installation of a full plant. The fees paid in 2007 include payments made to officers and employees at its head office and at the mine site in Bissett Creek.

Stock compensation expense in 2007 amounted to $446,853 vs. no expense in 2006. The Company adopted SFAS 123 "Accounting for Stock-Based Compensation", effective April 1, 2007. Compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed as SFAS 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the year ending December 31, 2007. Expected volatility of 86.74%, risk-free interest rate 4%; and an expected life of up to 4 years.

General exploration expenses in 2007 amounted to $451,695 vs. no expense in 2006 as the Company significantly increased its development work at the Bissett Creek site during 2007. This included consulting engineering charges, equipment evaluation, and drilling costs at the site.

Other expenses for the 2007 fiscal year included a reduction in professional fees to $70,170 vs. $172,389 in 2006.

Total depreciation expenses were $225,575 in 2007 and $239,127 in 2006.

Total royalty expenses were $27,324 in 2007 and $23,739 in 2006. These expenses were incurred for the Bissett Creek Graphite property. The Company is required to pay a yearly royalty of $27,000 Canadian annually whether graphite is produced or not. These payments are due semi-annually on March 6 and September 6 of each year. The fluctuations reported by the Company regarding this expense are foreign exchange related.

Other general and administrative expenses totaled $451,695 in 2007 vs. $472,947 in 2006.

The foreign exchange loss in 2007 of $40,091 reflects the strengthening of the Canadian dollar during 2007. As financial statement reporting is conducted in $U.S. currency, the Canadian dollar is essentially at par at December 31, 2007 whereas the Canadian dollar was valued at $0.85 at December 31, 2006.

The Company had a net loss from operations of $2,761,455 in 2007 vs. $1,255,584 in 2006. The Company recognizes that it must acquire additional financing in order to properly develop the Bissett Creek property and to sell the resulting graphite on the world market. There is no assurance that the Company or its management will be successful in its attempts to acquire additional financing.

Liquidity and Capital Resources

The Company has cash on hand of $104,236 at December 31, 2007 vs. $6,759 at December 31, 2006. The receivable represents a refund of GST tax due from the Government of Canada. This refund was received in February 2008.

The Company has total deposits at December 31, 2006 of $12,510 vs. $10,000 at December 31, 2006. This includes a deposit on equipment in the amount of $10,000 in both years and a rent deposit in 2007 of $2,510.

The Company has a long-term deposit of $230,000 with the Ministry of Finance for the Province of Ontario. During the year ending December 31, 2004 a Mine Development and Closure Plan was filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the MINING ACT, R.S.O. 1990 Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company's deposit in the amount of $230,000 is a financial guarantee to the Province of Ontario ensuring that there are enough funds on hand to affect a proper closure of the Bissett Creek Graphite property.

During the year ending December 31, 2007, the Company had fixed asset additions of $38,235. This included office equipment of $23,471 and additions to the Plant building of $14,764. During the year, equipment was disposed of for a net loss of $11,920.

The Company has total current liabilities in the amount of $503,307 at December 31, 2007 vs. $349,805 at December 31, 2006. This is comprised of:

                                           2007                     2006
                                        ---------                 ---------

         Accounts payable                114,986                  $110,710
         Accrued interest                 52,089                    25,488
         Loans payable - current         310,932                   185,176
         Due to related party             25,300                    18,018
         Mortgage payable                      0                    10,413
                                        --------                  --------
                                        $503,307                  $349,805
                                        --------                  ----------

The current liability position is virtually unchanged over the two year period as reflected above.

Included in current loans payable is a debt $90,796 plus accrued interest The Company was granted an extension regarding this debt to July 31, 2008 during the twelve-month period ending December 31, 2007. Current loans payable also includes a loan payable to a shareholder of $111,320 which carries interest at 10% on a promissory note. The remaining current loans are due to shareholders who are former officers and/or directors of the Company and amount to $108,816. It is the Company's intention to retire these loans in 2008 if additional financing is secured.

The amount due to related party will be retired by issuance of common stock.

The Company recognizes it does not have sufficient funds to retire these liabilities nor is there any assurance that it will be successful in raising the funds necessary to retire these obligations. The Company intends to continue to seek debt or equity financing to complete this project from non-affiliates, officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. All risks and uncertainties inherent in any start-up company exist in the chosen area of the Company. The Company does not have commitments for financing at this time but management is optimistic that sufficient financing can be obtained.

During the fiscal year ending December 31, 2002 the Company acquired property near the mine site which included a house on the land. Included was a mortgage which at December 31, 2006 amounted to $10,413. This mortgage was retired in August 2007 and the property has no charges against it.

The Company also has loans payable with no specific terms of repayment amounting to $567,607 at December 31, 2007 vs. $599,495 at December 31, 2006. These loans have no interest applicable to them. The majority of the loans are in Canadian dollars and while the loan balances are essentially unchanged from 2006, the reporting difference results from currency fluctuations. This balance includes a loan of $161,000 in US$.

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

The Company also completed a second private placement in June 2007 with the sale to a single investor of 5,000,000 units at $0.05 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant entitling the owner to acquire an additional share of common stock at $0.05 per share on or before April 3, 2008. This placement resulted in the issuance of 5,000,000 common shares and the receipt of $250,000 from the investor.

In July, 2007, the Company completed a private placement with Wellington West Capital Inc for a net of $500,000. Thirty accredited investors participated, at a price of $0.16 per share, less a commission of $0.01 per hare, for a net of $0.15 per share. There are also 500,000 Broker warrants issued at $0.16 exercisable up to April 27, 2009. This financing resulted in the issuance of 3,333,333 common shares. With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Regulation S. This transaction closed on July 9, 2007. At the same time, it completed a private placement to a single investor for 335,000 common shares at $0.16 per share for proceeds of $53,560.

On October 16, 2007, the Company closed an additional private placement with Wellington West Capital Inc for the sale to twelve (12) accredited investors, 1,538,891 common shares for a net price of $0.17 per share for $261,611. A commission of $0.01 per share was paid on this transaction and there were no warrants attached to this financing.

On November 16, 2007, the Company closed an additional private placement with Wellington West Capital Inc for the sale to seventeen (17) accredited investors, 1,291,175 common shares for a net price of $0.17 per share for $219,500. A commission of $0.01 per share was paid on this transaction and there were no warrants attached to this financing.

On November 6, 2007, the Company also completed a private placement with the sale to two individual investors of a combined 785,300 shares of common stock at $0.17 per shares for $133,501. There were no warrants attached to this placement.

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

The following table provides aggregated information about Industrial Minerals, Inc.'s outstanding contractual obligations and other long-term liabilities as of December 31, 2007 and December 31, 2006.


                                                      2007           2006
                                                    --------       --------
        Accounts payable                             114,986       $110,710
        Accrued interest                              52,089         25,488
        Loans payable - current                      310,932        185,176
        Due to related party                          25,300         18,018
        Mortgage payable                                   0         10,413
                                                    --------       --------
                                                    $503,307       $349,805
                                                    --------       --------

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

"The Company's financial statement has been presented on the basis that it is a going concern. The Company is in the exploration stage and has not earned significant revenues from operations. The Company's current liabilities exceed current assets by $368,041 and the Company recorded a net loss amounting to $2,761,455 during the year ended December 31, 2007. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to operate its Bissett Creek Property and ultimately, achieve profitable operations. Management plans to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities to ensure the business becomes profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties."

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

There have been no changes in the Company's internal controls or in other factors that could affect the internal controls subsequent to the date the Company completed its evaluation.


ITEM 8B - OTHER INFORMATION

Not Applicable.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 The current Executive officers of Registrant at March 20, 2008 are:

         NAME                       POSITION HELD             TENURE
         ----                       -------------             ------

         David J. Wodar            President and CEO         Annual
         Robert G. Dinning         CFO and Secretary         Annual

The persons who are directors of the Registrant at December 31, 2007 are:

         NAME                              AGE
         ----                              ---
         William Thomson                    65
         William Booth                      48
         Robert G. Dinning                  68


Business Experience

The following is a brief account of the business experience during at least the past five years of the directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

Mr. William Thomson - Director - is Chairman of Thomson Associates, of Toronto Ontario and London England. Thomson Associates is a merchant banking company providing corporate finance expertise and management leadership to businesses. Founded in 1978, Thomson Associates has developed a legacy of achievement in obtaining Private Equity and Equity related capital for emerging growth companies. Mr. Thomson, aged 65, has assumed the position of Chairman of the Board of the Company.

Mr. William Booth - Director - is currently Vice President - Inventory Management - of Northern Group Retail Ltd, - a large multi outlet retail entity located throughout North America. He is 47 years old and has held this position in excess of five years. He will serve as an Independent director of the Company.

Mr. Robert Dinning, - Director - is CFO and Secretary of the Company. Mr. Dinning is a Chartered Accountant, and a lifetime member of the Alberta Institute of Chartered Accountants. Mr. Dinning has an extensive background in corporate finance, having been and officer of a large public broadcasting company, a former investment officer of a subsidiary of a large Canadian bank, and in recent years, an officer and director of several public companies, primarily in the resource industry and the high tech industry. For the past five years, Mr. Dinning has acted as a self employed management consultant. Mr. Dinning is currently a director of two other public companies.

David J. Wodar, age 40, is President and CEO of the Company. Mr. Wodar has an economics degree from the University of Western Ontario. Through his consulting company, Vantage Point Capital, Mr. Wodar has for the past eleven years specialized in Marketing and Communications for private and public entities as well as strategic planning.

Mr. Paul Cooper, age 54, is Chief Operating Officer of the Company. Mr. Cooper is a graduate in Chemical Engineering and possesses an MBA, both from the University of Western Ontario. Mr. Cooper has 30 years experience in industry including 8 years with Algoma Steel. In the past five years, Mr. Cooper was a self employed consultant through Forest Hill Financial Partners, and during this period was President of Glass Recycling Technologies, in Jacksonville Florida from 2002 to November 2005.

As Chief Operating Officer Mr. Cooper will oversee the Bissett Creek plant design, construction and start-up as well as overseeing its marketing strategies.

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

ITEM 10- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Cash Compensation.

         Compensation paid for all services provided up to December 31, 2007(1) to each of our executive officers and (2) to all officers as a group.

                                 ANNUAL COMPENSATION         LONG TERM COMPENSATION
                         ----------------------------------  ----------------------
                         -       ANNUAL COMPENSATION      -   - AWARDS     PAYOUTS -
                         --------- ------------------------  ---------- -----------

NAME AND PRINCIPAL       YEAR  SALARY    BONUS OTHER ANNUAL  RESTRICTED   All Other
Position                                       COMPENSATION    STOCK       Comp.
                                                              AWARD(S)     ($)
  (a)                     (b)    (c)      (d)      (e)          (f)         (i)

David Wodar
President And CEO        2007   85,000        0  S20,000         0           0
------------------------------------------------------------------------------------
W. Campbell Birge
former President &
CEO (resigned
04/16/07)                2006  $18,018        0     0            0           0
President & CEO &
------------------------------------------------------------------------------------
Larry Van Tol former     2006   85,000        0     0            0           0
CEO and acting CFO
(resigned 09/15/06)
------------------------------------------------------------------------------------
Robert Dinning, CFO      2007   54,000        0  $11,000         0           0
And Secretary            2006   18,018        0     0            0           0
------------------------------------------------------------------------------------
Paul Cooper, COO         2007   67,500        0     0            0           0
------------------------------------------------------------------------------------
Officers as a Group      2007  206,500        0  $31,000
Officers as a Group      2006  121,036                     0         0
------------------------------------------------------------------------------------

                     SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (to December 31, 2007)

----------------------- ------------ -------------- ------------- -----

STOCK OPTION PLAN

The Company adopted SFAS 123 "Accounting for Stock-Based Compensation", effective April 1, 2007. Compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed as SFAS 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the year ending December 31, 2007. Expected volatility of 86.74%, risk-free interest rate 4%; and an expected life of up to 4 years.

The following summarized the stock options outstanding at the present time:

Equity compensation plans       No. of Securities        Weighted     Weighted
Not approved by              to be issued on exercise average price   Average
shareholders                  Of outstanding options   of options    Fair Value
------------                 -----------------------  ------------- ------------

Outstanding Dec 31, 2006                    0                0            0
Granted                            20,300,000           $0.106        $0.09
Exercised                                   0           $ 0.00        $0.00
Cancelled                                   0           $ 0.00        $0.00

Exercisable                           450,000

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $446,853. There remains a balance of $554,679 to be expensed over the vesting period of the options.

Other than as disclosed above, no director or officer has been or was previously paid separate annual fees, meeting fees or any other form of compensation. Fees as outlined above to the three officers listed above are the sum total of compensation paid during the year.

The following committees have been formed as of October 10, 2007 and membership as of December 31, 2007 is as follows:

     1) Nominating Committee - Members are William Thomson, William Booth and Robert Dinning. Messrs Thomson and Booth are independent Directors as defined by the Sarbanes-Oxley Act of 2002.

     2) Audit Committee - Members are William Thomson and William Booth, both of whom are independent Directors as defined by the Sarbanes-Oxley Act of 2002.

     3) Compensation Committee - Members are William Thomson, William Booth and Robert Dinning. Messrs Thomson and Booth are independent Directors as defined by the Sarbanes-Oxley Act of 2002.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of March 20, 2008. There were 137,644,476 shares outstanding at March 20, 2008

--------------------------------------------------------------------------------
NAME AND ADDRESS OF              AMOUNT AND NATURE OF          PERCENT OWNERSHIP
BENEFICIAL OWNERSHIP             BENEFICIAL OWNERSIP              OF CLASS
--------------------------------------------------------------------------------
David Wodar, President & CEO         2,233,333 (1)                        1.6%
2904 South Sheridan Way Suite 100
Oakville, Ontario, Canada L6J 7L7
--------------------------------------------------------------------------------
Robert G. Dinning, Director,           750,000 (2)                Less than 1%
CFO/Secretary
2904 South Sheridan Way Suite 100
Oakville, Ontario, Canada L6J 7L7
--------------------------------------------------------------------------------
Paul Cooper, COO                        20,000                    Less than 1%
2904 South Sheridan Way
Suite 100
Oakville, Ontario, Canada L6J 7L7
--------------------------------------------------------------------------------
William Thomson,                     2,000,000  (3)                       1.4%
Director, Chairman
390 Bay Street, Ste# 1706
Toronto, Ontario, Canada
--------------------------------------------------------------------------------
William Booth, Director                500,000  (4)               Less than 1%
2375 Skymark Avenue
Mississauga Ontario, Canada
L4W 4Y6
--------------------------------------------------------------------------------
O2 Ltd                               9,500,000                            6.9%
943 Queen Street West
Mississauga Ontario, L5H 4E1
--------------------------------------------------------------------------------
Directors and officers as a Group    5,503,333                            3.9%
--------------------------------------------------------------------------------

(1) In name of CSC Wodar Investments Ltd, an Ontario Company controlled by Mr. Wodar. The total includes options exercisable by Mr. Wodar on April 3, 2008 in the amount of 1,333,333 shares.

(2) Total includes options exercisable by Mr. Dinning on April 3, 2008 in the amount of 500,000 shares.

(3) Total includes options exercisable by Mr. Thomson on April 3, 2008 in the amount of 1,000,000 shares.

(4) Total includes options exercisable by Mr. Booth on April 3, 2008 in the amount of 250,000 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  (1)  See attached Financial Statements.
     (2)  Not applicable.
     (3)  See (b) below.

(b) Exhibits filed with this annual report.

EXHIBIT
 NO.      DESCRIPTION
-------   ----------------------------------------------------------------------

3.1       Articles of Incorporation (1)
3.2       Bylaws (1)
10.3      Employment Agreement with David J. Wodar, dated as of July 1, 2007 (1)
10.4      Employment Agreement with Robert G. Dinning, dated as of July 1, 2007
          (1)
10.5      Employment Agreement with Paul Cooper, dated as of July 1, 2007 (1)
10.7 Assignment of Lease from Westland Capital Inc. to the Company dated January 31, 2002 (1)
10.8 Option Agreement between Westland Capital Inc. and Paul C. Mclean, Frank P. Tagliamonte ("In Trust") and the Estate of Pierre G. Lacombe dated January 30, 2002 (1)
10.9 Assignment of Lease from the Company to Industrial Minerals Canada, Inc. dated August 15, 2003 (1)
10.10 Consulting Services Agreement with John A. Carter dated as of July 1, 2007 (1)
10.11 Consulting Services Agreement with Cam Birge, dated as of October 1, 2007 (1)
10.12 Consulting Services Agreement with P.A. Hynek & Associates, dated as of October 1, 2007 (1)
10.13 Release and Settlement Agreement with David Michaud dated as of June 30, 2007 (1)
10.14 Advisory Services Agreement dated as of July 1, 2007 with L. David Michaud (1)
14.1      Code of Ethics (2)
31.1      Section 302 Certification (CEO)
31.2      Section 302 Certification (CFO)
32.1      Section 906 Certification (CEO)
32.2      Section 906 Certification (CFO)

(1)Incorporated by reference from the exhibits included with the Company's registration statement on Form SB-2 filed on February 1, 2008.

(2)Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated January 6, 2004.

(c) Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Rotenberg & Co LLP, is the Company's principal public accounting firm. They were paid the following fees:

                          2007              2006
                          ----              ----
Audit fees               $32,087           $23,000
Audit-Related Fees         None
Tax Fees                   None
All Other Fees             None


The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Rotenberg's independence.

The Company appointed an Audit Committee in 2007 consisting of independent directors William Thomson and William Booth. Mr. Thomson is a CA and a "qualified financial expert.

The auditors' full time employees performed all audit work.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Industrial Minerals, Inc.

     Date: March 31, 2008               By: /s/David J.Wodar
                                            ---------------------------
                                            David J. Wodar, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date: March 31, 2008               By: /s/ Robert G. Dinning
                                            -----------------------------
                                            Robert G. Dinning
                                            Chief Financial Officer

DIRECTORS


     Date: March 31, 2008               By: /s/ William Thomson
                                            ------------------------------
                                            William Thomson, Director and
                                            Chairman

     Date: March 31, 200                By: /s/Robert G. Dinning
                                            ------------------------------
                                            Robert Dinning, Director and
                                            CFO and Secretary

     Date: March 31, 2008               By: /s/William D. Booth
                                            -----------------------------
                                            William D. Booth, Director

                 REPORT OF INDEPENDENT RE6GISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors
   and Stockholders of
 Industrial Minerals, Inc. and Subsidiary (An
 Exploration Stage Company) Delaware

     We have audited the accompanying consolidated balance sheets of Industrial Minerals, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related statements of operations, stockholders1 equity, and cash flows for the years then ended and for the period since inception (November 6, 1 996) to December 31, 2007. Industrial Mineral's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Minerals, Inc. and Subsidiary as of December, 31 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period since inception (November 6, 1996) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Rotenberg & Co., LLP
------------------------
Rotenberg & Co., LLP
Rochester, New York
March  27, 2008

                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                     December 31, 2007 and December 31, 2006

                                                      December 31    December 31
                                                         2007           2006
                                                     -----------    -----------
CURRENT ASSETS
    Cash                                             $   104,236    $     6,759
    Receivables                                           18,520             --
    Prepaid expenses                                          --
    Deposits                                              12,510         10,000
                                                     -----------    -----------
       Total Current Assets                              135,266         16,759

LONG-TERM DEPOSITS                                       230,000        230,000

FIXED ASSETS
    Building and Equipment                             2,388,876      2,180,640
    Less accumulated depreciation                       (895,366)      (699,790)
                                                     -----------    -----------
                                                       1,493,510      1,480,850
                                                     -----------    -----------

                                                     $ 1,858,776    $ 1,727,609
                                                     ===========    ===========


CURRENT LIABILITIES
    Accounts payable                                 $   114,986    $   110,710
    Accrued interest payable                              52,089         25,488
    Loans payable - current                              310,932        185,176
    Due to related party                                  25,300         18,018
    Mortgage payable, due within one year                     --         10,413
                                                     -----------    -----------
       Total Current Liabilities                         503,307        349,805

OTHER LIABILITIES
    Asset retirement obligations                         230,000             --
    Accrued interest payable                                  --         13,282
    Loans payable                                        567,607        599,495
                                                     -----------    -----------
                                                       1,300,914        962,582
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock, 200,000,000 shares
       authorized, $0.0001 par value;
       137,644,476 and 118,043,776 shares
       issued and outstanding, respectively               13,761         11,801
    Additional paid-in capital                         8,801,197      6,142,882
    Common stock subscriptions                                --             --
    Accumulated other comprehensive income              (105,985)            --
    Deficit accumulated during exploration stage      (8,151,111)    (5,389,656)
                                                     -----------    -----------

    TOTAL STOCKHOLDERS' EQUITY                           557,862        765,027
                                                     -----------    -----------

                                                     $ 1,858,776    $ 1,727,609
                                                     ===========    ===========


       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Period from
                                                                                              Nov 6, 1996
                                                              Year Ended       Year Ended     (Inception)
                                                             December 31,     December 31,   to December 31,
                                                                 2007             2006            2007
                                                            -------------    -------------    -------------
REVENUE
      Income earned during exploration stage                $          --    $       3,040    $      19,337
                                                            -------------    -------------    -------------
EXPENSES
      Cost of revenues                                                 --           10,700           86,901
      Professional fees                                            70,170          172,389        1,554,690
      Royalty fees                                                 27,324           23,739          125,378
      Depreciation and amortization                               225,575          239,127          977,638
      Impairment of long-lived assets                                  --               --          582,176
      Loss on disposal of assets                                   11,920           54,251           66,171
      Stock Compensation expense                                  446,853          446,853
      Management fees and salaries                              1,149,410          285,715        2,095,784
      General exploration expense                                 418,599          418,599
      Other general and administrative                            451,695          472,947        4,604,730
                                                            -------------    -------------    -------------

         TOTAL EXPENSES                                         2,801,546        1,258,868       10,958,920
                                                            -------------    -------------    -------------

LOSS FROM OPERATIONS                                           (2,801,546)      (1,255,828)     (10,939,584)
                                                            -------------    -------------    -------------

OTHER INCOME (EXPENSE)
      Interest income                                                  --              244            3,172
      Gain from extinguishment of debt                                 --        1,047,634
      Foreign currency gain (loss)                                (40,091)         (40,091)
      Other income                                                     --               --              594
                                                            -------------    -------------    -------------

         TOTAL OTHER INCOME                                       (40,091)             244        1,011,309
                                                            -------------    -------------    -------------

LOSS FROM OPERATIONS                                           (2,761,455)      (1,255,584)      (9,848,093)
                                                            -------------    -------------    -------------

INCOME TAXES                                                           --               --               --

NET LOSS                                                    $  (2,761,455)   $  (1,255,584)      (9,848,093)
                                                            =============    =============    =============

      NET LOSS PER SHARE, BASIC AND DILUTED                 $       (0.02)   $       (0.01)
                                                            =============    =============

WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     127,672,181      116,384,472
                                                            =============    =============

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Period from
                                                                                        November 6, 1996
                                                                                         (Inception of
                                                              Year           Year       Exploration Stage)
                                                              Ended          Ended            To
                                                           December 31,   December 31,    December 31,
                                                               2007           2006            2007
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ (2,761,455)   $ (1,255,584)   $ (9,848,093)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation                                          225,575         239,127         969,346
         Provision for bad debts                                    --              --          49,676
         Stock issued for services                           1,089,470              --       1,504,076
         Impairment of long-lived assets                            --              --         297,882
         Loss on disposal of assets                             11,920          54,250          66,170
         Gain on extinguishment of debt                             --              --      (1,047,634)
         Changes in:
            Receivables                                        (18,520)         35,158         (22,689)
            Inventory                                               --              --          (5,527)
            Prepaid expenses                                    16,895            (540)
            Deposits                                            (2,510)         12,621         (12,510)
            Accounts payable and accrued expenses                4,276          18,666         (43,442)
            Accrued interest payable                            13,318         (52,759)        320,370
            Due to related parties                             213,317         659,906
                                                          ------------    ------------    ------------
    Net cash used in operating activities                   (1,437,926)       (718,309)     (7,113,009)
                                                          ------------    ------------    ------------
    Cash flows from investing activities:
      Purchase of building and equipment                       (38,235)         (4,050)     (2,116,266)
      Investment in Multiplex                                       --              --         (75,000)
      Acquisition of goodwill                                       --              --        (149,057)
      Loan to related party                                         --              --         (50,000)
      Loan repayments                                               --           4,493
      Long-term deposits                                            --              --        (159,600)
                                                          ------------    ------------    ------------
    Net cash used in investing activities                      (38,235)         (4,050)     (2,545,430)
                                                          ------------    ------------    ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds from sale of common stock                 1,570,805       1,946,403       4,262,067
      Net proceeds from loans payable                           23,246         463,488       7,272,185
      Loan repayments                                          (10,000)     (1,761,717)     (1,771,717)
      Proceeds from mortgage                                        --              --          17,000
      Principal payments on mortgage                           (10,413)         (2,356)        (17,000)
      Cash acquired in acquisition of Peanut Butter &               --
      Jelly, Inc.                                                   --              --             140
                                                          ------------    ------------    ------------
    Net cash provided by financing activities                1,573,638         645,818       9,762,675
                                                          ------------    ------------    ------------


NET INCREASE (DECREASE) IN CASH                                 97,477         (76,541)        104,236

Cash, beginning of period                                        6,759          83,300              --
                                                          ------------    ------------    ------------

Cash, end of period                                       $    104,236    $      6,759    $    104,236
                                                          ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                         $         --    $      4,411    $      4,524
                                                          ============    ============    ============
    Income taxes paid                                     $         --    $         --    $         --
                                                          ============    ============    ============

    Non-cash investing and financing activities:
      Shares issued for debt                                        --       5,872,388      11,437,279
                                                          ============    ============    ============

      Shares issued for investment                                  --         200,000         200,030
                                                          ============    ============    ============

      Shares issued for accrued interest                            --         383,421         651,702
                                                          ============    ============    ============
      Long term deposits financed by accounts payable               --              --          70,400
                                                          ============    ============    ============

    Property costs financed by issuance of common stock             --              --          30,000
                                                          ============    ============    ============
    Equipment financed by:
      Accounts payable                                              --              --         200,000
      Issuance of common stock                                      --              --           5,000
                                                          ------------    ------------    ------------

                                                                    --              --         205,000
                                                          ============    ============    ============


              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            INDUSTRIAL MINERALS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                December 31, 2007

                                                                                   Accumulated                  Total
                                      Common Stock                      Deficit     Accumulated     Stock-
                                  ----------------------  Additional    During         Other        holders'
                                    Number                 Paid-in    Exploration   Comprehensive   Equity
                                   of Shares   Amount      Capital       Stage         Income      (Deficit)
                                  ----------- ---------- -----------  -----------    -----------  -----------

Inception - November 6, 1996              -    $     -    $      -              -    $        -     $      --
Balance at December 31, 1998          757,500         76     505,092     (750,830)            --     (245,662)
Issuance of common stock
  for cash                             90,000          9     146,612           --             --      146,621
Issuance of common stock
   for services                       165,000         17     274,983           --             --      275,000
Net Loss                                   --         --          --     (259,404)            --     (259,404)
                                  ----------- ---------- -----------  -----------    -----------  -----------

Balance at December 31, 1999        1,012,500        102     926,687   (1,010,234)            --      (83,445)

Issuance of common stock
  for cash                            254,700         25     413,045           --             --      413,070
Issuance of common stock
  for services                        210,000         21     349,979           --             --      350,000
Issuance of common stock
  for Multiplex stock                   9,000          1          29           --             --           30
Issuance of common stock
   for acquisition                  1,426,389        143       4,603           --             --        4,746
Net Loss                                   --         --          --     (694,758)            --     (694,758)
                                  ----------- ---------- -----------  -----------    -----------  -----------

Balance at December 31, 2000        2,912,589        292   1,694,343   (1,704,992)            --      (10,357)

Issuance of common stock
   for compensation                    90,000          9      59,991           --             --       60,000
Net Loss                                   --         --          --      (67,251)            --      (67,251)
                                  ----------- ---------- -----------  -----------    -----------  -----------

Balance at December 31, 2001        3,002,589        301   1,754,334   (1,772,243)            --      (17,608)

Issuance of common stock
  re acquisition of               105,000,000     10,500  (1,747,393)   1,696,982             --      (39,911)
  Industrial Minerals
  Incorporated
Minimum 50 shares
  post-split allocation                92,274          6          (6)          --             --           --
Net Loss                                   --         --          --     (520,242)            --     (520,242)
                                  ----------- ---------- -----------  -----------    -----------  -----------

Balance at December 31, 2002      108,094,863     10,807       6,935     (595,503)            --     (577,761)

Minimum 50 shares
   post-split allocation                  981         --          --           --             --           --

Net Loss                                   --         --          --   (1,133,197)            --   (1,133,197)
                                  ----------- ---------- -----------  -----------    -----------  -----------

Balance at December 31, 2003      108,095,844     10,807       6,935   (1,728,700)            --   (1,710,958)

Allocation on round-up
   of shares                                7         --          --           --             --           --
Issuance of common
 stock in settlement of debt        3,492,115        349   4,190,189           --             --    4,190,538
Net Loss                                   --         --          --     (561,153)            --     (561,153)
                                  ----------- ---------- -----------  -----------    -----------  -----------

Balance at December 31, 2004      111,587,966     11,156   4,197,124   (2,289,853)            --    1,918,427
Net Loss                                   --         --          --   (1,844,219)            --   (1,844,219)
                                  ----------- ---------- -----------  -----------    -----------  -----------

Balance at December 31, 2005      111,587,966     11,156   4,197,124   (4,134,072)            --       74,208

Issuance of common stock for cash     200,000         20      69,640           --             --       69,660
Issuance of common stock in
 settlement of debt                 6,255,810        625   1,876,118           --             --    1,876,743
Net Loss                                   --         --          --   (1,255,584)            --   (1,255,584)
                                  ----------- ---------- -----------  -----------    -----------  -----------

Balance at December 31, 2006      118,043,776     11,801   6,142,882   (5,389,656)            --      765,027

Issuance of common stock
    for cash                       13,193,699      1,319   1,569,486           --             --    1,570,805
Issuance of common stock
  for services                      6,407,001        641     641,976           --             --      642,617
Stock compensation expense                 --         --     446,853           --             --      446,853
Foreign Currency Translation               --         --          --           --       (105,985)    (105,985)
Net Loss                                   --         --          --   (2,761,455)            --   (2,761,455)
                                  ----------- ---------- -----------  -----------    -----------  -----------

Balance at December 31, 2007      137,644,476     13,761   8,801,197   (8,151,111)      (105,985)     557,862
                                  =========== ========== ===========  ===========    ===========  ===========

A Amounts were restated from inception to December 31,2007

The Auditors reviewed the calculation and the overall amount between common stock and APIC ties to previously issued statements.




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

(b)  Nature of Operations

The Company owns the mineral rights on its Bissett Creek Graphite property in the Province of Ontario, Canada. Commissioning of the plant began in September 2004 and preliminary testing of the graphite began in fiscal 2005. During 2007, the Company received its completed NI 43101 Resource Estimate report from Geostat Services Inc. As a result of this report it is the intention of the Company to proceed to a pilot plant development of 10 tonnes of ore per day and on completion of final feasibility, then proceed to full plant development of a 2,500 tonne of ore per day plant using a standard wet flotation recovery process, with an upgrade facility to produce high purity graphite.

(c)  Basis of Presentation - Exploration Stage Company

The Company has not earned significant revenues from limited test operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board (SFAS) No. 7. Among the disclosures required by SFAS No. 7 are that the Company's consolidated statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception. Since the Company has not entered into production, it is classified as an "Exploration Stage Company."

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. At December 31, 2007 and 2006, no impairment in value has been recognized. For the period since inception, $582,176 of impairment losses were recognized.

(h)  Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time that they were outstanding. Basic and diluted loss per share are the same.

(i)  Comprehensive Income (Loss)

The Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the consolidated financial statements of operations and foreign currency translation adjustments. SFAS No. 130 requires only additional disclosures in the consolidated financial statements and does not affect the Company's consolidated financial position or results of operations.

(j)  Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

(k)  Fair Value of Financial Instruments

The fair value of the Company's financial instruments approximated their carrying values at December 31, 2007 and 2006.

(l)  Segment Information

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

(m) Income Taxes

The Company is liable for income taxes on future taxable income generated. As of December 31, 2007, the Company has net loss carry forwards of $8,151,111 which will be used as an offset to future taxable income. Due to the Exploration Stage nature of the Company, a deferred tax asset has not been recorded at December 31, 2007.

(n) Principles of Consolidation

The consolidated financial statements include all accounts of Industrial Minerals, Inc. and its wholly owned subsidiary, Industrial Minerals Canada, Inc. All material inter-company transactions have been eliminated.

(o) Recent Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently valuating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31 2009/2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements [but does not expect it to have a material effect].

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

-In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009/2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements [but does not expect it to have a material effect].

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December31, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, SEC Staff Accounting Bulletin No. 108 ("SAB 108") was issued to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. The SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, the SAB 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged for any interim period of the first fiscal year ending after that date. The Company will adopt SAB 108 in December 31, 2007 and is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of "plain vanilla" options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

simplified method for share option grants after December 31, 2007. [Adoption of SAB 110 is not expected to have a material impact on the Company's consolidated financial statements] OR [The Company will continue to use the simplified method until it has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options].

NOTE 2 - BUILDING AND EQUIPMENT

Building and equipment are recorded at cost. A summary of building and equipment at December 31, 2007 are as follows:

                                                       2007               2006
                                                    ----------        ----------
Building and improvements                           $  591,005        $  576,240
Equipment                                            1,567,871         1,604,400
Mine closure deposit                                   230,000                --
                                                    ----------        ----------
Total building and equipment                         2,388,876         2,180,640
Less accumulated depreciation                          895,366           699,790
                                                    ----------        ----------
Net building and equipment                          $1,493,510        $1,480,850
                                                    ==========        ==========
NOTE 3- LOANS PAYABLE

Loans payable at December 31, 2007 and 2006 consists of the following:

                                                          2007           2006
                                                       ---------      ---------
Non-affiliated shareholder, unsecured,
interest at 7%. No installments required.
Principal and accrued interest due
July 2008.                                             $  90,796      $  90,796
Non-affiliated shareholder, unsecured,
interest at 10%. No installments
required.                                                111,320         94,380
Non-affiliated shareholder, unsecured,
Interest at 10%. No installments                          23,456              0
Non-affiliated shareholders(2), unsecured                 85,360              0

Loans payable - current                                  310,932        185,076
                                                       ---------      ---------

Principal, unsecured, no terms of
Repayment, and no interest                               567,607        599,495
                                                       ---------      ---------

Total notes payable                                    $ 878,539      $ 783,671

                                                       ---------      ---------
Less current portion                                    (310,932)      (185,076)
                                                       ---------      ---------
Loans payable non-current                              $ 567,607      $ 599,495
                                                       =========      =========

                              INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE 4- MORTGAGE PAYABLE                                   2007            2006
                                                        ---------        -------
Mortgage payable, seller,
monthly payments of $320
with interest at 7% beginning
September 2002 through
August 2007 and a balloon
payment for the remaining
balance due at August 2007.
This mortgage was retired in 2007
                                                        $       0        $10,413
                                                        =========        =======

NOTE-5 RELATED PARTY TRANSACTION

The Company was liable to an officer of the Company, for unpaid management fees of $25,300. This loan will be retired by issuance of unrestricted common stock in the Company. Related party balances at December 31, 2006 amounted to $18,018.

NOTE-6 COMMITMENTS

(a) Office Space

As of July 1, 2007, the Company leased premises for its head office at 2904 South Sheridan Way, Suite 100, Oakville Ontario, L6J 7L7. The lease executed was for a three year period.

The Company terminated its former lease located at #304 - 201 Broad Street, Mankato, Minnesota. This lease was originally set to expire on September 30, 2008 but the landlord and tenant agreed to terminate the lease in return for a termination fee of $5,000. This was completed and the office was moved to Oakville, Ontario.

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

NOTE-7 CAPITAL STOCK

There were 19,600,700 common shares of capital stock issued during 2007 in return for cash and settlement of debt. The Company has 137,644,476 shares issued and outstanding at December 31, 2007.

Note 8- Stock Option Plan

The Company adopted SFAS 123 "Accounting for Stock-Based Compensation", effective April 1, 2007. Compensation cost for the Company's stock options have been determined in accordance with the fair value based method prescribed as SFAS 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the year ending December 31, 2007. Expected volatility of 86.74%, risk-free interest rate 4%; and an expected life of up to 4 years.

The following summarized the stock options outstanding at the present time:


Equity compensation plans       No. of Securities        Weighted     Weighted
Not approved by              to be issued on exercise average price   Average
shareholders                  Of outstanding options   of options    Fair Value
------------                 -----------------------  ------------- ------------

Outstanding Dec 31, 2006                    0                0            0
Granted                            20,300,000           $0.106        $0.09
Exercised                                   0           $ 0.00        $0.00
Cancelled                                   0           $ 0.00        $0.00

Exercisable                           450,000


Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $446,853. There remains a balance of $554,679 to be expensed over the vesting period of the options.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE 9- GOING CONCERN

The Company is an Exploration Stage Company that incurred a net loss of $2,761,455 for the year ended December 31, 2007 and has an accumulated deficit of $8,151,111 since inception of the Company. Current liabilities exceed current assets by $368,041 and the Company's ability to continue as a going concern is dependent upon its ability to seek additional capital to continue the development of its Bissett Creek Property. The Company is actively seeking additional capital and management believes that the Bissett Creek Property can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

The Company's management believes that it will be able to generate sufficient funds from public or private debt or equity financing for the Company to continue to operate. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10- TRANSLATION OF FOREIGN CURRENCIES

The assets and liabilities of subsidiaries located outside of the United States are translated in U.S. dollars at the rates of exchange at the balance sheet dates. Foreign currency transaction gains or losses are reflected in the results of operations.

NOTE 11 - Comprehensive Loss

Comprehensive loss for the years ended December 31, 2007 and 2006 consisted of the following:

                                                     2007                2006
                                                  ----------         ----------
Net loss                                          (2,761,455         (1,255,584)
Foreign currency translation                        (105,985)                --
                                                  ----------         ----------
                                                  (2,867,440)        (1,255,584)
                                                  ==========         ==========
NOTE 12- INCOME TAXES

The Company has made no provisions for income taxes because the Company has incurred operating losses in all jurisdictions.

Financial Accounting Standards Number 109 (SFAS 109) "Accounting for Income Taxes", requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying the enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing liabilities.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements


The net deferred income tax asset consisted of the following components at December 31, 2007 and 2006:

                                                   2007            2006
                                               -----------     -----------
     Deferred tax asset:
     Net operating loss carry forwards         $ 9,848,093       7,086,638
     Valuation allowance                        (9,848,093)     (7,086,638)
                                               -----------     -----------

     Net deferred income tax asset             $        --     $        --
                                               ===========     ===========

At December 31, 2007, the Company had a net operating loss carry forwards of approximately $9,848,093 for federal income tax purposes. These carry forwards if not utilized to offset taxable income will begin to expire in 2020.