Form 10QSB
period 2008-03-31
INDUSTRIAL MINERALS INC
filed 2008-05-20
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                         FOR QUARTER ENDED March 31, 2008

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

     As of April 30, 2008 the number of shares outstanding of the registrant's only class of common stock was 139,651,749

     Transitional Small Business Disclosure Format (Check one):

                                        Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements  ..............................................1

         Consolidated Balance Sheets as of March 31, 2008
         (unaudited) and December 31, 2007 ..................................2

         Consolidated Statements of Operations (unaudited) for the three month periods ended March 31, 2008 and 2007 and
         for the period November 6, 1996 (date of inception), to March
         31, 2008............................................................3

         Consolidated Statements of Cash Flows (unaudited) for the three month periods ended March 31, 2008 and 2007 and for the period
         November 6, 1996 (date of inception) to March 31, 2008 .............4

         Notes to Consolidated Financial Statements (unaudited) .............5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................11

Item 3.  Controls and Procedures .......................................... 16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................16

Item 2.  Unregistered Sales of Equity Securities and Use of ................17

Item 3.  Defaults upon Senior Securities....................................17

Item 4.  Submission of Matters to a Vote of Security Holders ...............17

Item 5.  Other Information  ................................................17

Item 6.  Exhibits and Reports on Form 8K ...................................17


Signatures..................................................................18

PART I.    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007, included in the Company's Form 10-KSB.

                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2008 and December 31, 2007

                                                              Mar 31,
                                                               2008        December 31
                                                            (Unaudited)       2007
                                                            -----------    -----------
CURRENT ASSETS
     Cash                                                   $    71,926    $   104,236
     Receivables                                                  7,068         18,520
     Deposits                                                    12,414         12,510
                                                            -----------    -----------
        Total Current Assets                                     91,408        135,266

LONG-TERM DEPOSITS                                              230,000        230,000

FIXED ASSETS
     Building and Equipment                                   2,388,876      2,388,876
     Less accumulated depreciation                             (945,826)      (895,366)
                                                            -----------    -----------
                                                              1,443,050      1,493,510
                                                            -----------    -----------

TOTAL ASSETS                                                $ 1,764,458    $ 1,858,776
                                                            ===========    ===========

CURRENT LIABILITIES
     Accounts payable                                       $   288,629    $   114,986
     Accrued interest payable                                    55,872         52,089
     Loans payable - current                                    276,209        310,932
     Due to related party                                        24,332         25,300
                                                            -----------    -----------
        Total Current Liabilities                               645,042        503,307

OTHER LIABILITIES
     Asset retirement obligations                               230,000        230,000
     Loans payable                                              576,298        567,607
                                                            -----------    -----------
                                                              1,451,340      1,300,914
                                                            -----------    -----------
STOCKHOLDERS' EQUITY
     Common stock, 200,000,000 shares authorized, $0.0001
        par value; 139,651,749 and 137,644,476 shares
        issued and outstanding, respectively                     13,962         13,761
     Additional paid-in capital                               9,080,600      8,801,197
     Common stock subscriptions                                      --            --
     Accumulated Other Comprehensive Loss                      (105,985)      (105,985)
     Deficit accumulated during exploration stage            (8,675,459)    (8,151,111)
                                                            -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY                                 313,118        557,862
                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,764,458    $ 1,858,776
                                                            ===========    ===========

           See accompanying notes to consolidated financial statements


                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited) Three Month periods ended March 31, 2008 and 2007 and from November 6, 1996 (date of inception) to March 31, 2008

                                                                                         Period from
                                                                                         November 6,
                                                                                            1996
                                                                                         Inception of
                                                            Three Months Ended        Exploration Stage)
                                                               March 31,                    To
                                                     -----------------------------        March 31,
                                                         2008            2007               2008
                                                     -------------    -------------    -------------
REVENUE                                              $          --    $          --    $      19,337
                                                     -------------    -------------    -------------
EXPENSES
      Cost of Revenue                                           --               --           86,901
      Professional fees                                     86,892           25,300        1,641,582
      Royalty fees                                          13,139           12,119          138,517
      Depreciation and amortization                         50,461           57,667        1,028,099
      Impairment of long-lived assets                           --               --          582,176
      Loss on disposal of assets                                --           11,920           66,171
      Stock compensation expense                            94,403               --          541,256
      Management fees and salaries                         205,032           16,159        2,300,816
      General exploration expense                           40,806               --          459,405
      Other general and administrative                      80,927           66,670        4,685,657
                                                     -------------    -------------    -------------
          TOTAL EXPENSES                                   571,660          189,835       11,530,580
                                                     -------------    -------------    -------------

LOSS FROM OPERATIONS                                      (571,660)        (189,835)     (11,511,243)

OTHER INCOME (EXPENSE)
      Interest income                                           --               --            3,172
      Gain from extinguishment of debt                          --               --        1,047,634
      Foreign currency gain (loss)                          47,313               --           87,403
      Other income                                              --               --              594
                                                     -------------    -------------    -------------
          TOTAL OTHER INCOME                                47,313               --        1,138,803

LOSS FROM OPERATIONS                                      (524,347)        (189,835)     (10,372,440)

INCOME TAXES                                                    --               --               --
                                                     -------------    -------------    -------------

NET LOSS                                                  (524,347)        (189,835)     (10,372,440)
                                                     =============    =============    =============

      NET LOSS PER SHARE, BASIC AND DILUTED          $       (0.00)   $       (0.01)
                                                     =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
      STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     138,145,668      118,043,776
                                                     =============    =============


          See accompanying notes to consolidated financial statements

                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
          Three Month periods ended March 31, 2008 and 2007 and for the period from November 6, 1996 (Date of Inception) to March 31, 2008

                                                                                                Period from
                                                                                                November 6,
                                                                                                  1996
                                                                                               (Inception of
                                                                    Three Months Ended       Exploration Stage)
                                                                        March 31,                   To
                                                               ----------------------------      March 31,
                                                                 2008             2007             2008
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $   (524,347)   $   (189,835)   $(10,372,440)
     Adjustments to reconcile net loss
        to net cash used by operating activities:
             Depreciation                                            50,461          57,667       1,019,807
             Provision for bad debts                                     --              --          49,676
             Stock issued for services                               94,403              --       1,598,479
             Impairment of long-lived assets                             --              --         297,882
             Loss on disposal of assets                                  --          11,920          66,170
             Gain on extinguishment of debt                              --              --      (1,047,634)
             Changes in:
                 Receivables                                         11,452              --         (11,237)
                 Inventory                                               --              --          (5,527)
                 Prepaid expenses                                        --              --            (540)
                 Deposits                                                97              --         (12,413)
                 Accounts payable and accrued expenses              199,794           5,081         156,352
                 Accrued interest payable                             3,783          10,768         324,154
                 Due to related parties                                  --          18,421         659,906
                                                               ------------    ------------    ------------
     Net cash used in operating activities                         (164,357)        (85,978)     (7,277,365)

CASH FLOWS FROM INVESTING ACTIVITY
        Purchase of building and equipment                               --              --      (2,134,347)
        Investment in Multiplex                                          --              --         (75,000)
        Acquisition of goodwill                                          --              --        (149,057)
        Loan to related party                                            --              --         (50,000)
        Loan repayments                                                  --              --           4,493
        Long-term deposits                                               --              --        (159,600)
        Proceeds from sale of assets                                     --          18,080          18,080
                                                               ------------    ------------    ------------
     Net cash used in investing activities                               --          18,080      (2,545,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from sale of common stock                      185,200              --       4,447,267
        Net proceeds from loans payable                                  --          79,434       7,272,185
        Loan repayments                                              (5,839)             --      (1,777,556)
        Proceeds from mortgage                                           --              --          17,000
        Principal payments on mortgage                                   --            (417)        (17,000)
        Cash acquired in acquisition of Peanut Butter &
        Jelly, Inc.                                                      --              --             140
                                                               ------------    ------------    ------------
     Net cash provided by financing activities                      179,361          79,017       9,942,036
                                                               ------------    ------------    ------------

Effect of exchange rate changes on cash and cash equivalents        (47,313)             --        (47,313)

NET INCREASE (DECREASE) IN CASH                                     (32,310)         11,119         71,927

Cash, beginning of period                                           104,236           6,759              --
                                                               ------------    ------------    ------------

Cash, end of period                                            $     71,927    $     17,878    $     71,927
                                                               ============    ============    ============




SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                             $         --    $     10,332    $      4,524
                                                               ============    ============    ============
     Income taxes paid                                         $         --    $         --    $         --
                                                               ============    ============    ============
     Non-cash investing and financing activities:
        Shares issued for debt                                           --              --      11,437,279
                                                               ============    ============    ============

        Shares issued for investment                                     --              --         200,030
                                                               ============    ============    ============

        Shares issued for accrued interest                               --              --         651,702
                                                               ============    ============    ============

        Long term deposits financed by accounts payable                  --              --          70,400
                                                               ============    ============    ============

     Property costs financed by issuance of common stock                 --              --          30,000
                                                               ============    ============    ============

     Equipment financed by:
        Accounts payable                                                 --              --         200,000
                                                               ============    ============    ============
        Issuance of common stock                                         --              --           5,000
                                                               ============    ============    ============

          See accompanying notes to consolidated financial statements

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
          Notes to Consolidated Financial Statements Three month period ended March 31, 2008 and 2007

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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currencies of our subsidiaries), as well as their effect on the dollar denominated inter-company obligations between us and our foreign subsidiaries. All inter-company balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended March 31, 2008 and 2007, we recognized foreign currency gain of $47,313 and nil, respectively.

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2007.

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

Recently Issued Accounting Standards
------------------------------------
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS) NO.157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. Adoption of SFAS 157 did not have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement NO. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 14, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. Adoption of SFAS 157 did not have a material effect on the Company's financial statements.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2008, the Company had a negative working capital of $553,634, recurring losses, and an accumulated deficit of $8,675,459 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three month period ended March 31, 2008 and 2007. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2007.

FINANCING

During the three-month period ending March 31, 2008 the Company has been able to secure equity financing in the amount of $185,200, from non-affiliated shareholders.

NOTE 5 - RECLASSIFICATION

Certain amounts in prior year financial statements have been reclassified to conform to the current year information.

NOTE 6 - COMMON STOCK OPTIONS AND WARRANTS

The Board of Directors have authorized creation of a stock option plan and the issuance of options in the amount of 19,300,000 shares at various prices and for periods of one to four years. The purpose of the Plan is to advance the business and development of the Company and its shareholders by enabling employees, officers, directors, and independent contractors or consultants of the Company the opportunity to acquire a proprietary interest in the Company from the grant of options to such persons under the Plans' terms. The Plans provide that the Company's board of directors may exercise its discretion in awarding options under the Plan and to determine the per share option price for the stock subject to each option.

The Company adopted SFAS 123, "Accounting for Stock-Based Compensation", effective April 1, 2007. Compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed is SFAS 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option granted during the three months ended March 31, 2008: expected volatility of 88%; risk-free interest rate ranging from 4.93% to 5.18%; and an expected of up to 6 years.

In April 2007, the Company granted 4,000,000 stock options to a Director, vesting over 4 years at 1,000,000 per annum, starting April 3, 2008. The exercise price of these stock options is to be determined at market price on the date the stock options vest. These stock options expire 2 years from the vesting date of each 1,000,000 amount, thus 1,000,000 stock options will expire on April 2, 2010 through to April 2, 2013.

The Company also granted 1,000,000 stock options to a second Director, vesting over 4 years at 250,000 per annum, starting April 3, 2008. The exercise price of those stock options is to be determined at market price on the date the stock options vest. These stock options expire 2 years from the vesting date of each 250,000 amount, thus 250,000 stock options will expire on April 2, 2010 through to April 2, 2013.

An Officer/Director was granted 2,000,000 stock options, vesting over 4 years at 500,000 stock options per year starting April 3, 2008 exercisable at a price of $0.10 per share. These stock options expire 2 years from the vesting date of each 500,000 amount, thus 500,000 stock options will expire on April 2, 2010 through to April 2, 2013.

In April 2007, the Company also granted a total of 12,000,000 stock options to two Officers and an advisor. The 12,000,000 stock options that were granted to two Officers and an advisor (4,000,000 each) vest over 3 years, in an amount of 1,333,333 per annum for each of the three officers, exercisable at a price of $0.10 per share. These stock options expire 2 years from the vesting date of each 1,333,000 amount, thus 1,333,333 stock options will expire on April 2, 2010 through to April 2, 2012.

Subsequent to the grant date, the Company and the advisor mutually agreed to reduce his stock option entitlement from 4,000,000 stock options to 2,000,000 stock options; those stock options are to vest over 3 years in an amount of 666,667 per annum. The final 666,667 stock options for that officer expire April 2, 2012.

On January 31, 2008, a second officer who had been granted 4,000,000 of the above 12,000,000 stock options terminated his employment with the Company. The Company agreed to vest 1,100,000 of those stock options on April 3, 2008; the remaining 2,900,000 stock options were cancelled.

In April 2007, an Officer of the Company was granted 1,200,000 stock options exercisable at a price of $0.20 per share. 200,000 of these options fully vested on July 1, 2007, and expire on July 1 2009. An additional 1,000,000 stock options vest on July 1, 2008 and expire on June 30, 2010.

In June 2007, the Chief Financial Officer was granted 250,000 stock options that vested on June 30, 2007 exercisable at a price of $0.10 per share. These stock options were granted as settlement for a debt owed by the Company to the CFO in the amount of $25,000. These stock options expire June 29, 2009.

In July 2007, an advisor to the Company was granted 1,250,000 stock options exercisable at $0.20 per stock. 250,000 of these options vested fully on July 1, 2007 and expire in 2 years on June 30, 2009. The vesting of the remaining 1,000,000 stock options are conditional on the achievement of performance milestones, and expire 2 years from the date on which the vesting milestones are achieved.

In July 2007, a second advisor to the Company was granted 750,000 stock options exercisable at $0.20 per share. These stock options vest over 3 years commencing July 1, 2008 in an amount 250,000 per annum, and expire 2 years after their vesting date; thus 250,000 stock options expire on June 30, 2010 through to June 30, 2013. On February 18, 2008, this advisor terminated his employment with the Company. All of these stock options were cancelled on that date.

On January 29, 2008, an officer was granted 2,000,000 stock options exercisable at $0.15 per share. These stock options vest over 3 years commencing April 3, 2008 in an amount 666,667 per annum, and expire 2 years after their vesting date; thus 666,667 stock options will expire on April 2, 2010 through to April 2, 2013.

On January 29, 2008, an advisor to the Company was granted 500,000 stock options exercisable at $0.15 per share. These stock options vest over 3 years commencing April 3, 2008 in an amount 166,667 per annum, and expire 2 years after their vesting date; thus 166,667 stock options will expire on April 2, 2010 through to April 2, 2013.

As at March 31, 2008, the total stock options granted and outstanding were 19,300,000, of which 700,000 are vested and exercisable.

The following table summarizes stock option activity for the three months ended March 31, 2008:


                               Number of securities to be    Weighted-average     Weighted
Equity compensation plans                issued               exercise price       Average
 not approved by security           upon exercise of          of outstanding        Fair
         holders                   outstanding options           options            Value
---------------------------    ----------------------------  -----------------    --------
Outstanding Dec 31, 2007                        20,450,000       $  0.106           $0.09
Granted                                          2,500,000       $  0.15            $0.05
Exercised                                                0       $  0.00            $0.00
Cancelled or expired                            (3,650,000)      $  0.12            $0.07
                               ----------------------------                       --------
Total                                           19,300,000
                               ============================
                                                   700,000
Exercisable

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the three months ending March 31, 2008 of 94,403. There remains a balance of $387,918 to be expensed over the vesting period of the options.

As at March 31, 2008, there are 8,690,000 warrants to acquire common shares of the Company outstanding.

910,000 warrants, entitling the owner to acquire a share of common stock at $0.10 per share on or before April 3, 2009, were issued in June 2007 as part of a private placement with a single investor.

5,000,000 warrants, entitling the owner to acquire an additional share of common stock at $0.05 per share on or before April 3, 2008, were issued in June 2007 as part of a private placement with a single investor.

500,000 broker warrants, entitling the owner to acquire a share of common stock at $0.16 per share on or before April 27, 2009, were issued in July 2007 as part of a private placement arranged by Wellington West Capital Inc.

500,000 broker warrants, entitling the owner to acquire a share of common stock at $0.17 per share on or before October 17, 2009, were issued in October 2007 as part of a private placement arranged by Wellington West Capital Inc.

1,780,000 warrants, entitling the owner to acquire a share of common stock at $0.15 per share on or before March 10, 2010 were issued in March 2008 as part of a private placement with five investors.

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

NOTE 8 - SUBSEQUENT EVENT

On April 4, 2008, the Board of Directors of the Company voted to terminate Robert Dinning as the Chief Financial Officer of the Company. Pursuant to the terms of Mr. Dinning's employment agreement, he is entitled to receive an amount equal to his base salary for a twelve month period, paid in accordance with the Company's standard payroll procedures. Mr. Dinning will remain as a director of the Company.

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

     Mr. Old is a graduate in Business and Marketing from Sheridan College and has spent his career in sales and marketing, primarily in packaged goods. Mr. Old was responsible for development of marketing and sales strategies that reflect the needs of customers and leverage the Company's production and refining capabilities. Mr. Old resigned his employment with the Company on January 31, 2008.

     Mr. Paul Hynek assumed the role of Chairman of the Advisory Board. Mr. Hynek has an extensive background in large scale mining projects and was formerly with Inco. Mr. Hynek was joined on the advisory board by David Michaud, as Senior Metallurgical Advisor. Mr. Michaud, who holds a degree in Mining Engineering, has more than 15 years of experience in mine and mill design, including operations in Canada and South America. Mr. Michaud resigned from the advisory board on February 18,2008.

     On April 4, 2008, the Board of Directors of the Company voted to terminate Robert Dinning as the Chief Financial Officer of the Company. Mr. Dinning will remain as a director of the Company. Patrick Michaud was appointed as the Company's Chief Financial Officer as of April 7, 2008.

     The Company signed a contract with Geostat International Inc on May 22, 2007 regarding the preparation of a technical report NI-43101 on the Bissett Creek Project. The Geostat work program included a site visit and independent certification of resources, estimation of resources and classification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, and an assessment of the mill and processing procedures, the market, the Capex, and related operating costs. The process included the drilling of an additional 6 holes for just under 300 meters in order to assist in verification of previously obtained data. The specific drill targets have been determined by Geostat following their review of the original drill target data prepared by Kilborn Engineering. These samples have been analyzed for verification and validation of the graphite ore zones. The report was finalized and filed with the regulatory authorities on December 27, 2007.

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

     During the quarter ending March 31, 2008, the new management team significantly increased its presence at the mine site, including various meetings with Knight-Piesold (environmental consulting firm) to review and update environmental monitoring requirements under the Mine Closure Plan
(MCP), initial meetings with the area First Nations communities (Algonquin)including an inter-ministerial meeting to work towards a memorandum of understanding between the Company, Government agencies, and First Nations leaders, general site cleaning, building repairs, and commencement of construction of a lab facility in anticipation of installation of a pilot plant.

     The Company is completing plans to install a one (1) metric ton per hour pilot plant which is expected to be on site and available by spring of 2009. The pilot plant will assist in establishing protocols for sampling, sizing, flows, reagent consumption as well as areas of possible bottlenecks. By using a flexible flow sheet initially in a pilot plant, the Company hopes to develop a fixed flow sheet for the full size plant. The Company will also have product samples available in the summer of 2009 to provide prospective customers with a reproducible product for testing purposes.

     The flow sheet design is currently being reviewed by consultants, and was finalized in December 2007.

     The Company has also completed a comprehensive program of metallurgical testing to identify the key liberation and classification characteristics of the ore body. This review included a general review of existing dry process at Bissett Creek and existing processes used elsewhere for the liberation and extraction of graphite. The dry process has many shortcomings which would require a complete reengineering and rebuild at great risk to stakeholders whereas the froth flotation system is used extensively elsewhere in the world and is proven. The Company selected Process Research Ortech (Mississauga Ontario) and Actlabs (of Ancaster Ontario) as its processing and assaying entities. Both were approved by Geostat and they provided the necessary data for the completion of the NI 43101 that was been prepared by Geostat. The positive preliminary assessment was completed and filed with Sedar on December 27, 2007.

     Effective August 1, 2007, the Company executed a three year lease and moved into new corporate headquarters, located at 2904 South Sheridan Way, Suite 100, Oakville Ontario, Canada, L6J 7L7. It previously occupied premises in Toronto, Ontario, on a month-to-month basis.

RESULTS OF OPERATIONS

The Company had no revenues for the three months ending March 31, 2008. The Company continues as an Exploration Stage Company and will not have revenues until a proposed feasibility study is completed, a determination is made as to the method of production, and the Company acquires the necessary equipment to commence production. The Company expects to have a pilot plant installed by the spring of 2009 which will allow them to test its proposed flow sheet and provide necessary samples for prospective customers.

During the quarter ending March 31, 2008, the Company completed two private Placements for resulting in net proceeds to the Company of $185,200.

The first private placement was completed on February 26, 2008 with one accredited investor at a price of $0.11 per share for net proceeds of $25,000. This financing resulted in the issuance of 227,273 common shares. The second private placement was completed on March 10, 2008 with five accredited investors, at a price of $0.09 per share for net proceeds of $160,200. This financing resulted in the issuance of 1,780,000 common shares plus 1,780,000 warrants exercisable at $0.15 per share up to March 10, 2010. With respect to the unregistered sales made, the Company relied on Section 4(2) of The Securities Act of 1933, as amended and Regulation S.

For the three months ending March 30, 2008, expenses amounted to $571,660 compared to $189,835 for the three months ending March 31, 2007. In addition to this, currency fluctuations for the year to date have resulted in a foreign exchange gain in the three months ending March 31, 2008 of $47,313. There were no foreign exchange adjustments in the comparable period for 2007.

Professional fees increased to $86,892 for the three months ended March 31, 2008 vs. $25,300 in the three months ending March 31, 2007 due to greater legal fees incurred in connection with statutory filings and general corporate matters. Other expenses increased significantly as a result of the addition of new operating management and mine site personnel. Management fees and salaries increased to $205,032 vs. $16,159, as the Company added technical, marketing and financial personnel to the executive team previously announced and greatly increased its expenditures at the site with the addition of new personnel. Operations had been dramatically reduced in the previous year as the Company lacked funding to undertake a significant program.

For the three months ending March 31, 2008 stock compensation expense amounted to $94,403 as a result of options approved by the Board of Directors for directors, officers and consultants. There was no stock compensation expense in the three months ending March 31, 2007. Stock compensation expense in total amounts to $482,321 and this is being amortized over the life period of the stock options. This life period varies between 24 and 60 months. There were no stock compensation expenses in the comparative periods for March 31, 2007.

General exploration expenses in the quarter ending March 31, 2008 of $40,806 vs.nil for the three month period ending March 31, 2007 reflecting an increase in activity at the mine site.

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

The Company currently has 4 full time employees and it contracts with 2 technical personnel and 1 financial executive for ongoing services.

The Company will continue the use of outside professional consultants as it continues its mineralogical assessment and its development of a detailed mineralogy study. This study is nearing completion and the Company expects to complete its pilot plant setup by early spring 2009 wherein it can carry out detailed tests to confirm its flow sheet proposal. Experienced international consultants from the mining industry will be used where necessary.

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

For the three months ended March 31, 2008, the Company incurred a loss of $524,347 vs. a loss of $189,835 for the three months ended March 31, 2007. While the Company has been successful in arranging necessary private placement financing over the past 18 months, the Company cautions that until it has completed its feasibility study and Baseline Mineralogical Assessment, including the NI 43101 report, there is no assurance that a commercially viable mineral deposit exists on the property, and that further exploration may be required before a final evaluation as to any economic and legal feasibility is determined. The Company expects to receive a draft NI 43101 report in early November 2007 which will dictate the program necessary to proceed to a production model.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had cash on hand in the amount of $71,926 compared to $104,236 at December 31, 2007. The Company received an additional $185,200 in February and March 2008 with the closing of two private placements. In addition to cash on hand, the Company has a receivable of $7,068 which results from taxes recoverable.

The Company also has a $10,000 deposit on a fuel tank located at the mine site in Bissett Creek, and a deposit of $2,414 representing the last month's rent on its facilities in Oakville, Ontario. The Company has entered into a new lease of premises located at 2904 South Sheridan Way, Suite #100, Oakville Ontario, Canada, L6J 7L7. The lease is for a period of 3 years at a monthly rate of $2,480 in Canadian dollars.

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

The Company has accounts payable of $288,629 at March 31, 2008 vs. $114,986 at March 31, 2007. Accrued interest payable of $55,872 is outstanding at March 31, 2008. This pertains to accruals on loans payable of $90,796 and $11,868, due within one year as well as a loan of $107,056, which is also due.

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

Loans payable of $276,209 include loans to two parties which have promissory notes with interest of 7% on $90,796 and interest of 10% on $107,056. These loans are currently due and arrangements are being negotiated for an orderly retirement of this debt.

The Company has non-current loans of $576,298 as at March 31, 2008. This includes loans from non affiliated parties in the amount of $367,390 which have no specific terms of repayment. The balance of $208,908 includes loans and fees that will be paid out on an orderly basis. These loans are due to former officers of the Company and have assisted the Company in financing its current deficit and in retiring current liabilities outstanding. The Company intends to obtain additional financing either by way of private placements, loans, or a combination of both from shareholders and other interested parties to retire outstanding debt, and finance its operations over the next twelve months. While the Company intends to procure these private placements and/or loans, there is no assurance that the Company will be successful in its attempt to obtain said funding.

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

On or about March 31, 2008, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

On April 23, 2008, the State of Washington dismissed the case for lack of jurisdiction.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending March 31, 2008, the Company completed two private placements for net proceeds of $185,200. The first private placement was completed on February 26, 2008 with one accredited investor at a price of $0.11 per share for net proceeds of $25,000. This financing resulted in the issuance of 227,273 common shares. The second private placement was completed on March 10, 2008 with five accredited investors, at a price of $0.09 per share for net proceeds of $160,200. This financing resulted in the issuance of 1,780,000 common shares plus 1,780,000 Warrants, exercisable at $0.15 per share up to March 10, 2010.

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

     Form 8-K Report filed on February 19, 2008
     Form 8-K Report filed on April 17, 2008

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2008                 INDUSTRIAL MINERALS, INC.

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

Dated: May 14, 2008               INDUSTRIAL MINERALS, INC.

                                  By: /s/ Patrick Michaud
                                      -----------------------------------------
                                      Patrick Michaud Chief Financial Officer