Form 10QSB
period 2008-06-30
INDUSTRIAL MINERALS INC
filed 2008-08-14
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         FOR QUARTER ENDED June 30, 2008

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

     As of August 5, 2008 the number of shares outstanding of the registrant's only class of common stock was 140,318,416

     Transitional Small Business Disclosure Format (Check one):

                                 Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1

         Consolidated Balance Sheets as of June 30, 2008 (unaudited)
         and December 31, 2007.................................................2

         Consolidated Statements of Operations (unaudited) for the
         three and six month periods ended June 30, 2008 and 2007 and for the period November 6, 1996 (date of inception), to June
         30, 2008..............................................................3

         Consolidated Statements of Cash Flows (unaudited) for the
         six month periods ended June 30, 2008 and 2007 and for the period November 6, 1996 (date of inception) to June 30, 2008..........4

         Notes to Consolidated Financial Statements (unaudited)................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................11

Item 3.  Controls and Procedures .............................................17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................17

Item 2.  Unregistered Sales of Equity Securities and Use of ..................18

Item 3.  Defaults upon Senior Securities......................................18

Item 4.  Submission of Matters to a Vote of Security Holders .................18

Item 5.  Other Information....................................................18

Item 6.  Exhibits and Reports on Form 8K .....................................18

Signatures....................................................................19

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


                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                       June 30, 2008 and December 31, 2007


                                                              June 30      December 31
                                                                2008          2007
                                                            (Unaudited)
                                                            -----------    -----------
CURRENT ASSETS
     Cash                                                   $   152,592    $   104,236
     Receivables                                                  9,083         18,520
     Prepaid expenses                                                --             --
     Deposits                                                    12,525         12,510
                                                            -----------    -----------
          Total Current Assets                                  174,200        135,266

LONG-TERM DEPOSITS                                              230,000        230,000

FIXED ASSETS
     Building and Equipment                                   2,388,876      2,388,876
     Less accumulated depreciation                             (996,287)      (895,366)
                                                            -----------    -----------
                                                              1,392,588      1,493,510
                                                            -----------    -----------

TOTAL Assets                                                $ 1,796,788    $ 1,858,776
                                                            ===========    ===========

CURRENT LIABILITIES
     Accounts payable                                       $   345,114    $   114,986
     Accrued interest payable                                    58,490         52,089
     Loans payable - current                                    250,737        310,932
     Due to related party                                        52,682         25,300
     Customer Deposit                                            50,900             --
     Unissued Share Liability                                   175,000             --
                                                            -----------    -----------
          Total Current Liabilities                             932,923        503,307

OTHER LIABILITIES
     Asset retirement obligations                               230,000        230,000
     Accrued interest payable                                        --             --
     Loans payable                                              624,819        567,607
                                                            -----------    -----------
                                                              1,787,742      1,300,914
                                                            -----------    -----------

STOCKHOLDERS' EQUITY
     Common stock, 200,000,000 shares authorized, $0.0001
          par value; 140,318,416 and 137,644,476 shares
          issued and outstanding, respectively                   14,029         13,761
     Additional paid-in capital                               9,149,220      8,801,197
     Common stock subscriptions                                 175,000             --
     Accumulated other comprehensive income                    (105,985)      (105,985)
     Deficit accumulated during exploration stage            (9,048,218)    (8,151,111)
                                                            -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY                                 184,046        557,862
                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,796,788    $ 1,858,776
                                                            ===========    ===========

           See accompanying notes to consolidated financial statements


                            INDUSTRIAL MINERALS, INC
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Unaudited) Three and Six Month periods ended
                 June 30, 2008 and 2007 and for the period from
             November 6, 1996 (date of inception) to June 30, 2008

                                                                                                                Period
                                                                                                                 from
                                                                                                              November 6,
                                                                                                                 1996
                                                                                                              (Inception
                                                                                                                  of
                                                          Three Months Ended             Six Months Ended     Exploration
                                                               June 30,                      June 30,          Stage) To
                                                      -------------------------- --------------------------     June 30,
                                                          2008         2007          2008          2007           2008
                                                      ------------  ------------ ------------  ------------   ------------
REVENUE                                                         --            --           --            --   $     19,337
                                                      ------------  ------------ ------------  ------------   ------------
EXPENSES
       Cost of Revenue                                          --            --           --            --         86,901
       Professional fees                                    20,533        13,047      107,425        38,347      1,662,115
       Royalty fees                                            604           580       13,743        12,699        139,121
       Depreciation and amortization                        50,461        55,525      100,922       113,192      1,078,560
       Impairment of long-lived assets                          --            --           --            --        582,176
       Loss on disposal of assets                               --            --           --        11,920         66,171
       Stock compensation expense                           31,187       146,727      125,590       146,727        572,443
       Management fees and salaries                        172,091       633,537      377,123       649,696      2,472,907
       General exploration expense                           1,749            --       42,555            --        461,154
       Other general and administrative                     53,976       184,807      134,903       251,477      4,739,633
                                                      ------------  ------------ ------------  ------------   ------------
           TOTAL EXPENSES                                  330,601     1,034,223      902,261     1,224,058     11,861,181
                                                      ------------  ------------ ------------  ------------   ------------

LOSS FROM OPERATIONS                                       330,601     1,034,223      902,261     1,224,058     11,841,844

OTHER INCOME (EXPENSE)
       Interest income                                          --            --           --            --          3,172
       Gain from extinguishment of debt                         --            --           --            --      1,047,634
       Foreign currency gain (loss)                        (42,157)           --        5,156            --        (34,935)
       Other income                                             --            --           --            --            594
                                                      ------------  ------------ ------------  ------------   ------------
           TOTAL OTHER INCOME                              (42,157)           --        5,156            --      1,016,465
                                                      ------------  ------------ ------------  ------------   ------------

LOSS FROM OPERATIONS                                       372,758     1,034,223      897,105     1,224,058     10,745,198

INCOME TAXES                                                    --            --           --            --             --
                                                      ------------  ------------ ------------  ------------   ------------

NET LOSS                                                   372,758     1,034,223      897,105     1,224,058     10,745,198
                                                      ============  ============ ============  ============   ============


       NET LOSS PER SHARE, BASIC AND DILUTED                (0.01)        (0.00)       (0.01)        0.01
                                                      ============  ============ ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
       STOCK SHARES OUTSTANDING, BASIC AND DILUTED:    139,754,771   121,599,045  138,998,977   119,831,232
                                                      ============  ============ ============  ============

           See accompanying notes to consolidated financial statements


                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Period
                                                                                                   from
                                                                                                November 6,
                                                                                                   1996
                                                                                                (Inception
                                                                                                    of
                                                                                                Exploration
                                                                      Six Months Ended          Stage) To
                                                                          June 30                June 30,
                                                                   2008             2007           2008
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $   (897,105)   $ (1,224,058)   $(10,745,198)
     Adjustments to reconcile net loss
         to net cash used by operating activities:
              Depreciation                                          100,922         113,192       1,070,268
              Provision for bad debts                                    --              --          49,676
              Stock issued for services                             138,090         584,867       1,642,166
              Impairment of long-lived assets                            --              --         297,882
              Loss on disposal of assets                                 --          11,920          66,170
              Gain on extinguishment of debt                             --              --      (1,047,634)
              Changes in:
                 Receivables                                          9,437          (6,154)        (13,252)
                 Inventory                                               --              --          (5,527)
                 Prepaid expenses                                        --              --            (540)
                 Deposits                                               (15)             --         (12,525)
                 Accounts payable and accrued expenses              238,289         (36,823)        194,847
                 Accrued interest payable                             6,401          (2,005)        326,771
                 Customer deposit                                    50,900              --          50,900
                 Due to related parties                              27,232           8,731         687,138
                                                               ------------    ------------    ------------
     Net cash used in operating activities                         (325,849)       (403,603)     (7,438,858)
                                                               ------------    ------------    ------------
     Cash flows from investing activities:
         Purchase of building and equipment                              --              --      (2,134,346)
         Investment inMultiplex                                          --              --         (75,000)
         Acquisition of goodwill                                         --              --        (149,057)
         Loan to related party                                           --              --         (50,000)
         Loan repayments                                                 --              --           4,493
         Long-term deposits                                              --              --        (159,600)
         Proceeds from sale of assets                                    --          18,080          18,080
                                                               ------------    ------------    ------------
     Net cash used in investing activites                                --          18,080      (2,545,430)
                                                               ------------    ------------    ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

         Net proceeds from sale of common stock                     385,200         374,333       4,647,267
         Net proceeds from loans payable                                 --          68,801       7,272,185
         Loan repayments                                             (5,839)             --      (1,777,556)
         Proceeds from mortgage                                          --              --          17,000
         Principal payments on mortgage                                  --            (894)        (17,000)
         Cash acquired in acquisition of Peanut Butter &
         Jelly, Inc.                                                     --              --             140
                                                               ------------    ------------    ------------
     Net cash provided by financing activities                      379,361         442,240      10,195,792
                                                               ------------    ------------    ------------

Effect of exchange rate changes on cash and cash equivalents         (5,156)             --          (5,156)

NET INCREASE (DECREASE) IN CASH                                      48,356          56,718         152,592


Cash, beginning of period                                           104,236           6,759              --
                                                               ------------    ------------    ------------


Cash, end of period                                            $    152,592    $     63,477    $    152,592
                                                               ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Interest paid                                             $         --    $         --    $      4,524
                                                               ============    ============    ============
     Income taxes paid                                         $         --    $         --    $         --
                                                               ============    ============    ============

     Non-cash investing and financing activities:
         Shares issued for debt                                          --              --      11,437,279
                                                               ============    ============    ============

         Shares issued for investment                                    --              --         200,030
                                                               ============    ============    ============

         Shares issued for accrued interest                              --              --         651,702
                                                               ============    ============    ============

         Long term deposits financed by accounts payable                 --              --          70,400
                                                               ============    ============    ============

     Property costs financed by issuance of common stock                 --              --          30,000
                                                               ============    ============    ============
     Equipment financed by:
         Accounts payable                                                --              --              --
         Issuance of common stock                                        --              --         200,000
                                                               ------------    ------------    ------------

                                                                         --              --           5,000
                                                               ============    ============    ============

           See accompanying notes to consolidated financial statements

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
          Notes to Consolidated Financial Statements Six month period ended June 30, 2008 and 2007

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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currencies of our subsidiaries), as well as their effect on the dollar denominated inter-company obligations between us and our foreign subsidiaries. All inter-company balances are revolving in nature and we do not deem them to be long-term balances. For the six months ended June 30, 2008 and 2007, we recognized foreign currency gain of $5,156 and nil, respectively.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2008, the Company had a negative working capital of $758,723, recurring losses, and an accumulated deficit of $9,048,218 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the six month period ended June 30, 2008 and 2007. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2007.

FINANCING

During the six-month period ending June 30, 2008 the Company has been able to secure equity financing in the amount of $385,200, from non-affiliated shareholders. This includes $175,000 in subscriptions at June 30, 2008 where the stock is being issued subsequent to June 30, 2008.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option granted during the six months ended June 30, 2008: expected volatility of 88%; risk-free interest rate ranging from 4.93% to 5.18%; and an expected term of up to 6 years.

In April 2007, the Company granted 4,000,000 stock options to a Director, vesting over 4 years at 1,000,000 per annum, starting April 3, 2008. The exercise price of these stock options is to be determined at market price on the date the stock options vest. The price at April 3, 2008 was $0.07 per share. This vested stock option of 1,000,000 will expire on April 2, 2010. The balance of the stock options will be cancelled as this director resigned June 20, 2008.

The Company also granted 1,000,000 stock options to a second Director, vesting over 4 years at 250,000 per annum, starting April 3, 2008. The exercise price of those stock options is to be determined at market price on the date the stock options vest. The price at April 3, 2008 was $0.07 per share. This vested stock option of 250,000 will expire on April 2, 2010. The balance of the stock options will be cancelled as this director resigned July 9, 2008.

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

On June 12, 2008, a third officer who had been granted 4,000,000 of the above 12, 000,000 stock options terminated his employment with the Company. Under terms of his agreement, the Company will vest 1,333,333 of the stock options and the remaining 2,666,667 stock options will be cancelled.

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

As at June 30, 2008, the total stock options granted and outstanding were 12,633,333, of which 6,299,999 are vested and exercisable.

The following table summarizes stock option activity for the six months ended June 30, 2008:



                               Number of securities to be    Weighted-average     Weighted
Equity compensation plans                issued               exercise price       Average
 not approved by security           upon exercise of          of outstanding        Fair
         holders                   outstanding options           options            Value
---------------------------    ----------------------------  -----------------    --------
Outstanding Dec 31, 2007                20,450,000              $  0.106           $0.09
Granted                                  2,500,000              $  0.15            $0.05
Exercised                                        0              $  0.00            $0.00
Cancelled or expired                   (10,316,667)             $  0.12            $0.07
                               ----------------------------     --------
Total                                   12,633,333
                               ============================
Exercisable                              6,299,999


Using the Black-Scholes option pricing model, the Company had stock compensation expense for the six months ending June 30, 2008 of 125,590. There remains a balance of $356,731 to be expensed over the vesting period of the options.

As at June 30, 2008, there are 3,690,000 warrants to acquire common shares of the Company outstanding.

910,000 warrants, entitling the owner to acquire a share of common stock at $0.10 per share on or before April 3, 2009, were issued in June 2007 as part of a private placement with a single investor.

5,000,000 warrants, entitling the owner to acquire an additional share of common stock at $0.05 per share on or before April 3, 2008, were issued in June 2007 as part of a private placement with a single investor. These were never exercised and expired April 3, 2008.

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

NOTE 8 - SUBSEQUENT EVENT

On July 9, 2008, William Booth resigned as a director of the Company. This followed the resignation of William Thomson on June 20, 2008 as Chairman and Director and David Wodar, on June 12, 2008 as President. New directors were appointed - Chris Crupi,C.A. and Gregory Bowes, who were appointed to the Board of Directors on June 23, 2008. They joined Robert Dinning C.A. who was reappointed CFO and interim CEO of the Company.

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

     During the quarter ending June 30, 2008, Mr. William Thomson resigned as Chairman and Director of the Company, effective June 20, 2008. In addition to this, Mr. David Wodar, President and CEO, resigned on June 12, 2008.

     On June 23, 2008, Mr. Chris Crupi C.A. and Mr. Gregory Bowes joined the Board of Directors. Mr. Robert Dinning C.A. continued as a director and was reappointed CFO of the Company and Interim CEO.

     On July 9, 2008, Mr. William Booth resigned as a director of the Company.

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

     During the quarter ending June 30, 2008, the management team significantly increased its presence at the mine site, including various meetings with Knight-Piesold (environmental consulting firm) to review and update environmental monitoring requirements under the Mine Closure Plan (MCP), initial meetings with the area First Nations communities (Algonquin)including an inter-ministerial meeting to work towards a Memorandum of understanding between the Company, Government agencies, and First Nations leaders, general site cleaning, building repairs, and commencement of construction of a lab facility in anticipation of installation of a pilot plant.

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

RESULTS OF OPERATIONS

For the six month period ending June 30, 2008, the Company incurred a loss of $897,104 compared to a loss of $1,224,058 for the six months ending June 30, 2007. The Company had no revenues for the six months ending June 30, 2008. The Company continues as an Exploration Stage Company and will not have revenues until a proposed feasibility study is completed, a determination is made as to the method of production, and the Company acquires the necessary equipment to commence production. The Company expects to have a pilot plant installed by the spring of 2009 which will allow them to test its proposed flow sheet and provide necessary samples for prospective customers.

During the six month period ending June 30, 2008, the Company completed three private Placements for resulting in net proceeds to the Company of $210,200.

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

During the quarter ending June 30, 2008, the Company completed an additional private placement of $25,000 and received $175,000 in subscription agreements for restricted common shares to be issued in August 2008. The private placement for $25,000 was completed at a price of $0.06 per share and resulted in the issuance of 416,667 restricted common shares. The first subscription agreement was for $125,000 at $0.04 per share resulting 3,125,000 restricted common shares to be issued. This agreement includes a half warrant exercisable for a period of one year at $0.08 per share. The Company also completed a second subscription agreement for $50,000 at a price of $0.04 per share resulting in the issuance of 1,250,000 restricted common shares to be issued. This agreement includes a half warrant exercisable for a period of one year at $0.08 per share.

The Company relied on Section 4(2) of The Securities Act of 1933, as amended and Regulation S regarding the issuance of unregistered shares.

For the six months ending June 30, 2008, expenses amounted to $902,260 compared to $1,224,058 for the six months ending June 30, 2007. Professional fees have increased to $107,425 compared to $38,347 for the six months ended June 30, 2007 primarily as a result in increased legal fees related to proposed financings, and statutory filings related to financings.

Management fees and salaries were $377,123 for the six months ended June 30, 2008 compared to $649,696 for the six months ending June 30, 3007. This is the result of a reduction in management services required and in fees paid in the current year. Fees for the current period include payment to a marketing consultant involved in identifying potential market opportunities in North America.

General exploration expenses in the six months ending June 30, 2008 of $42,555 vs. nil for the six month period ending June 30, 2007 reflects that work was not commenced at the mine site in 2007 until July.

For the six months ending June 30, 2008 stock compensation expense amounted to $125,590 compared to $146,727 in the six month period ending June 30, 2007. Stock options were approved by the Board of Directors for directors, officers and consultants but the options have not been registered nor have they been submitted to shareholders for approval. Stock compensation expense in total amounts to $482,321 and this is being amortized over the life period of the stock options. This life period varies between 24 and 60 months.

General and administrative expenses have been reduced to $134,902 in the six months ended June 30, 2008 as compared to $251,477 because of general reduction in expenses and

The Company closed its office in Mankato Minnesota in late 2006, and moved to a new head office facility at 2904 South Sheridan Way, Suite #100, in Oakville Ontario. A fee of $5,000 was paid to the landlord in Mankato in order to terminate the outstanding lease. The Company previously leased premises in Toronto Ontario on a monthly basis and no termination costs were incurred on the move to facilities in Oakville Ontario.

The Company currently has 2 full time employees and it contracts with 4 Consultants for Engineering,technical support and financial services.

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

As it is uncertain when revenue will be generated, expenses will need to be financed by continued outside financial support. The Company has completed several private placements to date this year and intends to seek additional equity financing and/or loans from shareholders and other interested parties in order to finance its operations. While the Company feels it can obtain the necessary financing there is no assurance that such investments, loans, or other financial assistance will be forthcoming.

For the six months ended June 30, 2008, the Company incurred a loss of $897,104 vs. a loss of $1,224,058 for the six months ended June 30, 2007. While the Company has been successful in arranging necessary private placement financing over the past 24 months, the Company cautions that until it has completed its feasibility study and Baseline Mineralogical Assessment, there is no assurance that a commercially viable mineral deposit exists on the property, and that further exploration may be required before a final evaluation as to any economic and legal feasibility is determined. The Company received its NI 43101 report December 27, 2007 and it was filed with regulatory authorities at that time.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had cash on hand in the amount of $152,592 compared to $104,236 at December 31, 2007. The Company has completed private placement resulting in $210,200 being raised in the six months ending June 30, 2008. The Company has also received subscription agreement funds of $175,000 during the quarter ended June 30, 2008.

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

The Company has a long-term deposit of $230,000 with the Ministry of Finance for the Province of Ontario. During the year ending December 31, 2004 a Mine Development and Closure Plan was filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company's deposit in the amount of $230,000 is a financial guarantee to the Province of Ontario ensuring that there are enough funds on hand to affect a proper closure of the Bissett Creek Graphite property. The Company has accounts payable of $345,114 at June 30, 2008 vs. $114,986 at December 31, 2007. Accrued interest payable of $58,490 is outstanding at June 30, 2008. This pertains to accruals on loans payable of $209,720 currently due. Negotiations are continuing regarding settlement of this debt.

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

The Company has current loans payable of $250,737 at June 30, 2008. These loans have promissory notes and consist of a loan of $90,796 with interest at 7% and a loan of $111,980 with interest at 10%. These notes are currently due and discussions are in process regarding settlement. The balance of current loans payable are being settled by issuance of restricted common shares and an orderly retirement schedule.

The Company has non-current loans of $624,819 as at June 30, 2008. This includes loans from non affiliated parties in the amount of $408,819 which have no specific terms of repayment and no promissory notes. The balance of $216,000 also has no specific terms or repayment and the amount is due to two former officers of the Company who have assisted the Company in financing its current deficit and in retiring current liabilities outstanding. Discussions are proceeding with these former officers regarding an orderly settlement of this debt.

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

On or about June 30, 2008, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President / Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no material changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company had been named in a lawsuit filed by an individual pertaining to a dispute with an alleged shareholder of the Company.

The lawsuit was filed in the State of Washington in the Superior Court of the State of Washington For King County. The Company was served on February 6, 2007 in Delaware.

The Plaintiffs are Mohamad S. Bakizada and Henriette Bakizada.

The Defendants are the Company, Robert D Poirier and Jane Doe Poirier, John Melnyk and Jane Doe Melnyk, and Larry Van Tol and Jane Doe Van Tol.

Mr. Bakizada was claiming that shares allegedly purchased by him from the Defendants is in violation of Washington State Securities Act.

Mr. Bakizada was requesting relief for the amount of his investment plus interest at 8% from date of purchase plus reimbursement of losses plus interest at 8%.

Mr. Melnyk and Mr. Van Tol are previous officers and directors of the Company while Mr. Poirier is allegedly a shareholder or former share holder of the Company. The lawsuit was unspecified as to amount and the Company felt it was without merit.

On April 23, 2008, the State of Washington dismissed the case for lack of jurisdiction.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ending June 30, 2008, the Company completed three private placements for net proceeds of $210,200. The first private placement was completed on February 26, 2008 with one accredited investor at a price of $0.11 per share for net proceeds of $25,000. This financing resulted in the issuance of 227,273 common shares. The second private placement was completed on March 10, 2008 with five accredited investors, at a price of $0.09 per share for net proceeds of $160,200. This financing resulted in the issuance of 1,780,000 common shares plus 1,780,000 Warrants, exercisable at $0.15 per share up to March 10, 2010.

During the quarter ending June 30, 2008, the Company completed a private placement with an accredited investor for net proceeds of $25,000, at a price of $0.06 per share. This resulted in the issuance of 416,667 restricted common shares.

The Company also issued 250,000 restricted shares during the quarter ending June 30, 2008 at $0.05 per share for consulting services rendered.

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

Dated: August 14, 2008                 INDUSTRIAL MINERALS, INC.

                                    By: /s/ Robert G. Dinning
                                        ---------------------------------
                                       President and CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: August 14, 2008               INDUSTRIAL MINERALS, INC.

                                  By: /s/ Robert Dinning
                                      -----------------------------------------
                                      Robert Dinning Chief Financial Officer