Form 10-Q
period 2008-09-30
INDUSTRIAL MINERALS INC
filed 2008-11-14
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                        Commission File Number 000-30651

                            INDUSTRIAL MINERALS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                       11-3763974
 --------------------------                    --------------------------------
(State or other jurisdiction                  (IRS Employer of incorporation or
       organization)                                Identification No.)


              346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (613) 288-4288
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [_]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer |_|            Accelerated Filer |_|
Non-accelerated Filer   |_|            Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_]No [_]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 11, 2008: 147,018,416 shares
..

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

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

                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2008 and December 31, 2007




                                                     September 30    December 31
                                                        2008           2007
                                                     -----------    -----------
CURRENT ASSETS
   Cash                                              $     4,609    $   104,236
   Receivables                                            15,886         18,520
   Prepaid expenses                                           --             --
   Deposits                                               12,362         12,510
                                                     -----------    -----------
      Total Current Assets                                32,857        135,266

LONG-TERM DEPOSITS                                       230,000        230,000

FIXED ASSETS
   Building and Equipment                              2,388,876      2,388,876
   Less accumulated depreciation                      (1,046,748)      (895,366)
                                                     -----------    -----------
                                                       1,342,128      1,493,510
                                                     -----------    -----------



                                                     $ 1,604,986    $ 1,858,776
                                                     ===========    ===========


CURRENT LIABILITIES
   Accounts payable                                  $   332,323    $   114,986
   Accrued interest payable                               60,849         52,089
   Loans payable - current                               218,415        310,932
   Due to related party                                   58,286         25,300
   Customer Deposit                                       47,619             --
                                                     -----------    -----------
      Total Current Liabilities                          717,492        503,307

OTHER LIABILITIES
   Asset retirement obligations                          230,000        230,000
   Accrued interest payable                                   --             --
   Loans payable                                         600,626        567,607
                                                     -----------    -----------
                                                       1,548,118      1,300,914
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock, 200,000,000 shares authorized,
      $0.0001 par value; 147,018,416 and 137,644,476
      shares issued and outstanding, respectively         14,699         13,761
   Additional paid-in capital                          9,423,370      8,801,197
   Common stock subscriptions                            265,000             --
   Accumulated other comprehensive income               (105,985)      (105,985)
   Deficit accumulated during exploration stage       (9,540,216)    (8,151,111)
                                                     -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY                             56,868        557,862
                                                     -----------    -----------

                                                     $ 1,604,986    $ 1,858,776
                                                     ===========    ===========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            INDUSTRIAL MINERALS, INC
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
         Three and Nine Month periods ended September 30, 2008 and 2007 and for the period from November 6, 1996
                   (date of inception) to September 30, 2008
                                                                                                              Period from
                                                                                                           November 6, 1996
                                                                                                             (Inception of
                                                                                                              Exploration
                                                                                                                Stage)
                                                                                                                  To
                                                  Three Months Ended              Nine Months Ended          September 30,
                                                    September 30,                    September 30,               2008
                                             ----------------------------    ----------------------------    ------------
                                                  2008          2007             2008            2007
INCOME EARNED DURING EXPLORATION STAGE                 --              --              --              --    $     19,337
                                             ------------    ------------    ------------    ------------    ------------


EXPENSES
     Cost of Revenue                                   --              --              --              --          86,901
     Professional fees                                 --           5,783         104,405          44,130       1,659,095
     Royalty fees                                      --          14,301          11,971          27,000         137,349
     Depreciation and amortization                 50,461          59,993         151,383         173,185       1,129,021
     Impairment of long-lived assets                   --              --              --              --         582,176
     Loss on disposal of assets                        --              --              --          11,920          66,171
     Stock compensation expense                    66,820         139,518         192,410         286,245         639,263
     Management fees and salaries                 256,417         284,187         633,540         933,883       2,729,324
     General exploration expense                       --         268,055          38,929         268,055         457,528
     Other general and administrative             124,833          71,111         272,362         266,030       4,877,092
                                             ------------    ------------    ------------    ------------    ------------
        TOTAL EXPENSES                            498,531         842,948       1,405,000       2,010,448      12,363,920
                                             ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                              498,531        (842,948)      1,405,000       2,010,448      12,344,583

OTHER INCOME (EXPENSE)
     Interest income                                   --              --              --              --           3,172
     Gain from extinguishment of debt                  --              --              --              --       1,047,634
     Foreign currency gain (loss)                  10,741         104,972          15,897          48,414         (24,194)
     Other income                                      --              --              --              --             594
                                             ------------    ------------    ------------    ------------    ------------
        TOTAL OTHER INCOME                             --         104,972          15,897          48,414       1,027,206
                                             ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                              487,790        (737,976)      1,389,103       2,058,862      11,317,377

INCOME TAXES                                           --              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------

NET LOSS                                          487,790        (737,976)      1,389,103       2,058,862      11,317,377
                                             ============    ============    ============    ============    ============


     NET LOSS PER SHARE, BASIC AND DILUTED         (0.01)          (0.01)          (0.01)          (0.02)
                                             ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
     STOCK SHARES OUTSTANDING,
        BASIC AND DILUTEd                     139,149,728     133,365,233     139,149,728     124,311,554
                                             ============    ============    ============    ============


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Period from
                                                                                        November 6, 1996
                                                                                          (Inception of
                                                                                           Exploration
                                                                                             Stage)
                                                                Nine Months Ended              To
                                                                  September 30            September 30,
                                                              2008             2007           2008
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ (1,389,103)   $ (1,962,034) $  (11,237,196)
    Adjustments to reconcile net loss
      to net cash used by operating activities:
         Depreciation                                          151,383         173,185       1,120,729
         Provision for bad debts                                    --              --          49,676
         Stock issued for services                             220,500         636,817       1,724,576
         Stock issued for debt retirement
         Stock compensation                                    192,410         286,245         192,410
         Impairment of long-lived assets                            --              --         297,882
         Loss on disposal of assets                                 --          11,920          66,170
         Accrued interest payable                                8,760           2,882           8,760
         Gain on extinguishment of debt                             --              --      (1,047,634)
         Changes in:                                                --
            Receivables                                          2,634         (27,040)        (20,055)
            Inventory                                               --              --          (5,527)
            Prepaid expenses                                        --          (2,408)           (540)
            Deposits                                               148          (2,480)        (12,362)
            Accounts payable and accrued expenses              188,268          12,881         144,826
            Customer deposit                                    47,619          47,619
            Accrued interest payable                                --              --         320,370
            Due to related parties                              37,248           6,982         697,154
                                                          ------------    ------------    ------------
    Net cash used in operating activities                     (540,133)       (863,050)     (7,653,142)
                                                          ------------    ------------    ------------
    Cash flows from investing activities:
      Purchase of building and equipment                            --         (38,235)     (2,116,266)
      Investment inMultiplex                                        --              --         (75,000)
      Acquisition of goodwill                                       --              --        (149,057)
      Loan to related party                                         --              --         (50,000)
      Loan repayments                                               --              --           4,493
      Long-term deposits                                            --              --        (159,600)
      Proceeds from sale of assets                                  --          18,080              --
                                                          ------------    ------------    ------------
    Net cash used in investing activites                            --         (20,155)     (2,545,430)
                                                          ------------    ------------    ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds from sale of common stock                   210,201         943,283       4,472,268
      Subscriptions received                                   265,000         265,000
      Net proceeds from loans payable                               --       7,272,185       7,272,185
      Loan repayments                                          (18,798)        (10,000)     (1,790,515)
      Proceeds from mortgage                                        --              --          17,000
      Principal payments on mortgage                                --            (894)        (17,000)
      Cash acquired in acquisition of Peanut Butter &              140             140
      Jelly, Inc.                                                   --              --
                                                          ------------    ------------    ------------
    Net cash provided by financing activities                  456,403         932,388      10,219,078
                                                          ------------    ------------    ------------

Effect of exchange rate changes on cash and
   cash equivaLENTS                                            (15,897)             --         (15,897)

NET INCREASE (DECREASE) IN CASH                                (99,627)         49,182           4,609


Cash, beginning of period                                      104,236           6,759              --
                                                          ------------    ------------    ------------


Cash, end of period                                       $      4,609    $     55,941    $      4,609
                                                          ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                         $         --    $         --    $         --
                                                          ============    ============    ============
    Income taxes paid                                     $         --    $         --    $         --
                                                          ============    ============    ============

    Non-cash investing and financing activities:
      Shares issued for debt                                        --              --              --
                                                          ============    ============    ============

      Shares issued for services                                    --         636,817              --

      Shares issued for investment                                  --              --              --
                                                          ============    ============    ============

      Shares issued for accrued interest                            --              --              --
                                                          ============    ============    ============

      Long term deposits financed by accounts payable               --              --              --
                                                          ============    ============    ============

    Property costs financed by issuance of common stock             --              --              --
                                                          ============    ============    ============

    Equipment financed by:
      Accounts payable                                              --              --              --
                                                          ============    ============    ============
      Issuance of common stock                                      --              --              --
                                                          ============    ============    ============

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
          Notes to Consolidated Financial Statements Nine month period ended September 30, 2008 and 2007

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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currencies of our subsidiaries), as well as their effect on the dollar denominated inter-company obligations between us and our foreign subsidiaries. All inter-company balances are revolving in nature and we do not deem them to be long-term balances. For the nine months ended September 30, 2008 and 2007, we recognized foreign currency gain of $10,741 and nil, respectively.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2008, the Company had a negative working capital of $ 684,635, recurring losses, and an accumulated deficit of $ 9,540,216 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the nine month period ended September 30, 2008 and 2007. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2007.

FINANCING

During the nine -month period ending September 30, 2008 the Company has been able to secure equity financing in the amount of $ $475,200, from non-affiliated shareholders. This includes $265,000 in subscriptions at September 30, 2008 where the stock is being issued subsequent to September 30, 2008.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option granted during the nine months ended September 30, 2008: expected volatility of 88%; risk-free interest rate ranging from 4.93% to 5.18%; and an expected term of up to 6 years.

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

Subsequent to the grant date, the Company and the advisor mutually agreed to reduce his stock option entitlement from 4,000,000 stock options to 2,000,000 stock options; those stock options are to vest over 3 years in an amount of 666,667 per annum. The final 666,667 stock options for that officer expire April 2, 2012. This advisor was terminated in September 2008 and the last two years of options, namely 666,667 per annum, were cancelled.

On January 31, 2008, an officer who had been granted 4,000,000 of the above 12,000,000 stock options terminated his employment with the Company. The Company agreed to vest 1,100,000 of those stock options on April 3, 2008; the remaining 2,900,000 stock options were cancelled.

On June 12, 2008, an officer who had been granted 4,000,000 of the above 12, 000,000 stock options terminated his employment with the Company. Under terms of his agreement, the Company will vest 1,333,333 of the stock options and the remaining 2,666,667 stock options were cancelled.

In April 2007, a consultant of the Company was granted 1,200,000 stock options exercisable at a price of $0.20 per share. 200,000 of these options fully vested on July 1, 2007, and expire on July 1 2009. An additional 1,000,000 stock options vest on July 1, 2008 and expire on June 30, 2010.

On January 29, 2008, this consultant was granted 2,000,000 stock options exercisable at $0.15 per share. These stock options vest over 3 years commencing April 3, 2008 in an amount 666,667 per annum, and expire 2 years after their vesting date; thus 666,667 stock options will expire on April 2, 2010 through to April 2, 2013. These options were surrendered by the consultant in April 2008.

In June 2007, the Chief Financial Officer was granted 250,000 stock options that vested on June 30, 2007 exercisable at a price of $0.10 per share. These stock options were granted as settlement for a debt owed by the Company to the CFO in the amount of $25,000. This debt was settled by issuance of 250,000 restricted common stock subsequent to September 30, 2008.

In July 2007, an advisor to the Company was granted 1,250,000 stock options exercisable at $0.20 per stock. 250,000 of these options vested fully on July 1, 2007 and expire in 2 years on June 30, 2009. The vesting of the remaining PAGE>

1,000,000 stock options are conditional on the achievement of performance milestones, and expire 2 years from the date on which the vesting milestones are achieved. This advisor was terminated in September 30, 2008 and the 1,000,000 conditional stock options will be cancelled.

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

On January 29, 2008, an advisor to the Company was granted 500,000 stock options exercisable at $0.15 per share. These stock options vest over 3 years commencing April 3, 2008 in an amount 166,667 per annum, and expire 2 years after their vesting date; thus 166,667 stock options will expire on April 2, 2010 through to April 2, 2013. This advisor was terminated in September 2008 and the last two years of options, 333,334 shares will be cancelled.

As at June 30, 2008, the total stock options still granted and outstanding were 6,766,665, of which 5,266,665 are vested and exercisable.

The following table summarizes stock option activity for the nine months ended September 30, 2008:


                               Number of securities to be    Weighted-average     Weighted
Equity compensation plans                issued               exercise price       Average
 not approved by security           upon exercise of          of outstanding        Fair
         holders                   outstanding options           options            Value
---------------------------    ----------------------------  -----------------    --------
Outstanding Dec 31, 2007                20,450,000              $  0.106           $0.09
Granted                                  2,500,000              $  0.15            $0.05
Exercised                                        0              $  0.00            $0.00
Cancelled or expired                    16,183,335              $  0.12            $0.07
                               ----------------------------     --------
Total                                    6,766,665
                               ============================
Exercisable                              5,266,665


Using the Black-Scholes option pricing model, the Company had stock compensation expense for the nine months ending September 30, 2008 of $192,410. There remains a balance of $356,731 to be expensed over the vesting period of the options.

As at September 30, 2008, there are 3,690,000 warrants to acquire common shares of the Company outstanding.

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

NOTE 8 - SUBSEQUENT EVENT

On July 9, 2008, William Booth resigned as a director of the Company. This followed the resignation of William Thomson on June 20, 2008 as Chairman and Director and David Wodar, on June 12, 2008 as President. New directors were appointed - Chris Crupi,C.A. and Gregory Bowes, who were appointed to the Board of Directors on June 23, 2008. They joined Robert Dinning C.A. who was appointed President and CEO of the Company in addition to being CFO and Secretary.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------

Effective August 1, 2007, the Company leased office facilities in Oakville Ontario for a three year period expiring July 31, 2010 that provides for monthly payments of approximately $2,350 in U.S. dollars.

The Company has relocated its head office to 346 Waverley Street, Ottawa Ontario, Canada, K2P 0W5.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
-------

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

     In March, 2007, a significant management change occurred when three of the existing board members resigned and two new directors were appointed. Mr. William Thomson was appointed a director and Chairman of the Board, and Mr. William Booth was appointed a director. They joined Mr. Robert Dinning C.A. who continued as CFO, secretary, and a director of the Company.

     On April 3, 2007, Mr. Dick van Wyck was appointed interim President and CEO. Mr. van Wyck is a practicing lawyer with over 20 years of business and commercial law, mergers and acquisitions, and intellectual property matters, and was formerly in-house counsel with the Department of Justice, as well as with two large Corporations. Mr. van Wyck resigned July 9, 2007 and provides legal opinions from time to time when requested.

     On July 9, 2007, Mr. David Wodar was appointed President and CEO. Mr. Wodar is a private business consultant and an Economics graduate from University of Western Ontario. Mr. Wodar operated his own Consulting business, Vantage Point Capital for the past 11 years, specializing in Marketing and Communications for private and public entities. Mr. Wodar resigned his position with the Company on June 12, 2008.

     In June 2007, Mr. Paul Hynek was appointed to the Advisory Board. Mr.Hynek has an extensive background in large scale mining projects and was formerly with Inco. Mr. Hynek was joined on the advisory board by David Michaud, as Senior Metallurgical Advisor.

Mr. Michaud, who holds a degree in Mining Engineering, has more than 15 years of experience in mine and mill design, including operations in Canada and South America. Mr. Michaud resigned from the advisory board on February 18,2008.

     The former Chairman and Director, Mr. William Thomson resigned as Chairman and a Director of the Company, effective June 20, 2008.

     On June 23, 2008, Mr. Chris Crupi C.A. and Mr. Gregory Bowes, MBA joined the Board of Directors. Mr. Robert Dinning C.A. continued as a director and was reappointed CFO of the Company and also appointed President and CEO effective June 23, 2008.

     On July 9, 2008, Mr. William Booth resigned as a director of the Company.

     The Company signed a contract with Geostat International Inc on May 22, 2007 regarding the preparation of a technical report NI-43101 on the Bissett Creek Project. The Geostat work program included a site visit and independent certification of resources, estimation of resources and classification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, and an assessment of the mill and processing procedures, the market, the Capex, and related operating costs. The process included the drilling of an additional 6 holes for just under 300 meters in order to assist in verification of previously obtained data. The specific drill targets have been determined by Geostat following their review of the original drill target data prepared by Kilborn Engineering. These samples have been analyzed for verification and validation of the graphite ore zones. The report was finalized and on December 27, 2007.

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

     During the nine months ending September 30, 2008, the Company continued work at the mine site, including various meetings with Knight-Piesold (environmental consulting firm) to review and update environmental monitoring requirements under the Mine Closure Plan (MCP), initial meetings with the area First Nations communities (Algonquin)including an inter-ministerial meeting to work towards a Memorandum of understanding between the Company, Government agencies, and First Nations leaders, general site cleaning, building repairs, and commencement of construction of a lab facility.

     The Company is delaying its plans to install a one (1) metric ton per hour pilot plant at the mine site while it explores different options available, including financial options, regarding the production of product samples for prospective customers.

     The Company has also completed a comprehensive program of metallurgical testing to identify the key liberation and classification characteristics of the ore body. This review included a general review of existing dry process at Bissett Creek and existing processes used elsewhere for the liberation and extraction of graphite. The dry process has many shortcomings which would require a complete re-engineering and rebuild at great risk to stakeholders whereas the froth flotation system is used extensively elsewhere in the world and is proven. The Company selected Process Research Ortech (Mississauga Ontario) and Actlabs (of Ancaster Ontario) as its processing and assaying entities. Both were approved by Geostat and they provided the necessary data for the completion of the NI 43101 that was been prepared by Geostat. The positive preliminary assessment was completed and filed with Sedar on December 27, 2007.

     Effective August 1, 2007, the Company moved into new corporate headquarters, located at 2904 South Sheridan Way, Suite 100, Oakville Ontario, Canada, L6J 7L7. It previously occupied premises in Toronto, Ontario, on a month-to-month basis. On September 22, 2008, the Company moved its headquarters to 346 Waverley Street, Ottawa Ontario, Canada, K2P 0W5.

     On October 27, 2008, the Company engaged RBC Capital Markets, a division of the Royal Bank of Canada, as financial advisor with respect to strategic options facing the company. The engagement is for a term of 12 months with success fee based compensation for completion of a transaction.

RESULTS OF OPERATIONS

For the nine month period ending September 30, 2008, the Company incurred a loss of $ 1,322,284 compared to a loss of $ $2,058,862 for the nine months ending September 30, 2007. The Company had no revenues for the nine months ending September 30, 2008. The Company continues as an Exploration Stage Company and will not have revenues until a proposed feasibility study is completed, a determination is made as to the method of production, and the Company acquires the necessary equipment to commence production.

During the nine month period ending September 30, 2008, the Company completed the following private placements:

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

 At June 30, 2008, the Company completed an additional private placement of $25,000 with an accredited investor at a price of $0.06 per common share which resulted in the issuance of 416,667 restricted common shares. As well, the Company received $175,000 in subscription agreements for issuance of restricted common shares. Subsequent to Sept 30, 2008, two subscription agreements totaling $175,000 resulted in issuance of 3,125,000 restricted common shares at $0.04 per share plus a half warrant for one year at $0.08 per share to the first accredited investor and 1,250,000 restricted common shares at $0.04 per share plus a half warrant for one year at $0.08 per share to the second accredited investor.

In the quarter ending September 30, 2008, the Company completed private placements totaling $90,000 to four accredited investors. Three of the investors acquired a total of 2,000,000 restricted common shares at $0.04 per share while the fourth investor acquired 200,000 restricted common shares at $0.05 per share.

The Company relied on Section 4(2) of The Securities Act of 1933, as amended and Regulation S regarding the issuance of unregistered shares.

For the nine months ending September 30, 2008, expenses amounted to $1,338,180 compared to $2,010,448 for the nine months ending September 30, 2007. Professional fees have increased to $105,915 compared to $44,130 for the nine months ended September 30, 2007 mainly because of increased legal fees related to proposed financings, and statutory filings related to financings.

Management fees and salaries were $759,130 for the nine months ended September 30, 2008 compared to $933,883 for the nine months ending September 30, 3007. This is the result of a reduction in management fees and personnel in the current year. Fees for the current year include payment to a marketing consultant involved in identifying potential market opportunities in North America.

General exploration expenses in the nine months ending September 30, 2008 of $40,742 vs. $268,055 for the nine month period ending September 30, 2007 is a reflection of more significant work done in 2007 in preparation of a technical report, which included drilling at the site. This work was completed in December 2007 and resulted in the issuance of a NI 43-101 report. Very little exploration work has been carried out at the site this year as the Company reviews its financial requirements for further development work at Bissett Creek.

For the nine months ending September 30, 2008 stock compensation expense amounted to $125,590 compared to $286,245 in the nine month period ending September 30, 2007. Stock options were approved by the Board of Directors for directors, officers and consultants but the options have not been registered nor have they been submitted to shareholders for approval. Stock compensation expense in total amounts to $482,321 and this is being amortized over the life period of the stock options. This life period varies between 24 and 60 months.

At December 31, 2007, the Company had outstanding options in the amount of 20,450,000 shares. In 2008, an additional 2,500,000 options were issued. As of September 30, 2008, with the resignations and terminations of various people, the number of option shares still outstanding have been reduced to 6,766,665 shares of which 5,266,665 are currently vestible. When an employee/consultant/director resigns or is terminated, only shares vested at time of departure remain with the individual as an option.

General and administrative expenses for the nine months ending September 30, 2008 amount to $268,153 compared to $266,030 in the nine months ended September 30, 2007. The Company expects a significant reduction in general and administrative expenses in the future as it has reduced its general overhead overall while assessing its options for additional financing.

On September 23, 2008, the Company moved its headquarters to 346 Waverley St. Ottawa Ontario, Canada K2P 0W5 and intends to seek a sublease for its previous premises in Oakville Ontario.

The Company currently has no full time employees and it contracts with four consultants for engineering, technical and administrative support and financial services.

The Company will continue the use of outside professional consultants as it continues its mineralogical assessment and its development of a detailed mineralogy study. On November 7, 2008, the Company announced the appointment of Mr. George Hawley as Technical Advisor to the Board of Directors and to assist both the Board of Directors and RBC Dominion Capital Markets regarding their current financial advisory services mandate. Mr. Hawley has nearly 40 years of experience in the processing of industrial minerals including mica, graphite, and silica, all of which are specific to the Bissett Creek property. He has conducted projects for government agencies, mining companies in the USA, Europe, Japan, Australia, Africa and Canada and has published over 50 papers on technical and marketing topics pertaining to industrial minerals products.
As it is uncertain when revenue will be generated, expenses will need to be financed by continued outside financial support. The Company has completed several private placements this year as indicated earlier and intends to seek additional equity financing and/or loans from shareholders and other interested parties in order to finance its operations. While the Company feels it can obtain the necessary financing there is no assurance that such investments, loans, or other financial assistance will be forthcoming.

For the nine months ended September 30, 2008, the Company incurred a loss of $ $1,322,284 vs. a loss of $2,058,862 for the nine months ended September 30, 2007. While the Company has been successful in arranging necessary private placement financing over the years, the Company cautions that until it has completed its feasibility study and Baseline Mineralogical Assessment, there is no assurance that a commercially viable mineral deposit exists on the property, and that further exploration may be required before a final evaluation as to any economic and legal feasibility is determined. The Company received its NI 43101 report December 27, 2007 and it was filed with regulatory authorities at that time.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had cash on hand in the amount of $ $4,609 compared to $104,236 at December 31, 2007. The Company has completed several private placements in the nine months ending September 30, 2008 resulting in $475,200 being raised. This includes subscription agreements outstanding at September 30, 2008 that have subsequently been converted to restricted common shares.

The Company also has a $10,000 deposit on a fuel tank located at the mine site in Bissett Creek, and a deposit of $2,414 representing the last month's rent on its facilities in Oakville, Ontario. The Company has a lease on premises located at 2904 South Sheridan Way, Suite #100, Oakville Ontario, Canada, L6J 7L7. The lease is for a period of 3 years at a monthly rate of $2,480 in Canadian dollars and expires in June 2010. At September 22, 2008, the company moved its head offices to 346 Waverley Street, Ottawa Ontario, Canada, K2P 0W5.

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

The Company has accounts payable of $332,321 at September 30, 2008 vs. $114,986 at December 31, 2007. Accrued interest payable of $60,849 is outstanding at September 30, 2008. This pertains to accruals on loans payable of $218,415 currently due. Negotiations are continuing regarding settlement of this debt.

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

The Company has current loans payable of $218,415 at September 30, 2008. Loans of $195,558 have promissory notes and consist of a loan of $90,796 with interest at 7% and a loan of $104,762 with interest at 10%. The remaining balance of $22,,857 is unsecured and is being retired in an orderly basis. The promissory notes are currently due and discussions are in process regarding settlement. The Company has non-current loans of $ 600,626 as at September 30, 2008. This includes loans from non affiliated parties in the amount of $384,626 which have no specific terms of repayment and no promissory notes. The balance of $216,000 also has no specific terms or repayment and the amount is due to two former officers of the Company who have assisted the Company in financing its current deficit and in retiring current liabilities outstanding. Discussions are proceeding with these former officers regarding an orderly settlement of this debt.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended December 31, 2007, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $9,473,396 at September 30, 2008. These conditions raise doubt about the Company's ability to continue as a going concern.

The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of graphite, future capital raising efforts, and the ability to achieve future operating efficiencies. Management's plans will require additional financing, and completion of final feasibility report. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts, and anticipated operating improvements will be successful. Depending on the level of exploration activity, the Company does not have adequate capital to continue its contemplated business plan through December 31, 2009, The Company is presently investigating all of the alternatives identified above to meet its short-term liquidity needs. The Company believes that it can arrange a transaction or transactions to meet its short-term liquidity needs, however there can be no assurance that any such transactions will be concluded or that if concluded they will be on terms favorable to the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item

Item 4.  CONTROLS AND PROCEDURES

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

On or about September 30, 2008, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President / Chief Financial Officer, and a Board Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

Mr. David Wodar, former President of the Company has filed a Statement of Claim in the Province of Ontario, Canada, claiming severance and termination benefits in the amount of $220,000. Counsel for both Mr. Wodar and the Company have agreed that a Statement of Defense is not required at this time as the parties are attempt to negotiate a settlement. As Mr. Wodar resigned from his position the Company is of the view that Mr. Wodar's claim is frivolous and vexatious.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ending September 30, 2008, the Company completed three private placements for net proceeds of $475,200. The first private placement was completed on February 26, 2008 with one accredited investor at a price of $0.11 per share for net proceeds of $25,000. This financing resulted in the issuance of 227,273 common shares. The second private placement was completed on March 10, 2008 with five accredited investors, at a price of $0.09 per share for net proceeds of $160,200. This financing resulted in the issuance of 1,780,000 common shares plus 1,780,000 Warrants, exercisable at $0.15 per share up to March 10, 2010.

During the quarter ending June 30, 2008, the Company completed a private placement with an accredited investor for net proceeds of $25,000, at a price of $0.06 per share. This resulted in the issuance of 416,667 restricted common shares.

At June 30, 2008 the Company received subscription agreements from two accredited investors for a total of $175,000. Subsequent to Sept 30, 2008, the Company issued 3,125,000 and 1,250,000 shares respectively at $0.04 per share. There was also a warrant attached for every 2 shares issued and this warrant is exercisable for one year.

The Company also issued 250,000 restricted shares during the quarter ending June 30, 2008 at $0.05 per share for consulting services rendered.

In the quarter ending September 30, 2008, the company completed private placements with 3 accredited investors $80,000 at a price of $0.04 per share for a total of 2,000,000 restricted common shares. An additional private placement was also completed for $10,000 at a price of $0.05 per share for a total of 200,000 restricted common shares. All four investors also received one warrant for every 2 shares purchased and said warrant is exercisable for one year.

The Company also issued 2,700,000 for services rendered and for settlement of an outstanding debt. This was completed at $0.04 per share.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Regulation S. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors who were provided all of the current public information available on the Company.


Item 3. DEFAULTS UPON SENIOR SECURITIES: None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.


Item 5. OTHER INFORMATION: None.


Item 6. EXHIBITS

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

Dated:  November 14, 2008                 INDUSTRIAL MINERALS, INC.

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


Dated: November  14, 2008               INDUSTRIAL MINERALS, INC.

                                  By: /s/ Robert Dinning
                                      -----------------------------------------
                                      Robert Dinning, Chief Financial Officer