Form 10-K
period 2008-12-31
INDUSTRIAL MINERALS INC
filed 2009-03-31
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                        Commission file number: 000-30651


                            INDUSTRIAL MINERALS, INC.
                            ------------------------
              (Exact name of registrant as specified in its charter)


         Delaware                                       11-3763974
----------------------------               ----------------------------------
State or other jurisdiction of            I.R.S. Employer Identification No.
incorporation or organization


              #346 Waverley Street, Ottawa Ontario, Canada, K2P 0W5
              ----------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)


                     Issuer's telephone number: 604-970-0901


      Securities Registered Under Section 12(b) of the Exchange Act:  None
                                                                      ----

         Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, no par value
                          -----------------------------
                                (Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [X] No [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                          Accelerated filer   [ ]
Non-accelerated filer    [ ]                   Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:(117,693,416 shares) based on the average bid and asked price as of June 30, 2008 being $.05 per share: $5,884,670.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 160,748,416 shares of Common Stock as of March 23, 2009.

Documents Incorporated by Reference: None

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's minimal level of revenues and unpredictability of future revenues; the Company's future capital requirements to develop additional property within the defined claim; the risks associated with rapidly changing technology; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-K. Certain of the Forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

                                TABLE OF CONTENTS

PART I

Item 1.  Description of Business
Item 1A  Risk Factors
Item 1B  Unresolved Staff Comments
Item 2.  Description of Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
Item 6.  Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8.  Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Exhibits, Financial Statement Schedules
Item 15. Principal Accounting Fees and Services

SIGNATURES

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

     The Company was incorporated on November 6, 1996 and since December 2001 has operated under the name of Industrial Minerals Inc. On January 31, 2002, the Company acquired its interest in the Bissett Creek Property pursuant to an assignment of the Bissett Lease from Westland Capital Inc.


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


Item 1A                RISK FACTORS

The Company's business is subject to numerous risk factors, including the following: While the Company intends to develop its mineral property and produce graphite from the Bissett Creek property,it has no history of operations and must raise the necessary capital. A processing building and installed equipment exists on site but the Company will need to purchase and install a substantial amount of additional equipment in order to commence production.

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

2. The Company's success and possible growth will depend on its ability to recover graphite, process the graphite and successfully sell them on world markets. It is dependent upon the market's acceptance of the quality and consistency of the product produced.

3. Liquidity and need for additional financing is a concern for the Company. At the present time, the Company does not have sufficient cash to meet its payables and repay debt and must also raise substantial financing to build a mine at Bissett Creek. The Company is dependent on the ability of its management team and its Board of Directors to obtain the necessary working capital to continue operating successfully. There is no assurance that the Company will be able to obtain additional capital as required or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

4. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

5. There are no dividends anticipated by the Company. At the present time, the Company intends to focus on raising additional capital to develop of its Bissett Creek property in Ontario, Canada.

ITEM 1B  Unresolved Staff Comments

As a smaller reporting Company, the Company is not required to include this Item.

ITEM 2 - DESCRIPTION OF PROPERTIES

The Company is an exploration stage mining company that holds exclusive rights to explore and if feasible, develop graphite mineral claims at a site located in the Maria Township in Northern Ontario, located approximately 180 miles north-northeast of Toronto, Ontario. The claims are referred to as the "Bissett Property" because of their proximity to the town of Bissett Creek. The rights in the Bissett Property are held through a wholly-owned subsidiary Industrial Minerals Canada, Inc, an Ontario corporation through which we conduct our operations.

Transportation into and around the property is by four wheel drive vehicle. The road off of Hwy 17 is hard gravel and extends about 6 miles to the claims owned by the Company.

On January 31, 2002, the Company acquired its interest in the Bissett Property pursuant to an assignment of the Bissett Lease from Westland Capital Inc.

The site is close enough to all major highways, rail and power lines to permit the substantial infrastructure that will be required for a large scale open pit mining operation, if feasible. The core claims are not subject to any alienation for parks or special management zones according to information from the Ministry on Northern Development and Mines. The area comes under the administration of the Southern Ontario Mining District, and does not include any rural cottage properties.

The rights in the Bissett Creek Property are based upon a Lease granted by the Province of Ontario on September 22, 1993 to Consolidated North Coast Industries Ltd. ("North Coast"). This is referred to as the "Bissett Creek Lease". The Bissett Creek Lease has a twenty-one year term and an annual rental payment payable to Ministry of Northern Development and mines in an amount prescribed by the Mining Act. Under the terms of the Bissett Creek Lease, the tenant is obligated to pay all taxes on the Bissett Property and remain in compliance with the Mining Act, the Mining Tax Act, the Forest Fires Prevention Act, the Ontario Water Resources Act and any amendments to the foregoing legislation.

On December 29, 1997, North Coast amalgamated with Pacific Sentinal Gold Corp, and the surviving corporation changed its name to Great Basin Gold Ltd. ("Great Basin"). On December 21, 2001, Great Basin assigned its rights in the Bissett Creek Lease to Paul C. McLean, Pierre G. Lacombe and Frank P. Tagliamonte (collectively referred to as the "McLean Group"). In connection with that assignment, the McLean Group entered into an option agreement with Great Basin that was subsequently terminated by a court order on May 15, 2001. The court order granted to the McLean Group all rights of Great Basin in the Bissett Creek Lease.

The McLean Group assigned the Bissett Creek Lease to Westland Capital Inc. ("Westland") in January of 2002 who in turn assigned the Bissett Creek Lease to the Company.

As part of the assignment to Westland Capital Inc, Westland agreed to pay to the McLean Group, an advance royalty payment of $27,000 CDN annually in two equal installments of $13,500 Canadian each. These payments are due March 15, and September 15 and each carry a 30 day payment extension provision. The Option Agreement further provides that in the event that graphite carbon concentrate is produced at the Bissett Property, a royalty of $20.CDN per ton must be paid to the McLean Group. Further, pursuant to the Option Agreement a 2.5% net smelter return royalty is payable to the McLean Group in the event that any other minerals are derived from the Bissett Property.

As a condition of the assignment of the Bissett Lease to the Company, the Company agreed to assume all of Westland's obligations under the Option Agreement. On August 15, 2003, the Company assigned its rights in the Bissett Creek Lease to its wholly owned subsidiary, Industrial Minerals Canada Inc. All payments owed to the McLean Group are current and the remaining term of the Bissett Lease is approximately 6 years.

The Company's wholly owned subsidiary, Industrial Minerals Canada, Inc. is the lessee of mineral interests at Bissett Creek as follows:

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

The Geology on the property is predominantly underlain by Middle Precambrian age meta-sedimentary rocks. These are divided into graphite gneiss, transitional graphitic gneiss, and barren gneiss for mapping purposes. The graphitic gneiss is a distinctive recessive weathering unit, commonly exposed along rock cuts, hill tops and occasional cliff faces. It is calcareous, biotite-amphibole-quartzofelspathic gneiss (generally red-brown to pale yellow-brown weathering). Graphite, pyrite and pyrrhotite occur throughout. Graphite occurs in concentrations visually estimated to be from 1 to 10%C. Sulphides occur in concentrations from 1 to 5%. In its unweathered state, the rock unit is pale to medium grey in color.

This graphite gneiss has a moderate 5 to 20 degree dip to the east and the high grade layer dips 20 to 30 degrees south of the property. This unit is sandwiched between the upper barren noncalcareous gneiss, which forms the hanging wall of the deposit and similar lower barren gneiss which forms the footwall. A total thickness of 75 m of graphitic gneiss was intersected by drilling. The barren gneiss is a pale to dark grey-green non-calcareous unit. Black Biotite, dark green amphiboles and red garnets distinguish the units from the graphite bearing varieties.

On May 22, 2007, the Company signed a contract with Geostat International Inc ("Geostat") regarding the preparation of a technical report on the Bissett Property in compliance with the requirements of Canadian National Instrument 43101. The Geostat work program included a site visit, an independent certification of resources, an estimation of resources and classification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, and an assessment of the mill and processing procedures, the market, the capital expenditures for the project and related operating costs. The process included the drilling of an additional 6 holes for just under 300 meters in order to assist in verification of previously obtained data. The specific drill targets were determined by Geostat following their review of the original target data prepared by Kilborn Engineering. In the summer of 2007, following Geostat's recommendation, the Company undertook an independent validation drilling program. The program permitted the development of independent assay results and has also provided material to carry out metallurgical testing and validation. Six (6) vertical NQ size diamond drill holes were drilled in the eastern part of the deposit for a total of 246.43 meters (808.5 ft) around the location of Pit #1. The last drill hole (DDH-07-06) was drilled in an area of the property previously named "Pencil zone". Drilling was done by George Downing Estate Drilling Ltd from August 1 to August 8, 2007.

The phase 1, independent drilling campaign was done under supervision of Geostat personnel from beginning to end.

The Property consists of a building and several pieces of equipment. Additional equipment will be acquired once the final feasibility study is completed.

The power on site is by generator only and there is ample water on the property.

To December 31, 2007, the Company had incurred general exploration costs at Bissett of $418,599. For the year ending December 31, 2008, the Company incurred additional exploration expenses of $49,565, for a cumulative total of $468,164 to December 31, 2008.

Knight Piesold Consulting, a leading worldwide engineering and environmental services company, has been retained to monitor compliance with the Closure Plan.

The Company's mailing address is 346 Waverley Street, Ottawa Ontario Canada, K2P 0W5

ITEM 3 - LEGAL PROCEEDINGS

The Company has been named in a lawsuit filed by a former employee.

Mr. David Wodar, former President of the Company has filed a Statement of Claim in the Province of Ontario, Canada, claiming severance and termination benefits in the amount of $220,000. This matter is currently set for mediation on May 25, 2009 in Toronto.

As Mr. Wodar resigned from his position as President, the Company is of the view that Mr. Wodar is not entitled to severance.

A Statement of Claim has been filed by Westwynd Retail Consultants Inc in regard to repayment of a note payable outstanding. The note outstanding is in the amount of $110,000 CDN ($89,870US).

A Statement of Claim has been filed by McEwen Petroleum in the amount of $10,000 re account balance outstanding. The Company has filed a statement of defense.


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


           2007                  HIGH                    LOW
           ----                  ----                    ---
     1st quarter                 0.14                    0.11
     2nd quarter                 0.17                    0.15
     3rd quarter                 0.27                    0.20
     4th quarter                 0.24                    0.17

           2008                  HIGH                    LOW
           ----                  ----                    ---
     1st quarter                 0.08                    0.07
     2nd quarter                 0.08                    0.06
     3rd quarter                 0.04                    0.02
     4th quarter                 0.01                    0.01



     (b) As of December 31, 2008, there were 281 shareholders of record of the Registrant's common stock.

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

Equity Compensation Plan Information

        Equity Compensation Plan Information
                                                                                  Number of securities
                                                                                 remaining available for
                                Number of securities                              future issuance under
                                  to be issued upon        Weighted-average        equity compensation
                                     exercise of          exercise price of         plans (excluding
                                 outstanding options,    outstanding options,    securities reflected in
                                 warrants and rights     warrants and rights           column (a))
          Plan category                  (a)                     (b)                       (c)
   -------------------------   ---------------------     --------------------    ------------------------
   Equity compensation plans
   approved by security
   holders                              None                     n/a                       n/a

   Equity compensation plans
   not approved by security
   holders                           22,950,000

   Cancelled                         15,150,001                $0.106                     None

        Total Exercisable             7,799,999


Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $176,427. A balance of $223,886 remains to be expensed over the vesting period of the options.

Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting Company, the Company is not required to include this Item.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS

Twelve month periods ending December 31, 2008, 2007

Industrial Minerals, Inc. ("the Company"), a Delaware Corporation, was incorporated on November 6, 1996, under the name Winchester Mining Corp, and after a series of mergers, and name changes, became known as Industrial Minerals, Inc in 2002.

On March 20, 2007, a change in Board of Directors and management occurred when Mr. W. Campbell Birge (former President & CEO), Mr. Stephen Weathers, and Mr. Pat Rogers resigned from the Board of Directors. Mr. Robert Dinning remained on the Board of Directors. These directors were replaced by Mr. William Thomson, and Mr. William Booth, both of whom became directors on March 20, 2007.

Mr. Thomson, 66, Chairman of Thomson Associates, of Toronto Ontario and London England remained Chairman and a Director until June 20, 2008 when he submitted his resignation effective immediately.

Mr. William Booth, 48, a senior officer of Northern Group Retail Ltd, - a large multi outlet retail entity located throughout North America remained a director until July 9, 2008 when he submitted his resignation, effective immediately.

On April 16, 2007, Mr. W.Campbell Birge resigned as President & CEO and was replaced by Mr. Dick van Wyck, a practicing lawyer with over 20 years of business and commercial law experience. Mr. van Wyck remained President & CEO until July 9, 2007 when he was replaced by Mr. David J. Wodar who remained President and CEO until June 12, 2008 when he submitted his resignation.

At the time of Mr. Wodar's appointment, the Company also appointed Paul Cooper as Chief Operating Officer. Mr. Cooper was mandated to develop and implement the graphite and marketing strategy. Mr. Cooper's services were terminated on September 23, 2008.

On June 23, 2008, Mr. Chris Crupi C.A. and Mr. Gregory Bowes, MBA, joined the Board of Directors. Mr. Robert Dinning C.A. continued as a director and was appointed President and CEO, and CFO effective June 23, 2008. Mr. Dinning was originally appointed CFO and Director September 15, 2006. Mr. Crupi was appointed Chairman of the Audit Committee and both Mr. Crupi and Mr. Bowes are independent directors of the Company.

The Company also moved its corporate offices to 346 Waverley Street, Ottawa Ontario, K2P 0W5.

Under the mandate of the restructured Board of Directors, the Company significantly reduced its monthly operating expenses and focused on refinement of its business plan and general financing as required going forward.

On October 27, 2008, the Company engaged RBC Capital Markets, a division of the Royal Bank of Canada, as financial advisor with respect to strategic options facing the company. The engagement is for a term of 12 months with success fee based compensation for completion of a transaction. Under terms of the agreement, the Company agreed to engage RBC Dominion Securities (RBC), a member company of RBC Capital Markets, as its exclusive financial advisor in connection with a potential transaction involving the Company. This includes potential sale of the Company, investment by a third party, amalgamation, arrangement, or other business transaction involving the Company.

In addition to engaging outside technical professional consultants when needed, the Company on November 7, 2008 announced appointment of George Hawley as Technical Advisor to the Board of Directors. Mr. Hawley has 40 years experience in the processing of industrial minerals including mica, graphite, and silica, all of which are specific to the Bissett Creek property. Mr. Hawley worked for various mining companies in the USA, Europe, Japan, Australia, Africa and Canada and has published over 50 technical papers on industrial mineral products pertaining to technical and marketing topics.

The Company recognizes it requires additional capital in order to repay its existing debt in an orderly manner and to provide sufficient capital in order to continue development of the graphite property. It is continually pursuing financing alternatives. While it feels it will ultimately be successful in obtaining necessary financing, there is no assurance such investments/financings, loans or other types of financial assistance will be forthcoming. World markets since the summer of 2008 have greatly increased the difficulty in obtaining capital.


RESULTS OF OPERATIONS

During the fiscal years' ending December 31, 2008 and 2007, the Company had no revenues. The Company originally planned to complete the installation of its pilot plant which would have generated about 10 tons of graphite per day for distribution of samples to prospective customers of graphite. The expected cost of the pilot plant was higher than originally contemplated and the Company deferred setting up the pilot plant until it completed additional testing on the property. The general deterioration of financial markets in the summer of 2008 also contributed to a delay in construction of a pilot plant. The Company is also studying alternatives to its own pilot plant.

Total expenses and the resulting loss for the year in 2008 amounted to $1,579,801 vs. $2,761,455 in 2007. Due to a lack of capital and a significant downturn in business activity the Company decided to reduce general overhead, including consultants hired to assist in the development of the mine plan. This process was not completed until the end of the third quarter when final staff cuts were made. The most significant decrease was management fees which amounted to $827,398 vs. $1,596,263 in 2007. These figures include stock compensation expense of $176,427 in 2008 and $446,853 in 2007. Management expects further savings in 2009 when the full effect of the cost reductions will be felt. In 2008, management fees included a total of $445,439 paid in common stock for services compared to $641,976 paid for services in 2007.

The Company adopted SFAS 123 "Accounting for Stock-Based Compensation", effective April 1, 2007. Compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed as SFAS 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the year ending December 31, 2007. Expected volatility of 86.74%, risk-free interest rate 4%; and an expected life of up to 4 years. The Company confirms that all stock compensation disclosures adhere to SFAS 123(R).

General exploration expenses in 2008 were $49,565 vs. $418,599 in 2007. Because of financial constraints, the Company reduced its exploration activities at Bissett Creek in 2008 pending completion of additional financing. Subject to completion of additional financing, the Company expects to undertake additional drilling at its Bissett Creek property. It will advise shareholders of its program once necessary funding is obtained. In 2007, general exploration expenditures included consulting engineering charges, equipment evaluation, and drilling costs at the site, as well as completion of its NI43101 technical report.

Professional fees in the year amounted to $100,762 vs. $70,170 in 2007. This was the result of legal expenses in excess of $50,000 related to preparation of filings for matters that did not proceed. This is a one-time cost and expenses will decrease in the coming year.

Total depreciation expenses for 2008 were $201,843 compared to $225,575 in 2007.

Total royalty expenses were $22,059 in 2008 compared to $27,324 in 2007. The expenses in Canadian Dollars were the same each year with currency exchange rates accounting for the difference between 2008 and 2007. The Company is required to pay a yearly royalty of $27,000 Canadian whether graphite is produced or not. These payments are due semi-annually in March and September of each year. General and administrative expenses totaled $395,677 vs. $451,695 in 2007.

The foreign exchange loss in 2008 of $17,504 and the foreign exchange loss in 2007 of $40,491, reflects the large swing in exchange rates in 2007 and 2008. In 2007 the Canadian Dollar was essentially at par with the US Dollar whereas in 2008, the Canadian Dollar weakened against the US Dollar. At December 31, 2008, the US Dollar was valued at $0.817 against the Canadian Dollar. Financial statement reporting is conducted in $U.S. currency while most expenses occur in Canadian Dollars.

The Company had a net loss from operations of $1,579,801 vs. $2,761,455 in 2007. The Company recognizes that it must acquire additional financing in order to properly develop the Bissett Creek property and to sell the resulting graphite on the world market. There is no assurance that the Company or its management will be successful in its attempts to acquire additional financing.


Liquidity and Capital Resources

The Company had cash on hand at December 31, 2008 of $307 vs. $104,236 at December 31, 2007. The receivable on the Balance Sheet represents a refund of GST tax due from the Government of Canada. This tax refund was received by the Company in March 2009.

The Company has total deposits at December 31, 2008 of $12,026 vs. $12,510 at December 31, 2007. This includes a deposit on equipment in the amount of $10,000 in both years and a rent deposit in 2007 of $2,510.

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

During the year ending December 31, 2008, the Company had no fixed asset additions. In 2007 the Company had additions of $38,235. This included office equipment of $23,471 and additions to the Plant building of $14,764. In 2008, the Company agreed to sell some equipment to Montana Mining LLC of Nassau Bahamas for a total consideration of $105,000Cdn ($85,785US), subject to receipt of all funds prior to completion of the sale. At December 31, the Company had received $53,105US on deposit and subsequent to the year-end the Company received an additional $35,000Cdn ($28,595US). Once the balance of $4,085 is received, the Company will formally complete the sale of the equipment. Items to be sold are an Impact Crusher, and a Screening Plant.

The Company has total current liabilities in the amount of $672,319 at December 31, 2008 vs. $503,307 at December 31, 2007. This is comprised of:



                                        2008              2007
                                     ---------------------------

         Accounts payable             270,150           $114,986
         Accrued interest              65,317             52,089
         Loans payable - current      416,274            310,932
         Due to related party          28,472             25,000
         Customer Deposit              53,105                  0
                                     --------           --------
                                     $833,319           $503,307
                                     ========           ========

Included in current loans payable is a debt $90,796 plus accrued interest. This debt is repayable on July 15, 2009. There is also a loan in the amount of $161,000 which now has a note attached to it paying interest at 10% annually and is repayable on December 31, 2009. Current loans payable also includes a loan payable to a shareholder of $89,870US ($110,000Cdn) which carries interest at 10% on a promissory note. This note is currently due and arrangements will be made for repayment of this debt. The remaining current loans are due to two shareholders who are former officers and/or directors of the Company and amount to $74,608. It is the Company's intention to retire these loans in 2009 once additional financing is secured.

There are no terms of repayment at the present time regarding amounts due to related party.

The Company recognizes it does not have sufficient funds to retire these liabilities nor is there any assurance that it will be successful in raising the funds necessary to retire these obligations. The Company intends to continue to seek debt or equity financing from non-affiliates, officers, directors and shareholders. No commitments of any type have been made by any person or entity to provide financing. All risks and uncertainties inherent in any start-up company exist with respect to the Company. The Company does not have commitments for financing at this time but management is optimistic that sufficient financing can be obtained.

The Company has long term loans payable that have no documentation and no specific terms of repayment amounting to $334,714 at December 31, 2008 vs. $567,607 at December 31, 2007. Current loans payable amount $416,274 at December 31, 2009. All of these loans have notes except two loans totaling $74,608. The majority of the loans are in Canadian dollars and while the loan balances are essentially unchanged from 2007, the reporting difference results from currency fluctuations.

The Company requires additional capital in order to repay its existing debt in an orderly manner and to provide sufficient capital in order to continue development of the graphite property. Discussions are currently underway in regard to additional financing.

During 2008, the Company completed private placements as described below:

On February 26, 2008, the Company completed a private placement to one accredited investor for 227,273 restricted common shares at $0.11 per share for a total of $25,000. There were no warrants attached to this investment.

On March 10, 2008, the Company completed a private placement with five accredited investors for 1,780,000 units at $0.09 per unit for $160,200.. Each unit consisted of one share of common stock and one common stock purchase warrant entitling the investor to acquire an additional share of common stock at $0.15 per share on or before March 10, 2010.

On May 15, 2008, the Company completed a private placement to one accredited investor for 416,667 restricted common shares at $0.06 per share for $25,000. There were no warrants attached to this investment.

On June 30, 2008, the Company completed a private placement with six accredited investors for 6,575,000 units at $0.04 per unit for $265,000. Each unit consisted of one share of common stock and one-half common stock purchase warrant entitling the investor to acquire an additional share of common stock for each two common share purchase warrants held at $0.08 per share.

On November 7, 2008, the Company completed a private placement with one accredited investor for 250,000 units at $0.04 per unit for $10,000. Each unit consisted of one share of common stock and one-half common stock purchase warrant entitling the investor to acquire an additional share of common stock for each two common share purchase warrants held at $0.08 per share

In June 2007, the Company completed a private placement with a single investor for 910,000 units at $0.10 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant entitling the investor to acquire an additional share of common stock at $0.10 per share on or before April 3, 2009. This placement resulted in the issuance of 910,000 common shares and the receipt of $91,000 from the investor.

The Company also completed a second private placement in June 2007 with the sale to a single investor of 5,000,000 units at $0.05 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant entitling the investor to acquire an additional share of common stock at $0.05 per share on or before April 3, 2008. This placement resulted in the issuance of 5,000,000 common shares and the receipt of $250,000 from the investor.

In July, 2007, the Company completed a private placement with Wellington West Capital Inc for a net of $500,000. This was after payment of commissions of $33,333. Thirty accredited investors participated, at a price of $0.16 per share, less a commission of $0.01 per hare, for a net of $0.15 per share. There are also 500,000 Broker warrants issued at $0.16 exercisable up to April 27, 2009. This financing resulted in the issuance of 3,333,333 common shares. With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended and Regulation S. This transaction closed on July 9, 2007. At the same time, It completed a private placement to a single investor for 335,000 common shares at $0.16 per share for proceeds of $53,560.

On October 16, 2007, the Company closed an additional private placement with Wellington West Capital Inc for the sale to twelve (12) accredited investors, 1,538,891 common shares for a net price of $0.17 per share for $261,611, after payment of a commission of $15,389. A commission of $0.01 per share was paid on this transaction and there were no warrants attached to this financing.

On November 16, 2007, the Company closed an additional private placement with Wellington West Capital Inc for the sale to seventeen (17) accredited investors, 1,291,175 common shares for a net price of $0.17 per share for $219,500. A commission of $12,912 was paid regarding this financing. A commission of $0.01 per share was paid on this transaction and there were no warrants attached to this financing.

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

The following table provides aggregated information about Industrial Minerals, Inc.'s outstanding contractual obligations and other long-term liabilities as of December 31, 2008.

                             Payments due by Period

Contractual         TOTAL      Less than     1-3 Years   3-5 years  More than 5
Obligations                    I year                               years
---------------     -------    -----------   ---------   ---------  -----------

Long Term Debt      646,274    416,274 (1)   0           0          230,000 (2)
Capital Lease       0          0             0           0          0
Operating Lease     0          0             0           0          0
Purchase            0          0             0           0          0
Other Long Term     334,714    0             0           0          334,714 (3)
Liab.
                    -------    -----------   ---------   ---------  -----------
TOTAL               980,987    416,274       0           0          564,713
                    =======    ===========   =========   =========  ===========


(1) Includes debt of $341,666 with promissory notes and debt of $74,608 without specific term of repayment for a total of $416,274.

(2)  Reclamation deposit with Province of Ontario.

(3)  Unsecured debt with no terms of repayment.

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

The Company's financial statement has been presented on the basis that it is a going concern. The Company is in the exploration stage and has not earned significant revenues from operations. The Company's current liabilities exceed current assets by $805,565 and the Company recorded a net loss amounting to $1,579,801 during the year ended December 31, 2008. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital to pay its payables and debts, meet administrative expenses and advance its Bissett Creek Property and ultimately, achieve profitable operations. Management is attempting to obtain sufficient additional debt or equity financing to finance operations, capital improvements and other necessary activities to ensure the business becomes profitable. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of Robert G. Dinning, our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on his evaluation, Mr. Dinning concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The internal control deficiencies noted consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system. Mr. Dinning oversees our accounting and general internal control process, allowing him to override our internal control systems. As we have a very limited staff, we do not have other management staff with financial accounting experience for purposes of crosschecking or advising Mr. Dinning on our accounting or financial reporting processes. Our current processes and procedures require substantive manual intervention, estimation and reliance on several sources of information that are not integrated with our accounting system.

Accordingly, we have concluded that the above is a result of material weaknesses in our internal controls over financial reporting. Other than described above, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2008.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our president and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes an analysis under the COSO framework, an integrated framework for the evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, our management has concluded that our internal control over financial reporting was not effective during the fiscal year ended December 31, 2008. Management has determined that (i) our inadequate staffing and supervision, and the resulting ability of management to override our internal control systems, and (ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.


ITEM 9B - OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 The current Executive officers of Registrant at March 10, 2009 are:

         NAME                       POSITION HELD             TENURE
         ----                       -------------             ------

         Robert G. Dinning        President,CEO,CFO           Annual
                                    and Secretary

The persons who are directors of the Registrant at December 31, 2008 are:

         NAME                              AGE
         ----                              ---
         Robert G. Dinning                  69
         Chris Crupi                        39
         Greg Bowes                         54


Business Experience

The following is a brief account of the business experience during at least the past five years of the directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

Mr. Robert G. Dinning, - Director - is President, CEO, CFO and Secretary of the Company. Mr. Dinning is a Chartered Accountant, and a lifetime member of the Alberta Institute of Chartered Accountants. Mr. Dinning has an extensive background in corporate finance, having been and officer of a large public broadcasting company, a former investment officer of a subsidiary of a large Canadian bank, and in recent years, an officer and director of several public companies, primarily in the resource industry and the high tech industry. For the past five years, Mr. Dinning has acted as a self employed management consultant to both public and private companies, primarily in the resource industry. Mr. Dinning is currently a director of three other public companies.

Chris Crupi - Director - Appointed a director on June 23, 2008, Mr. Crupi is a chartered accountant. Mr. Crupi is currently president and chief executive officer and a director of Paramount Gold and Silver Corp, a publicly traded company listed on the AMEX and TSX stock exchanges. From 2000 to 2004, Mr. Crupi was a Vice President of Pricewaterhouse Coopers LLP. From 1996 to 2000 Mr. Crupi was with Ernst and Young. From 2005 to December 2007, Mr. Crupi was also president and chief financial officer of AMMEX Gold and Silver Corp., a publicly traded exploration mining company with property interests in the United States and Mexico. Mr. Crupi received a Bachelor of Commerce degree from the University of Ottawa in 1992. Mr. Crupi received his Chartered Accountant designation in 1995. Mr. Crupi was formerly a special assistant to the Honorable Don Mazankowski, Deputy Prime Minister and Minister of Finance from 1988 to 1993. Mr. Crupi is 40 years old. Mr. Crupi serves as Chairman of the audit committee for the Company.

Greg B. Bowes - Director - Appointed a director on June 23, 2008, Mr. Bowes holds an MBA in Finance and Accounting from Queens University (1979) and a BA with Honours in Earth Sciences (Geology) from the University of Waterloo (1977). Mr. Bowes has been CFO of Orezone Resources Inc, a publicly traded mining company with reserves in West Africa.

From February of 2006 to March of 2008, Mr. Bowes was the president and CEO of San Anton Resource Corporation, an exploration mining company and reporting issuer in Ontario, Canada, whose shares trade on the TSX Stock Exchange. From January of 2004 to March of 2007, Mr. Bowes was the vice president and then chief financial officer of Orezone Resources Inc., From 1992 to 2003, Mr. Bowes operated his own consulting firm providing financial, investment and management services to mining, mineral exploration and engineering clients. Mr. Bowes is 54 years old.

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

The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows: Robert G. Dinning did not timely file a Form 4 Change in Beneficial Ownership for a single transaction. Chris Crupi and Greg Bowes did not timely file a Form 3, Initial Statement of Beneficial Ownership.

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

ITEM 11- EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Cash Compensation.

     Compensation paid for all services provided up to December 31, 2008 -

(1)  to each of our executive officers and (2) to all officers as a group.

                                 ANNUAL COMPENSATION         LONG TERM COMPENSATION
                         ----------------------------------  ----------------------
                         -       ANNUAL COMPENSATION      -   - AWARDS     PAYOUTS -
                         --------- ------------------------  ---------- -----------

NAME AND PRINCIPAL       YEAR  SALARY    BONUS OTHER ANNUAL  RESTRICTED   All Other
Position                                       COMPENSATION    STOCK       Comp.
                                                              AWARD(S)     ($)
  (a)                     (b)    (c)      (d)      (e)          (f)         (i)

Robert Dinning, CEO/CFO  2008  108,000        0     0            0           0
                CEO      2007   54,000        0 $11,000          0           0
------------------------------------------------------------------------------------
David Wodar former
President/CEO            2008   61,212              0            0           0
                         2007   85,000           20,000
------------------------------------------------------------------------------------
W. Campbell Birge
former President &
CEO (resigned
04/16/07)                          0          0 $18,018          0           0
President & CEO &
------------------------------------------------------------------------------------
Paul Cooper, COO         2008   57,225        0     0            0           0
Paul Cooper, COO         2007   67,500        0     0            0           0
------------------------------------------------------------------------------------
Officers as a Group      2008  226,437
Officers as a Group      2007  206,500        0  $31,000         0           0
------------------------------------------------------------------------------------

The above covers compensation to officers for 2008 and 2007. No compensation was paid to Directors who were not officers.

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

The following summarized the stock options outstanding at the present time:

Equity compensation plans       No. of Securities        Weighted     Weighted
Not approved by              to be issued on exercise average price   Average
shareholders                  Of outstanding options   of options    Fair Value
------------                 -----------------------  ------------- ------------

Outstanding Dec 31, 2006                      0              0             0
Granted                              22,950,000          $0.106        $0.09
Exercised                                     0          $0.00         $0.00
Cancelled                            15,150,001          $0.00         $0.00

Exercisable                           7,799,999

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $176,427. There remains a balance of $223,886 to be expensed over the vesting period of the options.


Other than as disclosed above, no director or officer has been or was previously paid separate annual fees, meeting fees or any other form of compensation. Fees as outlined above to the three officers listed above are the sum total of compensation paid during the year.


The following committees have been formed as of July 23, 2008 and membership as of December 31, 2008 is as follows:

     1) Nominating Committee - Members are Robert Dinning, Chris Crupi and Greg Bowes. Messrs Crupi and Bowes are independent Directors as defined by the Sarbanes-Oxley Act of 2002.

     2) Audit Committee - Members are Chris Crupi who acts as chairman and Greg Bowes, both of whom are independent Directors as defined by the Sarbanes-Oxley Act of 2002.

     3) Compensation Committee - Members are Chris Crupi, Greg Bowes and Robert Dinning. Messrs Crupi and Bowes are independent Directors as defined by the Sarbanes-Oxley Act of 2002.

Compensation Discussion and Analysis
------------------------------------

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2008. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended December 31, 2008 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Board has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time paying cash salaries that are competitive with some of our peers with greater economic resources. Our compensation structure is weighted towards equity compensation in the form of options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program
------------------------------------------------

Our executive compensation program incorporates components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our executive compensation are listed below:

     o    Base Salary
     o    Stock Awards
     o    Other benefits available to all employees
     o Items specific to our President and Chief Executive Officer per an employment agreement


Base Salary: At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities. Base salaries may be established as necessary. During the year ended December 31, 2008 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives is equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. No stock compensation awards were granted during the year ending December 31, 2008.

Other Benefits: Our Executive Officers and employees receive no other benefits.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of March 23, 2009. There are 160,748,416 at March 23, 2009

--------------------------------------------------------------------------------
NAME AND ADDRESS OF              AMOUNT AND NATURE OF          PERCENT OWNERSHIP
BENEFICIAL OWNERSHIP             BENEFICIAL OWNERSIP              OF CLASS
--------------------------------------------------------------------------------

Robert G. Dinning, President &           4,405,000 (1)              2.74%
CEO And CFO
346 Waverley Street
Ottawa Ontario, Canada, K2P 0W5

Chris Crupi, Director,                   2,000,000                  1.24%
346 Waverley Street
Ottawa, Ontario, Canada K2P 0W5

Greg Bowes, Director                     2,000,000                  1.24%
346 Waverley Street
Ottawa Ontario, Canada, K2P 0W5

Directors and officers as a Group        8,405,000                  5.22%


(1) Total includes options exercisable by Mr. Dinning on April 3, 2009 in the amount of 1,000,000 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1) See attached Financial Statements.

       (2) Not applicable.

       (3) See (b) below.

(b)  Exhibits filed with this annual report.

 EXHIBIT NO.               DESCRIPTION
 -----------               -----------
3.1                        Articles of Incorporation (1)
3.2                        Bylaws (2)
14.1                       Code of Ethics (3)
31.1                       Section 302 Certification (CEO)
31.2                       Section 302 Certification (CFO)
32.1                       Section 906 Certification (CEO)
32.2                       Section 906 Certification (CFO)

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

(c)  Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Disclose, under the caption Audit Fees, the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

                           2008             2007
                         -------           -------
Audit fees               $20,975           $29,000

(2) Disclose, under the caption Audit-Related Fees, the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under
Item 9(e)(1) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

None

(2) Disclose, under the caption Tax Fees, the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(3) Registrants shall describe the nature of the services comprising the fees disclosed under this category.

                             2008                2007
                          -------------       -------------
                          $3,391.50 (1)         2,980 (2)

(1) Services rendered for consent letters included with registration statement.
(2) Consultation regarding application of U.S. GAAP.

(4) Disclose, under the caption All Other Fees, the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

None

(5) (i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

(ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

None

General.   Rotenberg & Co LLP, is the Company's principal public accounting firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Rotenberg's independence.

The Company appointed an Audit Committee in 2008 consisting of independent directors Chris Crupi and Greg Bowes. Mr. Crupi is a CA and a "qualified financial expert.


The auditors' full time employees performed all audit work.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Industrial Minerals, Inc.


 Date: March 30, 2009                           By: /s/Robert G. Dinning
                                                    ---------------------------
                                                    Robert G. Dinning,
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: March 30, 2009                          By: /s/Robert G. Dinning
                                                  --------------------
                                                  Robert G. Dinning
                                                  Chief Executive Officer and
                                                  Chief Financial Officer


DIRECTORS


Date: March 30, 2009                          By: /s/Robert G. Dinning
                                                  --------------------
                                                  Robert Dinning, Director and
                                                  CEO,CFO and Secretary



Date: March 30, 2009                          By: /s/ Chris Crupi
                                                  ---------------
                                                  Chris Crupi, Director



Date: March 30, 2009                          By: /s/ Greg Bowes
                                                  --------------
                                                  Greg Bowes, Director

 Rotenberg  & Co., LLP
Certified Public Accountants
                                               585.295.2400 * 585.295.2150 (fax)
              1870 Winton Road South, Rochester, NY 14618 * www.rotenbergllp.com


                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
  and Stockholders of Industrial
Minerals, Inc. and Subsidiary (An
Exploration Stage Company) Delaware


     We have audited the accompanying consolidated balance sheets of Industrial Minerals, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended and for the period since inception (November 6, 1996) to December, 31 2008. Industrial Mineral's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Minerals, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended and for the period since inception (November 6, 1996) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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




/s/ ROTENBERG & CO., LLP.
------------------------
Rochester, New York
  March 31, 2009

                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                     December 31, 2008 and December 31, 2007


                                                              December 31    December 31
ASSETS                                                            2008           2007
                                                              -----------    -----------
    CURRENT ASSETS
       Cash                                                   $       307    $   104,236
       Receivables                                                 15,420         18,520
       Deposits                                                    12,026         12,510
                                                              -----------    -----------
          Total Current Assets                                     27,753        135,266

    LONG-TERM DEPOSITS                                            230,000        230,000

    FIXED ASSETS
       Building and Equipment                                   2,388,876      2,388,876
       Less accumulated depreciation                           (1,097,209)      (895,366)
                                                              -----------    -----------
                                                                1,291,667      1,493,510
                                                              -----------    -----------



TOTAL ASSETS                                                  $ 1,549,420    $ 1,858,776
                                                              ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accounts payable                                       $   270,150    $   114,986
       Accrued interest payable                                    65,317         52,089
       Loans payable - current                                    416,274        310,932
       Due to related party                                        28,472         25,300
       Other current liabilities                                   53,105             --
                                                              -----------    -----------
          Total Current Liabilities                               833,319        503,307

    OTHER LIABILITIES
       Asset retirement obligations                               230,000        230,000
       Loans payable - Due beyond one year                        334,714        567,607
                                                              -----------    -----------
                                                                1,398,032      1,300,914
                                                              -----------    -----------

    STOCKHOLDERS' EQUITY
       Common stock, 200,000,000 shares authorized, $0.0001
          par value; 160,748,416 and 137,644,476 shares
          issued and outstanding, respectively                     16,072         13,761
       Additional paid-in capital                               9,972,214      8,801,197
       Accumulated other comprehensive income                    (105,985)      (105,985)
       Deficit accumulated during exploration stage            (9,730,913)    (8,151,111)
                                                              -----------    -----------

       TOTAL STOCKHOLDERS' EQUITY                                 151,388        557,862
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,549,420    $ 1,858,776
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements


                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          Period from
                                                                                                          Nov 6, 1996
                                                               Year Ended           Year Ended           (Inception)
                                                              December 31,          December 31,        to December 31,
                                                                 2008                  2007                  2008
                                                           ------------------    ------------------    ------------------
REVENUE
     Income earned during exploration stage                $               --    $               --    $           19,337
                                                           ------------------    ------------------    ------------------


EXPENSES
     Cost of revenues                                                      --                    --                86,901
     Professional fees                                                100,762                70,170             1,655,452
     Royalty fees                                                      22,059                27,324               147,437
     Depreciation and amortization                                    201,843               225,575             1,179,481
     Impairment of long-lived assets                                       --                    --               582,176
     Loss on disposal of assets                                            --                11,920                11,920
     Management fees and salaries                                     827,398             1,596,263             3,370,035
     General exploration expense                                       49,565               418,599               468,164
     Other general and administrative                                 395,677               451,695             5,000,407
                                                           ------------------    ------------------    ------------------

        TOTAL EXPENSES                                              1,597,305             2,801,546            12,501,974
                                                           ------------------    ------------------    ------------------

LOSS FROM OPERATIONS                                               (1,597,305)           (2,801,546)          (12,536,889)
                                                           ------------------    ------------------    ------------------

OTHER INCOME (EXPENSE)
     Interest income                                                                             --                 3,172
     Gain from extinguishment of debt                                                                           1,047,634
     Foreign currency loss                                            (17,504)              (40,091)              (57,595)
     Other income                                                                                --                   594
                                                           ------------------    ------------------    ------------------

        TOTAL OTHER INCOME                                            (17,504)              (40,091)              993,805
                                                           ------------------    ------------------    ------------------

LOSS FROM OPERATIONS                                               (1,579,801)           (2,761,456)          (11,427,894)
                                                           ------------------    ------------------    ------------------

INCOME TAXES                                                               --

NET LOSS                                                   $       (1,579,801)           (2,761,456)          (11,427,894)
                                                           ==================    ==================    ==================

     NET LOSS PER SHARE, BASIC AND DILUTED                 $            (0.01)                (0.02)
                                                           ==================    ==================

WEIGHTED AVERAGE NUMBER OF
     COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:          139,275,920           127,672,181
                                                           ==================    ==================



          See accompanying notes to consolidated financial statements

                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Period from
                                                                                        November 6, 1996
                                                                                         (Inception of
                                                              Year           Year      Exploration Stage)
                                                              Ended          Ended            To
                                                          December 31,    December 31,    December 31,
                                                              2008           2007             2008
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ (1,579,801)   $ (2,761,455)   $(11,427,894)
    Adjustments to reconcile net loss
        to net cash used by operating activities:
           Depreciation                                        201,843         225,575       1,171,189
           Provision for bad debts                                --                --          49,676
           Stock issued for services                           623,127       1,089,470       2,127,203
           Impairment of long-lived assets                        --                --         297,882
           Loss on disposal of assets                             --            11,920          66,170
           Gain on extinguishment of debt                         --                --      (1,047,634)
           Changes in:
               Receivables                                       3,100         (18,520)        (19,589)
               Inventory                                          --              --            (5,527)
               Prepaid expenses                                   --              --              (540)
               Deposits                                            484          (2,510)        (12,026)
               Accounts payable and accrued expenses           127,565           4,276          89,123
               Accrued interest payable                         13,228          13,318         333,598
               Due to related parties                            4,520            --           664,426
                                                          ------------    ------------    ------------
    Net cash used in operating activities                     (605,934)     (1,437,926)     (7,718,943)
                                                          ------------    ------------    ------------
    Cash flows from investing activities:
        Purchase of building and equipment                        --           (38,235)     (2,116,266)
        Advance received for sale of Equipment                  53,105            --            53,105
        Investment in Multiplex                                   --              --           (75,000)
        Acquisition of goodwill                                   --              --          (149,057)
        Loan to related party                                     --              --           (50,000)
        Long-term deposits                                        --              --          (159,600)
                                                          ------------    ------------    ------------
    Net cash used in investing activities                       53,105         (38,235)     (2,496,818)
                                                          ------------    ------------    ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds from sale of common stock                 485,200       1,570,805       4,747,267
        Net proceeds from loans payable                           --            23,246       7,272,185
        Loan repayments                                        (18,796)        (10,000)     (1,786,020)
        Proceeds from mortgage                                    --              --            17,000
        Principal payments on mortgage                            --           (10,413)        (17,000)
        Stock issued in settlement of debt                        --              --              --
        Cash acquired in acquisition of Peanut
        Butter & Jelly, Inc.                                      --              --               140
                                                          ------------    ------------    ------------
    Net cash provided by financing activities                  466,404       1,573,638      10,233,572
                                                          ------------    ------------    ------------
    Effect of Exchange Rate on Changes in Cash                 (17,504)             --         (17,504)

NET INCREASE (DECREASE) IN CASH                               (103,929)         97,477             307


Cash, beginning of period                                      104,236           6,759            --
                                                          ------------    ------------    ------------

Cash, end of period                                       $        307    $    104,236    $        307
                                                          ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

    Interest paid                                         $       --      $       --      $      4,524
                                                          ============    ============    ============
    Income taxes paid                                     $       --      $       --      $       --
                                                          ============    ============    ============

    Non-cash investing and financing activities:
        Shares issued for related party debt                    61,200            --            61,200
                                                          ============    ============    ============

        Shares issued for debt                                    --              --        11,437,279
                                                          ============    ============    ============

        Shares issued for services                                --           642,617         642,617
                                                          ============    ============    ============

        Shares issued for investment                              --              --           200,030
                                                          ============    ============    ============

        Shares issued for accrued interest                        --              --           651,702
                                                          ============    ============    ============

        Long term deposits financed by accounts payable           --              --            70,400
                                                          ============    ============    ============

    Property costs financed by issuance of common stock           --              --            30,000
                                                          ============    ============    ============

    Equipment financed by:
        Accounts payable                                          --              --           200,000
        Issuance of common stock                                  --              --             5,000
                                                          ------------    ------------    ------------

                                                                  --              --           205,000
                                                          ============    ============    ============

          See accompanying notes to consolidated financial statements


                     INDUSTRIAL MINERALS, INC.AND SUBSIDIARY
                         (An Exploration Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               December 31, 2008

                                                                            Accumulated  Accumulated      Common
                                            Common Stock                      Deficit       Other         Stock           Total
                                        --------------------    Additional    During       Compre-       Subscrip-    Stockholders'
                             Number        Number                 Paid-in   Exploration    hensive         tions         Equity
                           of Shares     of Shares    Amount      Capital      Stage        Income       Received       (Deficit)
                          -----------   -----------   ------    ----------- -----------    ---------    ---------    -----------
Inception -
 November 6, 1996 -
 See Note A below                  --            --   $    --   $        -- $        --    $      --    $      --             --
Balance at
 December 31, 1998            252,500       757,500        76       505,092    (750,830)          --           --       (245,662)
Issuance of common
  stock for cash               30,000        90,000         9       146,612          --           --           --        146,621
Issuance of common
 stock for services            55,000       165,000        17       274,983          --           --           --        275,000
Net Loss                           --            --        --            --    (259,404)          --           --       (259,404)
                          -----------   -----------   -------   ----------- -----------    ---------    ---------    -----------
Balance at
 December 31, 1999            337,500     1,012,500       102       926,687  (1,010,234)          --           --        (83,445)

Issuance of common
 stock for cash                84,900       254,700        25       413,045          --           --           --        413,070
Issuance of common
 stock for services            70,000       210,000        21       349,979          --           --           --        350,000
Issuance of common
 stock for Multiplex
 stock                          3,000         9,000         1            29          --           --           --             30
Issuance of common
 stock for acquisition        475,463     1,426,389       143         4,603          --           --           --          4,746
Net Loss                           --            --        --            --    (694,758)          --           --       (694,758)
                          -----------   -----------   -------   ----------- -----------    ---------    ---------    -----------
Balance at
 December 31, 2000            970,863     2,912,589       292     1,694,343  (1,704,992)          --           --        (10,357)

Issuance of common
 stock for compensation        30,000        90,000         9        59,991          --           --           --         60,000
Net Loss                           --            --        --            --     (67,251)          --           --        (67,251)
                          -----------   -----------   -------   ----------- -----------    ---------    ---------    -----------
Balance at
 December 31, 2001          1,000,863     3,002,589       301     1,754,334  (1,772,243)          --           --        (17,608)

Issuance of common
 stock re acquisition of   35,000,000   105,000,000    10,500    (1,747,393)  1,696,982           --           --        (39,911)
 Industrial Minerals
 Incorporated
Minimum 50 shares
 post-split allocation         30,758        92,274         6            (6)         --           --           --             --
Net Loss                           --            --        --            --    (520,242)          --           --       (520,242)
                          -----------   -----------   -------   ----------- -----------    ---------    ---------    -----------

Balance at
 December 31, 2002         36,031,621   108,094,863    10,807         6,935    (595,503)          --           --       (577,761)

Minimum 50 shares
 post-split allocation            327           981        --            --          --           --           --             --

Net Loss                           --            --        --            --  (1,133,197)          --           --     (1,133,197)
                          -----------   -----------   -------   ----------- -----------    ---------    ---------    -----------
Balance at
 December 31, 2003         72,063,896   108,095,844    10,807         6,935  (1,728,700)          --           --     (1,710,958)

Allocation on round-up
 of shares                          7             7        --            --          --           --           --             --
Issuance of common
 stock in settlement
 of debt                    3,492,115     3,492,115       349     4,190,189          --           --           --      4,190,538
Net Loss                           --            --        --            --    (561,153)          --           --       (561,153)
                          -----------   -----------   -------   ----------- -----------    ---------    ---------    -----------
Balance at
 December 31, 2004        111,587,966   111,587,966    11,156     4,197,124  (2,289,853)          --           --      1,918,427
Net Loss                           --            --        --            --  (1,844,219)          --           --     (1,844,219)
                          -----------   -----------   -------   ----------- -----------    ---------    ---------    -----------
Balance at
 December 31, 2005        111,587,966   111,587,966    11,156     4,197,124  (4,134,072)          --           --         74,208

Issuance of common
 stock for cash               200,000       200,000        20        69,640          --           --           --         69,660
Issuance of common
 stock in settlement
 of debt                    6,255,810     6,255,810       625     1,876,118          --           --           --      1,876,743
Net Loss                           --            --        --            --  (1,255,584)          --           --     (1,255,584)
                          -----------   -----------   -------   ----------- -----------    ---------    ---------    -----------
Balance at
 December 31, 2006        118,043,776   118,043,776    11,801     6,142,882  (5,389,656)          --           --        765,027

Issuance of common
 stock for cash            13,193,699    13,193,699     1,319     1,569,486          --           --           --      1,570,805
Issuance of common
 stock for services         6,407,001     6,407,001       641       641,976          --           --           --        642,617
Stock compensation
 expense                           --            --        --       446,853          --           --           --        446,853
Foreign Currency
 Translation                       --            --        --            --          --     (105,985)          --       (105,985)

Net Loss                           --            --        --            --  (2,761,455)          --           --     (2,761,455)
                          -----------   -----------   -------   ----------- -----------    ---------    ---------    -----------
Balance at
 December 31, 2007        137,644,476   137,644,476    13,761     8,801,197  (8,151,111)    (105,985)          --        557,862
                          ===========   ===========   =======   =========== ===========    =========    =========    ===========

Issuance of common
 stock for cash                    --     9,248,940       925       484,275          --           --     (265,000)       220,200
Issuance of common
 stock for services                --    12,605,000     1,261       445,439          --           --           --        446,700
Stock compensation
 expense                           --            --        --       176,427          --           --           --        176,427
Common stock
 subscriptions
 received                          --            --        --            --          --           --      265,000         65,000
Issuance of common
 stock for
 settlement of debt                --     1,250,000       125        64,875          --           --           --         65,000
Net Loss                           --            --        --            --  (1,579,801)          --           --     (1,579,801)
                          -----------   -----------   -------   ----------- -----------    ---------    ---------    -----------
Balance at
 December 31, 2008                 --   160,748,416    16,072     9,972,214  (9,730,913)    (105,985)          --        151,388
                          ===========   ===========   =======   =========== ===========    =========    =========    ===========

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

(b) Nature of Operations

The Company owns the mineral rights on its Bissett Creek Graphite property in the Province of Ontario, Canada. Commissioning of the plant began in September 2004 and preliminary testing of the graphite began in fiscal 2005. During 2007, the Company received its completed NI 43101 Resource Estimate report from Geostat Services Inc. As a result of this report it is the intention of the Company to proceed to additional exploration and pilot plant testing and preparation of final feasibility. Once this is completed the Company intends to proceed to full plant development of a 2,500 tonne of ore per day plant using a standard wet flotation recovery process, with an upgrade facility to produce high purity graphite.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the assets may not be recoverable. In determining whether there is an impairment of long-lived assets, the Company compares the sum of the expected future net cash flows (undiscounted and without interest charges) to the carrying amount of the assets. For the years ended December 31, 2008 and 2007, no impairment in value has been recognized. For the period since inception, $582,176 of impairment losses were recognized.

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

(j) Fair Value of Financial Instruments

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The fair market value of the Company's financial instruments comprising cash, accounts receivable and accounts payable and accrued liabilities were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The estimated fair value of the Company's financial instruments approximated their carrying values at December 31, 2008 and 2007.

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

(l) Income Taxes

The Company is liable for income taxes on future taxable income generated. As of December 31, 2008, the Company has net loss carry forwards of $9,738,500 which will be used as an offset to future taxable income. Due to the Exploration Stage nature of the Company, a deferred tax asset has not been recorded at December 31, 2008.

(m) Principles of Consolidation

The consolidated financial statements include all accounts of Industrial Minerals, Inc. and its wholly owned subsidiary, Industrial Minerals Canada, Inc. All material inter-company transactions have been eliminated.

(n) Recent Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements but does not expect it to have a material effect.

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31 2009/2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009/2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 161, " Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133 ". SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 162, " The Hierarchy of Generally Accepted Accounting Principles ". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, " Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60 " ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its financial statements but does not expect it to have a material effect.

NOTE 2 - BUILDING AND EQUIPMENT

Building and equipment are recorded at cost. A summary of building and equipment at December 31, 2008 and 2007 are as follows:

                                                       2008               2007
                                                    ----------        ----------
Building and improvements                           $  591,005        $  591,005
Equipment                                            1,567,871         1,567,871
Mine closure deposit                                   230,000           230,000
                                                    ----------        ----------
Total building and equipment                         2,388,876         2,388,876
Less accumulated depreciation                        1,097,209           895,366
                                                    ----------        ----------
Net building and equipment                          $1,291,667        $1,493,510
                                                    ==========        ==========

NOTE 3- LOANS PAYABLE

Loans payable at December 31, 2008 and 2007 consists of the following:

                                                          2008           2007
                                                       ---------      ---------
Non-affiliated shareholder, unsecured,
 interest at 10%. No installments                      $  161,000     $  161,000
 required.
Principal and accrued interest at 7%
 Due July 2008.                                            90,796         90,796
Non-affiliated shareholder, unsecured,
interest at 10%. No installments
 required.                                                 89,870        111,320
Non-affiliated shareholder, unsecured,
 Interest at 10%. No installments                              --         23,456
Non-affiliated shareholders(2), unsecured                  74,608         85,360
                                                       ----------     ----------

Loans payable - current                                   416,274        471,932
                                                       ----------     ----------
Loans - noncurrent, unsecured,
 no terms of repayment, and no interest                   334,714        406,607
                                                       ----------     ----------

Total notes payable                                     $ 750,988      $ 878,539
                                                        =========      =========

                              INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE-4 RELATED PARTY TRANSACTION

The Company was liable to an officer of the Company, for unpaid management fees of $26,021 and loan from a director of $2,451, for a total of $28,472 owing to related parties at December 31, 2008. Related party balances at December 31, 2007 amounted to $25,300.

NOTE-5 COMMITMENTS

(a) Office Space

As of July 1, 2007, the Company leased premises for its head office at 2904 South Sheridan Way, Suite 100, Oakville Ontario, L6J 7L7. The lease executed was for a three year period. The Company is in negotiations regarding termination of this lease. The office of the Company has been moved to 346 Waverley Street, Ottawa Ontario, K2P 0W5.

The Company terminated its former lease during 2007 located at #304 - 201 Broad Street, Mankato, Minnesota. This lease was originally set to expire on September 30, 2008 but the landlord and tenant agreed to terminate the lease in return for a termination fee of $5,000 which was paid.

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

Note 6 - Capital Stock

There were 23,103,940 common shares of capital stock issued during 2008 in return for cash, services and settlement of debt. The Company has 160,748,416 shares issued and outstanding at December 31, 2008.

Note 7 - Stock Option Plan

The Company adopted SFAS 123 "Accounting for Stock-Based Compensation", effective April 1, 2007. Compensation cost for the Company's stock options have been determined in accordance with the fair value based method prescribed as SFAS 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the year ending December 31, 2008. Expected volatility of 86.74%, risk-free interest rate 4%; and an expected life of up to 4 years.

The following summarized the stock options outstanding at the present time:


Equity compensation plans       No. of Securities        Weighted     Weighted
Not approved by              to be issued on exercise average price   Average
shareholders                  Of outstanding options   of options    Fair Value
------------                 -----------------------  ------------- ------------
Outstanding Dec 31, 2006                0                   0            0

Granted to date                     22,950,000            $0.106       $0.09

Exercised                               0                 $0.00        $0.00

Cancelled                           15,150,001            $0.00        $0.00

Exercisable                          7,799,999

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $176,427. There remains a balance of $223,886 to be expensed over the vesting period of the options.

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements

NOTE 8- GOING CONCERN

The Company is an Exploration Stage Company that incurred a net loss of $1,579,801 for the year ended December 31, 2008 and has an accumulated deficit of $9,730,913 since inception of the Company. Current liabilities exceed current assets by $805,565 and the Company's ability to continue as a going concern is dependent upon its ability to obtain additional capital to pay payables and loans, meet administrative expenses and continue the development of its Bissett Creek Property. The Company is actively seeking additional capital and management believes that the Bissett Creek Property can ultimately be developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

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

NOTE 10 - Comprehensive Loss

Comprehensive loss for the years ended December 31, 2008 and 2007 consisted of the following:
                                                   2008            2007
                                                ----------      ----------

     Net loss                                   (1,579,801      (2,761,455)
     Foreign currency translation                       --        (105,985)
                                                ----------      ----------
                                                (1,579,801)     (2,867,440)
                                                ==========      ==========

NOTE 11- INCOME TAXES

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

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)

                   Notes to Consolidated Financial Statements


The net deferred income tax asset consisted of the following components at December 31, 2008 and 2007:

                                                  2008           2007
                                              ------------    ------------
     Deferred tax asset:
     Net operating loss carry forwards        $ 11,427,894       9,848,093
     Valuation allowance                       (11,427,894)     (9,848,093)
                                              ------------    ------------

     Net deferred income tax asset            $         --    $         --
                                              ============    ============

At December 31, 2008, the Company had a net operating loss carry forwards of approximately $11,427,894 for federal income tax purposes. These carry forwards if not utilized to offset taxable income will begin to expire in 2020.