Form 10-Q
period 2009-03-31
INDUSTRIAL MINERALS INC
filed 2009-05-15
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2009

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_]No [_]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 8, 2009: 160,748,416 shares

                         PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2008, included in the Company's Form 10-K.

                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2008 and December 31, 2008




                                                     March  31      December 31
                                                        2009           2008
                                                     -----------    -----------
CURRENT ASSETS
   Cash                                              $     3,856    $       307
   Receivables                                             1,426         15,420
   Deposits                                               11,969         12,026
                                                     -----------    -----------
      Total Current Assets                                17,251         27,753

LONG-TERM DEPOSITS                                       230,000        230,000

FIXED ASSETS
   Building and Equipment                              2,388,876      2,388,876
   Less accumulated depreciation                      (1,133,568)    (1,097,209)
                                                     -----------    -----------
                                                       1,255,308      1,291,667
                                                     -----------    -----------

                                                     $ 1,502,559    $ 1,549,420
                                                     ===========    ===========
CURRENT LIABILITIES
   Accounts payable                                  $   268,398    $   270,150
   Accrued interest payable                               72,358         65,317
   Loans payable - current                               413,192        416,274
   Due to related party                                   50,181         28,472
   Customer Deposit                                       82,576         53,105
                                                     -----------    -----------
      Total Current Liabilities                          886,705        833,319

OTHER LIABILITIES
   Asset retirement obligations                          230,000        230,000
   Loans payable                                         326,234        334,714
                                                     -----------    -----------
                                                       1,442,938      1,398,033
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock, 200,000,000 shares authorized,
      $0.0001 par value; 160,748,416 and 160,748,416
      shares issued and outstanding, respectively         16,072         16,072
   Additional paid-in capital                         10,017,019,     9,972,214
   Accumulated other comprehensive income               (105,985)      (105,985)
   Deficit accumulated during exploration stage       (9,867,486)    (9,730,913)
                                                     -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY                             59,621        151,388
                                                     -----------    -----------

                                                     $ 1,502,559    $ 1,549,420
                                                     ===========    ===========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                       2

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                            Period from
                                                                                            Nov 6, 1996
                                                         3 Months Ended   3 Months Ended    (Inception)
                                                            March 31,         March 31,     to March 31,
                                                              2009              2008           2009
                                                          -------------    -------------    -------------
REVENUE
    Income earned during exploration stage                $          --    $          --    $      19,337
                                                          -------------    -------------    -------------
EXPENSES
    Cost of revenues                                                 --               --           86,901
    Professional fees                                            19,550           86,892        1,675,002
    Royalty fees                                                 10,719           13,139          158,156
    Depreciation and amortization                                36,359           50,461        1,215,840
    Impairment of long-lived assets                                  --               --          582,176
    Loss on disposal of assets                                       --               --           11,920
    Management fees and salaries                                 74,797          299,435        3,444,832
    General exploration expense                                     166           40,806          468,330
    Other general and administrative                             15,650           80,927        5,016,057
                                                          -------------    -------------    -------------

      TOTAL EXPENSES                                            157,241          571,660       12,659,214
                                                          -------------    -------------    -------------

LOSS FROM OPERATIONS                                           (157,241)        (571,660)     (12,639,877)
                                                          -------------    -------------    -------------

OTHER INCOME (EXPENSE)
    Interest income                                                  --               --            3,172
    Gain from extinguishment of debt                                 --               --        1,047,634
    Foreign currency gain (loss)                                 20,669           47,313          (36,926)
    Other income                                                     --              594
                                                          -------------    -------------    -------------

      TOTAL OTHER INCOME                                         20,669           47,313        1,014,474
                                                          -------------    -------------    -------------

LOSS FROM OPERATIONS                                           (136,572)        (524,347)     (11,625,403)
                                                          -------------    -------------    -------------

INCOME TAXES                                                         --

NET LOSS                                                  $    (136,572)        (524,347)     (11,625,403)
                                                          =============    =============    =============

    NET LOSS PER SHARE, BASIC AND DILUTED                 $       (0.00)           (0.00)
                                                          =============    =============

WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:     160,748,416      138,145,668
                                                          =============    =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Period from
                                                                                      November 6, 1996
                                                                                        (Inception of
                                                               Three Months Ended     Exploration Stage)
                                                                   March 31                   To
                                                             2009            2008       March 31, 2009
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $   (136,572)   $   (524,347)   $(11,564,466)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
       Depreciation                                            36,359          50,461       1,207,548
       Provision for bad debts                                     --              --          49,676
       Stock issued for services                               44,805          94,403       2,172,008
       Impairment of long-lived assets                             --              --         297,882
       Loss on disposal of assets                                  --              --          66,170
       Gain on extinguishment of debt                              --              --      (1,047,634)
       Changes in:
         Receivables                                           13,994          11,452          (5,595)
         Inventory                                                 --              --          (5,527)
         Prepaid expenses                                          --              --            (540)
         Deposits                                                  57              97         (11,969)
         Accounts payable and accrued expenses                 (1,752)        199,794          87,371
         Accrued interest payable                               7,041           3,783         340,639
         Due to related parties                                21,709              --         686,135
                                                         ------------    ------------    ------------
   Net cash used in operating activities                      (14,359)       (164,357)     (7,728,302)
                                                         ------------    ------------    ------------
   Cash flows from investing activities:
     Purchase of building and equipment                            --              --      (2,116,266)
     Advance received for sale of Equipment                    29,471              --          82,576
     Investment inMultiplex                                        --              --         (75,000)
     Acquisition of goodwill                                       --              --        (149,057)
     Loan to related party                                         --              --         (50,000)
     Long-term deposits                                            --              --        (159,600)
                                                         ------------    ------------    ------------
   Net cash used in investing activites                        29,471              --      (2,467,347)
                                                         ------------    ------------    ------------

   CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from sale of common stock                        --         185,200       4,747,267
     Net proceeds from loans payable                               --              --       7,272,185
     Loan repayments                                               --          (5,839)     (1,786,020)
     Proceeds from mortgage                                        --              --          17,000
     Principal payments on mortgage                                --              --         (17,000)
     Stock issued in settlement of debt                            --              --              --
     Cash acquired in acquisition of Peanut Butter &
     Jelly, Inc.                                                   --              --             140
                                                         ------------    ------------    ------------
   Net cash provided by financing activities                       --         179,361      10,233,572
                                                         ------------    ------------    ------------
   Effect of Exchange Rate on Changes in Cash                 (11,562)        (47,313)        (29,066)

NET INCREASE (DECREASE) IN CASH                                 3,549         (32,310)          3,549


Cash, beginning of period                                         307         104,236             307
                                                         ------------    ------------    ------------

Cash, end of period                                      $      3,856    $     71,927    $      3,856
                                                         ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                         $         --    $         --    $         --
                                                         ============    ============    ============
   Income taxes paid                                     $         --    $         --    $         --
                                                         ============    ============    ============

   Non-cash investing and financing activities:
     Shares issued for related party debt                          --              --          61,200
     Shares issued for debt                                        --              --      11,437,279
                                                         ============    ============    ============

     Shares issued for services                                    --              --         642,617
                                                         ============    ============    ============

     Shares issued for investment                                  --              --         200,030
                                                         ============    ============    ============

     Shares issued for accrued interest                            --              --         651,702
                                                         ============    ============    ============
     Long term deposits financed by accounts payable               --              --          70,400
                                                         ============    ============    ============

   Property costs financed by issuance of common stock             --              --          30,000
                                                         ============    ============    ============
   Equipment financed by:
     Accounts payable                                              --              --         200,000
     Issuance of common stock                                      --              --              --
                                                         ------------    ------------    ------------

                                                                   --              --         205,000
                                                         ============    ============    ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
          Notes to Consolidated Financial Statements Three month period ended March 31, 2009 and 2008

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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currencies of our subsidiaries), as well as their effect on the dollar denominated inter-company obligations between us and our foreign subsidiaries. All inter-company balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended March 31, 2009 and 2008, we recognized foreign currency gain of $20,669 and $47,313, respectively.

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2008.

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

SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. Adoption of SFAS 157 did not have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement NO. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 14, 2007. As such, the Company was required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. Adoption of SFAS 159 did not have a material effect on the Company's financial statements.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At March 31, 2009, the Company had a negative working capital of $ 869,453, recurring losses, and an accumulated deficit of $ 9,867,486 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three month period ended March 31, 2009 and 2008. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2007.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

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


The following table summarizes stock option activity for the three months ended March 31, 2009:


                               Number of securities to be    Weighted-average     Weighted
Equity compensation plans                issued               exercise price       Average
 not approved by security           upon exercise of          of outstanding        Fair
         holders                   outstanding options           options            Value
---------------------------    ----------------------------  -----------------    --------
Outstanding Dec 31, 2008                7,799,999              $  0.106           $0.09
Granted                                         0
Exercised                                       0              $  0.00            $0.00
Cancelled or expired
                               ----------------------------     --------
Total                                    7,799,999
                               ============================
Exercisable at March 31, 2009            6,799,999

The difference of 1,000,000 has not yet vested.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the three months ending March 31, 2009 of $44,805. There remains a balance of $179,081 to be expensed over the vesting period of the options.

Note 6 - ASSET RETIREMENT OBLIGATION

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


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease
---------------

The Company relocated its head office to 346 Waverley Street, Ottawa Ontario, Canada, K2P 0W5 effective September 30, 2008. There is no lease arrangement at the present time and the premises are occupied on a month to month basis.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     , The Company has continued
work at the mine site, including various meetings with Knight-Piesold (environmental consulting firm) to review and update environmental monitoring requirements under the Mine Closure Plan (MCP), initial meetings with the area First Nations communities (Algonquin)including an inter-ministerial meeting to work towards a Memorandum of understanding between the Company, Government agencies, and First Nations leaders, general site cleaning, building repairs.

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

The Company continues to explore alternate financing options which the Company acknowledges must be finalized prior to implementation of a pilot plant program. The Company is also exploring a work program at the site including a possible drilling program, should it succeed in resolving its funding requirements.


RESULTS OF OPERATIONS


For the three month period ending March 31, 2009, the Company incurred a loss of $ $136,572 compared to a loss of $524,347 for the three months ending March 31, 2008. The Company had no revenues for the three months ending March 31, 2009. The Company continues as an Exploration Stage Company and will not have revenues until a proposed feasibility study is completed, a determination is made as to the method of production, and the Company acquires the necessary equipment to commence production.

During the three month period ending March 31, 2009, the Company did not complete any private placements. The Company did receive an additional deposit of $29,471 regarding the sale of surplus Equipment at the mine site. This transaction should be completed by June 30, 2009.

For the three months ending March 31, 2009, expenses amounted to $157,241 compared to $571,660 for the Three months ending March 31, 2008. Professional fees were $19,550 compared to $86,892 for the three months ended March 31, 2008 Professional expenses in the previous year were higher mainly because of increased legal fees related to proposed financings, and statutory filings related to financings.

Management fees and salaries were $74,797 for the three months ended March
31, 2009 compared to $299,435 for the three months ending March 31, 3008. Current fees include a charge of $44,805 for stock compensation expense re options previously authorized. In the three months ending March 31, 2008, management fees of $299,435 included stock compensation expense of $94,403. As at March 31, 2009, there is a balance of $179,081 in stock compensation expense remaining to be written off.

Management fees have significantly been reducted as a result of a reduction in personnel as compared to the previous year. General exploration expenses in the three months ending March 31, 2009 were only $166 vs. $40,806 for the three month period ending March 31, 2008

There was significant work undertaken the previous year at the site whereas no work has been undertaken this year as the Company continues to explore its financing options for further development work at Bissett Creek. General and administrative expenses for the three months ending March 31, 2009 amount to $15,650 compared to $80,927 in the three months ended March 31, 2008. Expenses for general and administrative will continue to be tightly monitored pending completion of additional financing and implementation of the next phase of the development program.

At March 31, 2009, the Company had outstanding options in the amount of
 7,799,999 shares of which 6,799,999 were exercisable at March 31, 2009. The remaining 1,000,000 are not vested yet as of March 31, 2009.

The original option plan adopted in 2007 and the Company issued 22,950,000 in options. Subsequent resignations and terminations resulted in cancellation of 15,150,001 options for a present balance outstanding of 7,799,999. When an employee/consultant/director resigns or is terminated, only shares vested at time of departure remain with the individual as an option and these all have a time period when they must be exercised.

On September 23, 2008, the Company moved its headquarters to 346 Waverley St. Ottawa Ontario, Canada K2P 0W5.

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

For the three months ended March 31, 2009, the Company incurred a loss of 136,572 vs. a loss of $524,347 for the three months ended March 31, 2008. ,
 While the Company has been successful in arranging necessary private placement financing over the years, the Company cautions that until it has completed its feasibility study and Baseline Mineralogical Assessment, there is no assurance that a commercially viable mineral deposit exists on the property, and that further exploration may be required before a final evaluation as to any economic and legal feasibility is determined. The Company received its NI 43101 report December 27, 2007 and it was filed with regulatory authorities at that time.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had cash on hand in the amount of $3,856 compared to $307 at December 31, 2008. The Company completed several private placements in the year ending December 31, 2009 resulting in $475,200 being raised. In the three months ending March 31, 2009, the Company has not completed any private placements but did receive an additional deposit of $26,202 regarding the proposed sale of surplus equipment.



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

The Company has accounts payable of $268,398 at March 31, 2009 vs. $288,629 at March 31, 2008 and $270,150 at December 31, 2008. Accrued interest payable of $72,358 is outstanding at March 31, 2009 . This pertains to accruals on loans payable of $413,192 currently due. Negotiations are continuing regarding settlement of this debt.


The Company has current loans payable of $413,192 at March 31, 2009.
This includes a loan for $90,795 with interest at 7%, loan of $161,000 with interest at 10%, a loan of $87,340 with interest at 10% and loans totaling $74,056 with no interest and no specific terms of repayment. Discussions are proceeding regarding ultimate settlement of these debts of $74,056 as they are with former officers/directors of the Company who continue to assist the Company in its efforts to obtain additional financing.


Loans due beyond one year in the amount of $326,234 are unsecured, with no specific terms of repayment.

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

Mr. David Wodar, former President of the Company has filed a Statement of Claim in the Province of Ontario, Canada, claiming severance and termination benefits in the amount of $220,000. The parties are in discussions to resolve this matter.

A Statement of Claim has been filed by Westwynd Retail Consultants in regard to repayment of a note payable outstanding in the amount of $89,870. Judgment has been granted in this matter.

A Statement of Claim has been filed by McEwen Petroleum in the amount of $10,000 re account balance outstanding. The Company is n discussions regarding settlement of this matter.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Dated:  May 15, 2009                    INDUSTRIAL MINERALS, INC.

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


Dated: May 15, 2009                   INDUSTRIAL MINERALS, INC.

                                  By: /s/ Robert Dinning
                                      -----------------------------------------
                                      Robert Dinning, Chief Financial Officer