Form 10-Q
period 2009-06-30
INDUSTRIAL MINERALS INC
filed 2009-08-14
CIK 1035422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2009

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_]No [_]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 31, 2009: 160,748,416 shares

                         PART I - FINANCIAL INFORMATION

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

                            INDUSTRIAL MINERALS, INC.
                                 And Subsidiary
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2009 and December 31, 2008




                                                                June 30      December 31
ASSETS                                                           2009            2008
                                                              (unaudited)    (unaudited)
                                                             ------------    ------------
   CURRENT ASSETS
      Cash                                                   $        148    $        307
      Receivables                                                   3,750          15,420
      Deposits                                                     10,000          12,026
                                                             ------------    ------------
          Total Current Assets                                     13,898          27,753

   LONG-TERM DEPOSITS                                             230,000         230,000

   FIXED ASSETS
      Building and Equipment                                    2,158,876       2,158,876
      Asset retirement obligations                                230,000         230,000
      Less accumulated depreciation                            (1,169,926)     (1,097,209)
                                                             ------------    ------------
                                                                1,218,950       1,291,667
                                                             ------------    ------------



TOTAL ASSETS                                                 $  1,462,846    $  1,549,420
                                                             ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                       $    311,306    $    270,150
      Accrued interest payable                                     82,378          65,317
      Loans payable - current                                     422,116         416,274
      Due to related party                                        106,886          28,472
      Other current liabilities                                    89,502          53,105
                                                             ------------    ------------
          Total Current Liabilities                             1,012,188         833,318

   OTHER LIABILITIES
      Asset retirement obligations                                230,000         230,000
      Loans payable - Due beyond one year                         350,788         334,714
                                                             ------------    ------------
                                                                1,592,976       1,398,032
                                                             ------------    ------------

   STOCKHOLDERS' EQUITY
      Common stock, 200,000,000 shares authorized, $0.0001
          par value; 160,748,416 and 160,748,416 shares
          issued and outstanding, respectively                     16,072          16,072
      Additional paid-in capital                               10,061,825       9,972,214
      Accumulated other comprehensive income                     (105,985)       (105,985)
      Deficit accumulated during exploration stage            (10,102,042)     (9,730,913)
                                                             ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY                                 (130,130)        151,388
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  1,462,846    $  1,549,420
                                                             ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            INDUSTRIAL MINERALS, INC
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited) Three and Six Month periods ended
                   June 30, 2009 and 2008 and for the period
           from November 6, 1996 (date of inception) to June 30, 2009



                                                                                                                  Period from
                                                                                                                November 6, 1996
                                                        Three Months Ended               Six Months Ended        (Inception of
                                                           (unaudited)                     (unaudited)         Exploration Stage)
                                                             June 30,                       June 30,              (unaudited)
                                                  ------------    ------------    ------------    ------------        To
                                                      2009           2008            2009             2008       June 30, 2009

REVENUE                                                     --              --              --              --    $     19,337
                                                  ------------    ------------    ------------    ------------    ------------

EXPENSES
   Cost of Revenue                                          --              --              --              --          86,901
   Professional fees                                     2,089          20,533          21,639         107,425       1,677,091
   Royalty fees                                            899             604          11,618          13,743         159,055
   Depreciation and amortization                        36,358          50,461          72,717         100,922       1,252,198
   Impairment of long-lived assets                          --              --              --              --         582,176
   Loss on disposal of assets                               --              --              --              --          11,920
   Management fees and salaries                         90,233         203,278         165,030         502,713       3,535,065
   General exploration expense                             790           1,749             956          42,555         469,120
   Other general and administrative                     35,378          53,976          51,028         134,903       5,051,435
                                                  ------------    ------------    ------------    ------------    ------------
      TOTAL EXPENSES                                   165,747         330,601         322,988         902,261      12,824,961
                                                  ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                   165,747         330,601         322,988         902,261     (12,805,624)

OTHER INCOME (EXPENSE)
   Interest income                                          --              --              --              --           3,172
   Gain from extinguishment of debt                         --              --              --              --       1,047,634
   Foreign currency gain (loss)                        (68,809)        (42,157)        (48,140)          5,156        (105,735)
   Other income                                             --              --              --              --             594
                                                  ------------    ------------    ------------    ------------    ------------
      TOTAL OTHER INCOME                               (68,809)        (42,157)        (48,140)          5,156         945,665
                                                  ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                   234,556         372,758         371,128         897,105      11,879,296

INCOME TAXES                                                --              --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------

NET LOSS                                               234,556         372,758         371,128         897,105      11,879,296
                                                  ============    ============    ============    ============    ============


   NET LOSS PER SHARE, BASIC AND DILUTED                (0.01)          (0.01)          (0.01)          (0.01)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   STOCK SHARES OUTSTANDING, BASIC AND DILUTED:    160,748,416     139,754,771     160,748,416     138,998,977
                                                  ============    ============    ============    ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            INDUSTRIAL MINERALS, INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Period from
                                                                               November 6, 1996
                                                                                (Inception of
                                                      Six Months Ended        Exploration Stage)
                                                 ----------------------------     (unaudited)
                                                    June 30         June 30           To
                                                     2009            2008        June 30, 2009
                                                  (unaudited)     (unaudited)
                                                 ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $   (371,128)   $   (897,105)   $(11,799,023)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
       Depreciation                                    72,717         100,922       1,243,906
       Provision for bad debts                             --              --          49,676
       Stock issued for services                       89,611         138,090       2,216,814
       Impairment of long-lived assets                     --              --         297,882
       Loss on disposal of assets                          --              --          66,170
       Accrued interest payable                            --           6,401              --
       Gain on extinguishment of debt                      --              --      (1,047,634)
       Changes in:
        Receivables                                    11,670           9,437          (7,919)
        Inventory                                          --              --          (5,527)
        Prepaid expenses                                   --              --            (540)
        Deposits                                        2,026             (15)        (10,000)
        Accounts payable and accrued expenses          41,156         238,289         152,878
        Accrued interest payable                       17,061              --         350,659
        Customer deposit                                   --          50,900          53,105
        Due to related parties                         78,414          27,232         741,492
                                                 ------------    ------------    ------------
   Net cash used in operating activities              (58,473)       (325,849)     (7,698,060)
                                                 ------------    ------------    ------------
   Cash flows from investing activities:
     Purchase of building and equipment                    --              --      (2,116,266)
     Advance received for sale of Equipment            36,397              --         (38,603)
     Investment in Multiplex                               --              --              --
     Acquisition of goodwill                               --              --        (149,057)
     Loan to related party                                 --              --         (50,000)
         Loan Repayments                                   --              --
                                                                                      (51,165)
     Long-term deposits                                    --              --        (159,600)
                                                 ------------    ------------    ------------
   Net cash used in investing activities               36,397              --      (2,564,691)
                                                 ------------    ------------    ------------

   CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from sale of common stock                --         385,200       4,747,267
     Net proceeds from loans payable                       --              --       7,272,185
     Loan repayments                                       --          (5,839)     (1,843,610)
     Proceeds from mortgage                                --              --          17,000
     Principal payments on mortgage                        --              --         (17,000)
     Stock issued in settlement of debt                    --              --          65,000
     Cash acquired in acquisition of
     Peanut Butter & Jelly, Inc.                           --              --             140
                                                 ------------    ------------    ------------
   Net cash provided by financing activities               --         379,361      10,240,982
                                                 ------------    ------------    ------------
   Effect of Exchange Rate on Changes in Cash          21,916              --          21,621

NET INCREASE (DECREASE) IN CASH                          (160)         53,512             148


Cash, beginning of period                                 307         104,236              --
                                                 ------------    ------------    ------------

Cash, end of period                              $        148    $    157,748    $        148
                                                 ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

   Interest paid                                 $         --    $         --
                                                 ============    ============
   Income taxes paid                             $         --    $         --
                                                 ============    ============


   Non-cash investing and financing activities:
     Shares issued for related party debt                  --             --           61,200
     Shares issued for debt                                --             --       11,437,279
                                                  ===========    ===========
Shares issued for services                                                            642,617

Shares issued for investment                                                          200,030

Shares issued for accrued interest                                                    651,702

Long term deposit financed by accounts payable                                         70,400

Property costs financed by issuance of common stock                                    30,000

Equipment financed by:
   Accounts Payable                                                                   200,000
   Issuance of Common Stock                                                                --




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            INDUSTRIAL MINERALS, INC.
                                 AND SUBSIDIARY
                         (An Exploration Stage Company)
          Notes to Consolidated Financial Statements Three month period and Six months ended June 30, 2009 and 2008

NOTE 1 - BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currencies of our subsidiaries), as well as their effect on the dollar denominated inter-company obligations between us and our foreign subsidiaries. All inter-company balances are revolving in nature and we do not deem them to be long-term balances. For the six months ended June 30, 2009 and 2008, we recognized foreign currency (loss) gain of ($48,140)) and $5,156, respectively.

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

Recently Issued Accounting Standards
------------------------------------

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Management has evaluated the impact of the adoption of SFAS 165 and it has had no impact the Company's results of operations, financial position or cash flows.

In July 2009, the FASB issued SFAS No. 168, "FASB Accounting Standards Codification" ("SFAS 168"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS
168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company's results of operations, financial position or cash flows.

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

Going Concern
-------------
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At June 30, 2009, the Company had a negative working capital of $998,291, recurring losses, and an accumulated deficit of $10,012,042 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the six month period ended June 30,2009 and 2008. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2008.


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

The following table summarizes stock option activity for the six months ended June 30, 2009:

                               Number of securities to be    Weighted-average     Weighted
Equity compensation plans                issued               exercise price       Average
 not approved by security           upon exercise of          of outstanding        Fair
         holders                   outstanding options           options            Value
---------------------------    ----------------------------  -----------------    --------
Outstanding Dec 31, 2008                7,799,999              $  0.106           $0.09
Granted                                         0
Exercised                                       0              $  0.00            $0.00
Cancelled or expired
                               ----------------------------     --------
Total                                    7,799,999
                               ============================
Exercisable at June 30, 2009             6,799,999

The difference of 1,000,000 has not yet vested.

The difference of 1,000,000 has not yet vested.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the six months ending June 30, 2009 of $89,605. There remains a balance of $134,276 to be expensed over the vesting period of the options.

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


Note 8 - Subsequent Events

Subsequent events were evaluated through August 14, 2009, the date the financial statements were issued.

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

     The former Chairman and Director, Mr. William Thomson resigned as Chairman and a Director of the Company, effective June 20, 2008.

     On June 23, 2008, Mr. Chris Crupi C.A. and Mr. Gregory Bowes, MBA joined the Board of Directors. Mr. Robert Dinning C.A. continued as a director and was appointed President, CEO and CFO effective June 23, 2008.

     On July 9, 2008, Mr. William Booth resigned as a director of the Company. The Board Of Directors is comprised of Mssrs' Dinning, Crupi and Bowes.

     The Company signed a contract with Geostat International Inc on May 22, 2007 Regarding the preparation of a technical report NI-43101 on the Bissett Creek Project. The Geostat work program included a site visit and independent certification of resources, estimation of resources and classification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, and an assessment of the mill and processing procedures, the market, the Capex, and related operating costs. The process included the drilling of an additional 6 holes for just under 300 meters in order to assist in verification of previously obtained data. The specific drill targets have been determined by Geostat following their review of the original drill target data prepared by Kilborn Engineering. These samples have been analyzed for verification and validation of the graphite ore zones. The report was finalized and the NI-43101 technical report was issued on December 27, 2007.

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

     The Company is continuing to evaluate its plans to install a one (1) metric ton per hour pilot plant at the mine site while it explores different options available, including financial options, regarding the production of product samples for prospective customers.

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

     On September 22, 2008, the Company moved its headquarters from its previous premises in Oakville Ontario to 346 Waverley Street, Ottawa Ontario, Canada, K2P 0W5.

     On October 27, 2008, the Company engaged RBC Capital Markets, a division of the Royal Bank of Canada, as financial advisor with respect to strategic options facing the company. The engagement is for a term of 12 months with success fee based compensation for completion of a transaction. By mutual consent, this agreement was terminated in June 2009.

The Company continues to explore alternate financing options which the Company acknowledges must be finalized prior to implementation of a pilot plant program. The Company is also exploring a work program at the site including a possible drilling program, should it succeed in resolving its funding requirements.


RESULTS OF OPERATIONS

For the six month period ending June 30, 2009, the Company incurred a loss of $371,129 compared to a loss of $897,105 for the six months ending June 30, 2008. The loss for the three months ending June 30, 2009 was $234,557 vs. $372,758 for the three months ending June 30, 2008. The Company had no revenues for the six months ending June 30, 2009. The Company continues as an Exploration Stage Company and will not have revenues until a proposed feasibility study is completed, a determination is made as to the method of production, and the Company acquires the necessary equipment to commence production.

During the six month period ending June 30, 2009, the Company did not complete any private placements but did receive an additional deposit of $36,397 regarding the sale of surplus Equipment at the mine site. This transaction has not yet closed and the equipment is still at the site.

For the six months ending June 30, 2009, expenses amounted to $322,988 compared to $902,261 for the six months ending June 30, 2008. Professional fees were $21,639 compared to $107,425 for the six months ended June 30, 2008 Professional expenses in the previous year were higher mainly because of increased legal fees related to proposed financings, and statutory filings related to financings.

Management fees and salaries were $165,030 for the six months ended June 30, 2009 compared to $502,713 for the six months ending June 30, 2008. Current fees include a charge of $89,611 for stock compensation expense re options previously authorized . In the six months ending June 30, 2008, stock compensation expense amounted to $138,090. As at June 30, 2009, there is a balance of $134,415 remaining to be expensed.

Management fees have been significantly reduced as a result of a reduction in personnel under contract as compared to the previous year.

General exploration expenses in the six months ending June 30, 2009 were $956 vs. $42,555 for the six month period ending June 30, 2008. There was work undertaken the previous year at the site whereas no work has been undertaken this year as the Company continues to explore its financing options for further development work at Bissett Creek.

General and administrative expenses for the six months ending June 30, 2009 amount to $51,028 compared to $134,903 in the six months ended June 30, 2008. Expenses for general and administrative will continue to be tightly monitored pending completion of additional financing and implementation of the next phase of the development program.

At June 30, 2009, the Company had outstanding options in the amount of 7,799,999 shares of which 6,799,999 were currently exercisable. The remaining 1,000,000 are not vested yet.

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

The Company has not completed any private placements this year but intends to seek additional equity financing and/or loans from shareholders and other interested parties in order to finance its operations. While the Company feels it can obtain the necessary financing there is no assurance that such investments, loans, or other financial assistance will be forthcoming.

For the six months ended June 30, 2009, the Company incurred a loss of $371,129 vs. a loss of $897,105 for the six months ended June 30, 2008. While the Company has been successful in arranging necessary private placement financing over the years, the Company cautions that until it has completed its feasibility study and Baseline Mineralogical Assessment, there is no assurance that a commercially viable mineral deposit exists on the property, and that further exploration may be required before a final evaluation as to any economic and legal feasibility is determined. The Company received its NI 43101 report December 27, 2007 and it was filed with regulatory authorities at that time.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had cash on hand in the amount of $148 compared to $307 at December 31, 2008. While the Company completed several private placements in the year ending December 31, 2008 resulting in $475,200 being raised, the Company has not completed any private placements in the six months ending June 30, 2009. An additional deposit of $35,397 was received during the period regarding the proposed sale of surplus equipment at the mine site.

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

The Company has accounts payable of $311,306 at June 30, 2009 vs. $345,114 at June 30, 2008 and $270,150 at December 31, 2008. Accrued interest payable of $82,378 is outstanding at June 30, 2009. This pertains to accruals on current loans payable of $422,116 at June 30, 2009. Negotiations are continuing regarding settlement of this debt.

The current loans payable of $422,116 includes a loan for $90,795 with interest at 7%, loan of $161,000 with interest at 10%, a loan of $94,666 with interest at 10% and loans totaling $75,644 with no interest and no specific terms of repayment. Discussions are proceeding regarding ultimate settlement of these debts of $75,644 which are with former officers/ directors of the Company who continue to assist the Company in its efforts to obtain additional financing.

Loans due beyond one year in the amount of $350,788 are unsecured, with no specific terms of repayment.

There have been no common shares issued in the six months ending June 30, 2009 and the increase in Additional paid in Capital is the result of stock compensation expense of $89,611 for the six months ending June 30, 2009.

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

Going Concern Consideration
---------------------------

As the independent certified public accountants have indicated in their report on the financial statements for the year ended December 31, 2008, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $10,102,042 at June 30, 2009. These conditions raise doubt about the Company's ability to continue as a going concern.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.


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

On or about June 30, 2009, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President /Chief Financial Officer, and a Board Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal controls or in other factors that could affect the internal controls subsequent to the date the Company completed its evaluation.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In November 2008, Mr. David Wodar former President of the Company, filed a Statement of Claim in the Provincial Court of Ontario, Canada, claiming severance and termination benefits. In April 2009 the parties negotiated a settlement which is subject to fulfillment of obligations as agreed to.


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

Dated:  August 14, 2009                INDUSTRIAL MINERALS, INC.

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


Dated: August 14, 2009               INDUSTRIAL MINERALS, INC.

                                  By: /s/ Robert Dinning
                                      -----------------------------------------
                                      Robert Dinning, Chief Financial Officer