Form 10-Q
period 2009-09-30
INDUSTRIAL MINERALS INC
filed 2009-11-16
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2009
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

Commission File Number 000-30651

INDUSTRIAL MINERALS, INC.
(Exact name of registrant  as specified in its charter)

Delaware	11-3763974
(State of incorporation or or other jurisdiction organization)	(IRS Employer Identification No.)

346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5
(Address of principal executive offices)

(613) 288-4288
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined inRule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 16, 2009: 167,908,116 shares

PART I - FINANCIAL INFORMATION

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

INDUSTRIAL MINERALS, INC.
And Subsidiary
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008

	(Unaudited)
	September 30	December 31
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$-	$307
Receivables	3,873	15,420
Deposits	10,000	12,026
Total Current Assets	13,873	27,753

LONG-TERM DEPOSITS	230,000	230,000

FIXED ASSETS
Building and Equipment	2,158,876	2,158,876
Asset retirement obligations	230,000	230,000
Less accumulated depreciation	(1,206,285)	(1,097,209)
	1,182,591	1,291,667

TOTAL ASSETS	$1,426,464	$1,549,420

LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Bank Overdraft	$43	$-
Accounts payable	362,833	270,150
Accrued interest payable	98,832	65,317
Loans payable - current	432,206	416,274
Due to related party	75,184	28,472
Other current liabilities	97,334	53,105
Total Current Liabilities	1,066,432	833,318

OTHER LIABILITIES
Asset retirement obligations	230,000	230,000
Loans payable - Due beyond one year	378,550	334,714
	1,674,982	1,398,032

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.0001
par value; 167,908,116 and 160,748,416 shares
issued and outstanding, respectively	16,788	16,072
Additional paid-in capital	10,249,108	9,972,214
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage	(10,408,429)	(9,730,913)

TOTAL STOCKHOLDERS' EQUITY	(248,518)	151,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,426,464	$1,549,420

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL MINERALS, INC.
And Subsidiary
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) Three and Nine Month periods ended
September 30, 2009 and 2008 and for the period
from November 6, 1009 (date of inception) to September 30, 2009

					Period from
					November 6, 1996
	(Unaudited)		(Unaudited)		(Inception of
	Three Months Ended		Nine Months Ended		Exploration Stage)
	September 30,		September 30,		(Unaudited)
	2009	2008	2009	2008	To September 30, 2009

REVENUE	-	-	-	-	$19,337

EXPENSES
Cost of Revenue	-	-	-	-	86,901
Professional fees	5,450	-	27,089	-	1,682,541
Royalty fees	13,651	-	25,269	-	172,706
Depreciation and amortization	36,359	50,461	109,076	151,383	1,288,557
Impairment of long-lived assets	-	-	-	-	582,176
Loss on disposal of assets	-	-	-	-	11,920
Management fees and salaries	153,625	323,237	318,655	825,950	3,688,690
General exploration expense	6,167	-	7,123	38,929	475,287
Other general and administrative	53,153	124,833	104,181	388,738	5,104,588
TOTAL EXPENSES	268,405	498,531	591,393	1,405,000	13,093,366

LOSS FROM OPERATIONS	268,405	498,531	591,393	1,405,000	(13,074,029)

OTHER INCOME (EXPENSE)
Interest income	-	-		-	3,172
Gain from extinguishment of debt	-	-		-	1,047,634
Foreign currency (gain) loss	37,981	(10,741)	86,121	(15,897)	(143,716)
Other income	-	-	-	-	594
TOTAL OTHER INCOME (EXPENSE)	37,981	(10,741)	86,121	(15,897)	907,684

LOSS FROM OPERATIONS	306,386	487,790	677,514	1,389,103	(12,166,345)

INCOME TAXES	-	-	-	-

NET LOSS	306,386	487,790	677,514	1,389,103	(12,166,345)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.01)	(0.01)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	160,748,416	139,149,728	167,908,116	139,149,728

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL MINERALS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			November 6, 1996
			(Inception of
			Exploration Stage)
	Nine Months Ended		(Unaudited)
	September 30, 2009	September 30, 2008	To September 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(677,514)	$(1,389,103)	$(12,166,345)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	109,076	151,383	1,280,265
Provision for bad debts	-	-	49,676
Stock issued for services	-	220,500	2,127,023
Impairment of long-lived assets	-	-	297,882
Stock Compensation	276,894	192,410	276,894
Loss on disposal of assets	-	-	66,170
Accrued interest payable	-	8,760	-
Gain on extinguishment of debt	-	-	(1,047,634)
Changes in:
Bank Overdraft	43	-	43
Receivables	11,547	2,634	(8,042)
Inventory	-	-	(5,527)
Prepaid expenses	-	-	(540)
Deposits	2,026	148	(2,026)
Accounts payable and accrued expenses	92,683	188,268	181,806
Accrued interest payable	33,514	-	367,112
Customer deposit	-	47,619	-
Due to related parties	46,712	37,248	711,138
Net cash used in operating activities	(105,019)	(540,133)	(7,861,051)
Cash flows from investing activities:
Purchase of building and equipment	-	-	(2,116,266)
Advance received for sale of Equipment	44,229	-	97,334
Investment in Multiplex	-	-	(75,000)
Acquisition of goodwill	-	-	(149,057)
Loan to related party	-	-	(50,000)
Loan repayments	59,768	-	59,768
Long-term deposits	-	-	(159,600)
Net cash used in investing activites	103,997	-	(2,392,821)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from sale of common stock	-	210,201	4,747,267
Subscriptions Received		265,000
Net proceeds from loans payable	-		7,272,185
Loan repayments	-	(18,798)	(1,786,020)
Proceeds from mortgage	-	-	17,000
Principal payments on mortgage	-	-	(17,000)
Stock issued in settlement of debt	-	-	0
Cash acquired in acquisition of Peanut Butter &			-
Jelly, Inc.	-	140	140
Net cash provided by financing activities	-	456,403	10,233,572
Effect of Exchange Rate on Changes in Cash	716	(15,897)	20,607

NET INCREASE (DECREASE) IN CASH	(307)	(99,627)	307

Cash, beginning of period	307	104,236	-

Cash, end of period	$-	$4,609	$307

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid	$-	$-	$
Income taxes paid	$-	$-	$

Non-cash investing and financing activities:

Shares issued for related party debt	-	-	61,200

Shares issued for debt	-	-	11,437,279

Shares issued for services	142,478	-	642,617

Shares issued for investment	-	-	200,030

Shares issued for accrued interest	-	-	651,702

Long term deposits financed by accounts payable	-	-	70,400

Property costs financed by issuance of common stock	-	-	30,000

Equipment financed by:
Accounts payable	-	-	200,000
Issuance of common stock	-	-	-

	-	-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL MINERALS, INC.
AND SUBSIDIARY
(An Exploration Stage Company)
Notes to Consolidated Financial Statements Three and Nine month period ended September 30, 2009 and 2008

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

We translate all assets and liabilities using period-end exchange rates. We translate statements of operations items using average exchange rates for the period. We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of stockholders' equity. We recognize foreign currency transaction gains and losses in our consolidated statements of operations, including unrealized gains and losses on short-term inter-company obligations using period-end exchange rates. We recognize unrealized gains and losses on long-term inter-company obligations within accumulated other comprehensive loss, a separate component of stockholders' equity.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currencies of our subsidiaries), as well as their effect on the dollar denominated inter-company obligations between us and our foreign subsidiaries. All inter-company balances are revolving in nature and we do not deem them to be long-term balances. For the nine months ended September 30, 2009 and 2008, we recognized foreign currency (loss) gain of ($86,121) and $15,897, respectively.

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

Recently Issued Accounting Standards

In July 2009, ASC 105-10-05 was issued (formerly  SFAS No. 168, “FASB Accounting Standards Codification”,) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105-10-05. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105-10-05  did not impact the Company’s results of operations, financial position or cash flows.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered material recurring losses from operations since inception. At September 30, 2009, the Company had a negative working capital of $1,052,559, recurring losses, and an accumulated deficit of  $10,408,429 and negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Continuation of the Company is dependent on achieving sufficiently profitable operations and obtaining additional financing. Management has and is continuing attempts to raise additional capital from various sources but there can be no assurance that the Company will be successful in raising additional capital as and when it is required.

The financial statements do not include any adjustment relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – ORGANIZATION

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

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of  September 30, 2009 and the results of operations and cash flows for the  nine month period ended  September 30,2009 and 2008. Interim results are not necessarily indicative for results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2008.

NOTE 5 - COMMON STOCK OPTIONS AND WARRANTS

The Company adopted ASC 718-10 (formerly SFAS 123, "Accounting for Stock-Based Compensation"), effective April 1, 2007. Compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed is ASC 718-10. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option granted during the nine months ended September 30, 2008: expected volatility of 88%; risk-free interest rate ranging from 4.93% to 5.18%; and an expected term of up to 6 years.

The following table summarizes stock option activity for the  nine months ended   September 30, 2009:

Equity Compensation Plans Not approved by security holder	Number of securities to be issued upon exercise of outstanding Options	Weighted average exercise price of outstanding options	Weighted Average Fair Value

Outstanding Dec 31, 2008	7,799,999	$0.106	$0.09
Granted	0
Exercised	0	$0.00	$0.00
Cancelled or Expired	0
Total	7,799,999

Exercisable	6,799,999

The difference of 1,000,000 has not yet vested.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the nine months ending September 30, 2009 of $134,416. There remains a balance of $24,811 to be expensed over the vesting period of the options.

Note 6 - ASSET RETIREMENT OBLIGATION

ASC 410-20 (formerly SFAS No. 143 "Accounting for Asset Retirement Obligations" (ARO)) addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. ASC 410-20 requires that the fair value of a liability for an ARO be recognized in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the long-lived asset.

In March 2005, the FASB issued  ASC 410-20, "Accounting for Conditional Assets Retirement Obligations (formerly interpretation 47). Conditional asset retirement obligation refers to a legal obligation to perform as asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. In conjunction with ASC 410-20, an ARO liability of $230,000 has been recorded and the capitalized costs are included in "Property and Equipment".

Note 7 - Commitments and Contingencies

Operating Lease

The Company is located at 346 Waverley Street, Ottawa Ontario, Canada, K2P 0W5. There is no lease arrangement at the present time and the premises are occupied on a month to month basis.

Note 8 – Subsequent Events

The Company completed a non-brokered financing with various lenders, at various stages by October 31, 2009, of approximately CAN$275,000 (US$ 257,373) through the issuance of senior secured convertible non-interest bearing notes. The notes will be secured by a security interest over all of the assets of its subsidiary, Industrial Minerals Canada, Inc, including the mineral claims and leases comprising the Bissett Creek project.

The Company also entered into a Letter of Intent in its wholly owned subsidiary, Industrial Minerals Canada, Inc. to effect a business combination with Rattlesnake Ventures, Inc. to form a new company to be called Northern Graphite Corporation (the “Transaction”).

The transaction will constitute the Qualifying Transaction for Rattlesnake Ventures, Inc, and if completed will result in Industrial Minerals Canada, Inc. becoming publicly listed on the TSX Venture Exchange as Northern Graphite Corporation.

The Company also entered into an Agreement with Research Capital Corporation (“Research Capital”) wherein  Research Capital have agreed to act as the lead agent to complete, on a commercial best-efforts basis, a private placement financing of up to $6 million Canadian in Industrial Minerals Canada, Inc.

The contemplated offering will consist of CDN$3,000,000 (USD 2,807,700) in subscription receipts at a price of CDN$0.50 (USD0.47) per subscription receipt and CDN$3,000,000 (USD 2,807,700) in flow-through common shares at a price of $0.50 (USD0.47) per share (the “Offering”).  Each subscription receipt shall, subject to the satisfaction of certain conditions as described below, be convertible into one unit consisting of one common share and one half of one common share purchase warrant of Industrial Minerals Canada, Inc. Each whole warrant shall entitle the holder thereof to purchase one common share of Industrial Minerals Canada, Inc at a price of CDN$0.625 (USD0.585) per common share for a period of 24 months from the closing of the Transaction.

The gross proceeds received from the sale of the subscription receipts, less any amounts paid to Research Capital on account of commission and expenses, shall be deposited into escrow on closing of the Offering with an escrow agent agreed upon between the Company and Research Capital. These escrowed funds will be released to the Company, and the subscription receipts will automatically convert into units, upon the satisfaction of the following conditions: (i) the execution of a definitive agreement in respect of the Transaction; (ii) receipt of the conditional approval of the Toronto Stock Exchange for the Transaction; (iii) The Company having received all required shareholder and regulatory approvals for the Transaction; and (iv) such other conditions as may be required by Research Capital.

In the event that the Escrow Release Conditions are not satisfied by the date which is six months from the closing of the Offering, the escrowed proceeds from the sale of the subscription receipts, together with the agent’s commission in respect thereof, shall be returned to the subscribers for the subscription receipts, provided that the Company shall have the right to extend the Escrow Deadline with the approval of the holders of not less than 50% of the subscription receipts.

Concurrently with the closing of the Transaction, the units, flow-through common shares and agent’s options shall be exchanged for units, flow-through common shares and agent’s options of Northern Graphite having the same terms on a one-for-one basis.

The proceeds from the sale and issuance of the flow-through shares will be used by Northern Graphite to incur Canadian Exploration Expense (“CEE”) and Canadian Development Expense (“CDE”) related to exploration and development of the Bissett Creek Project, including additional confirmation and exploration drilling, metallurgical testing and operation of a pilot plant. The CEE and CDE will be renounced to purchasers effective December 31, 2009. The proceeds from the sale of the Units will be used to complete a pre-feasibility study on the Bissett Creek Project and for general corporate purposes. Closing of the Offering is  expected to take place in  December 2009.

Subsequent events were evaluated through November 16, 2009, the date the financial statements were issued.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Industrial Minerals, Inc. ("the Company"), a Delaware Corporation, was incorporated on November 6, 1996 under the name Winchester Mining Corp. The name of the Company was subsequently changed to PNW Capital, Inc.  ("PNW") on May 16, 2000.

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

On January 31, 2002, PNW entered into a definitive acquisition agreement to acquire Industrial Minerals Incorporated ("IMI"), a private Nevada Corporation, owner of certain mineral leases located in the Townships of Head, Clara and Maria in the County of Renfrew and the Province of Ontario, Canada on which the Bissett Creek Graphite Project is located. The Agreement for Share Exchange was executed January 31, 2002 and approved by the Board of Directors on January 31, 2002. Under the terms of the acquisition agreement, PNW exchanged a total of 31,511,700 shares of its common stock for 91% of the issued and outstanding shares of IMI. As a result of the transaction, IMI became a wholly owned subsidiary of PNW and changed its company name to Industrial Minerals, Inc.

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

On April 3, 2007, Mr. Dick van Wyck was appointed interim President and CEO. Mr. van Wyck is a practicing lawyer with over 20 years of experience in business and commercial law, mergers and acquisitions, and intellectual property matters, and was formerly in-house counsel with the Department of Justice, as well as with two large Corporations. Mr. van Wyck resigned July 9, 2007 and was succeeded on this date by David Wodar.

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

On July 9, 2008, Mr. William Booth resigned as a director of the Company, and the Board of Directors is now comprised of Mssrs' Dinning, Crupi and Bowes.

The Company executed a contract with Geostat International Inc on May 22, 2007 regarding the preparation of a technical report NI-43101 on the Bissett Creek Project. Geostat’s work program included a site visit and independent certification of resources, estimation of resources and classification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, and an assessment of the mill and processing procedures, the market, the Capex, and related operating costs. The process included the drilling of an additional 6 holes for just under 300 meters in order to assist in verification of previously obtained data. The specific drill targets will been determined by Geostat following their review of the original drill target data prepared by Kilborn Engineering. These samples were analyzed for verification and validation of the graphite deposit. The report was finalized and the NI-43101 technical report was issued on December 27, 2007.

        The Company has a 100% undivided interest in the mineral lease which  consists of 28 claims covering 1,400 acres (566 hectares) plus 900 acres (364 hectares) which are contiguous to  the lease. In July, 2007, the Company completed the staking of an additional 950 acres (384 hectares), for a total area available for development of approximately 3,250 acres (1,315 hectares)(the “Property”). The property is located in Maria Township, about 180 miles (300 km) north-northeast of Toronto Ontario and about 8 miles (14 km) south of Highway 17 in Northern Ontario Canada.

        Work at the  property has included various meetings with Knight-Piesold (environmental consulting firm) to review and update environmental Monitoring requirements under the Mine Closure Plan (MCP), initial meetings with the Area First Nations communities (Algonquin)including an inter-ministerial meeting to work towards a Memorandum of Understanding between the Company, Government agencies, and First Nations leaders, general site cleaning, and building repairs.

The Company has also completed a comprehensive program of metallurgical testing to identify the key liberation and classification characteristics of the ore. This review included a general review of existing dry process at Bissett Creek and existing processes used elsewhere for the liberation and extraction of graphite. The dry process has many shortcomings which would require a complete re-engineering and rebuild at great risk to stakeholders whereas the froth flotation system is used extensively elsewhere in the world and is proven. The Company selected Process Research Ortech (Mississauga Ontario) and Actlabs (of Ancaster Ontario) as its processing and Assaying entities. Both were approved by Geostat and they provided the necessary data for the completion of the NI 43101 that was been prepared by Geostat.

On September 22, 2008, the Company moved its headquarters from its previous premises in Oakville Ontario to 346 Waverley Street, Ottawa Ontario, Canada, K2P 0W5.

On October 27, 2008, the Company engaged RBC Capital Markets, a division of the Royal Bank of Canada, as financial advisor with respect to strategic options facing the Company. The engagement was for a term of 12 months with success fee based compensation for completion of a transaction. By mutual consent, this agreement was terminated in June 2009.

        On October 28, 2009 the Company announced that it was in the process of completing a non-brokered financing with various lenders, including a director of the Company, for approximately CDN$300,000 (US$280,770) through the issuance of senior secured convertible non-interest bearing notes, to provide for both operating expenses of its subsidiary, Industrial Minerals Canada Inc, (“IMC”) and costs attributable to completing the Transaction. The Notes will be secured by a security interest over all of the assets of IMC, including the mineral claims and leases comprising the Project.
         In addition to the short-term financing stated above, the Company also announced on October 28, 2009, that its wholly owned subsidiary, Industrial Minerals Canada, Inc, (“IMC”) has entered into a letter of intent to effect a business combination with Rattlesnake Ventures Inc.(“RVI”) to form a new company to be called Northern Graphite Corporation (“Northern Graphite”) (the “Transaction”). The proposed Transaction will constitute the Qualifying Transaction of RVI, a Capital Pool Company, and if completed will result in IMC becoming  publicly listed on the TSX Venture Exchange as Northern Graphite.

          In conjunction with the Transaction, the Company has signed an engagement letter with Research Capital to complete, on a best efforts basis, a financing  consisting of CDN$3,000,000  (US$2,807,700) in subscription receipts at a price of $CDN0.50  (US$0.47) per subscription receipt and CDN$3,000,000 (US$2,807,700) in flow-through common shares at a price of CDN$0.50  (US$0.47) per share (the “Offering”). Each subscription receipt shall, subject to the satisfaction of certain conditions as described below, be convertible into one common unit consisting of one common share and one half of one common share purchase warrant of IMC. Each whole warrant shall entitle the holder thereof to purchase one common share of IMC at a price of  CDN$0.625 (US$0.585) per common share for a period of 24 months from the closing of the Transaction.

          The gross proceeds received from the sale of the subscription receipts, less agreed to commissions and expenses, will be deposited into escrow on closing of the Offering with an escrow agent agreed upon between IMC and Research Capital.  These escrowed funds will be released to IMC, and the subscription receipts will automatically convert into units, upon the satisfaction of the following conditions:

(i)	Execution of a Definitive Agreement in respect to the Transaction.
(ii)	Receipt of the conditional approval of the Exchange for the Transaction.
(iii)	IMC having received all required shareholder and regulatory approvals for the Transaction.
(iv)	Such other conditions as may be required by Research Capital.

In the event the Escrow Release Conditions are not satisfied by the date which is six months from the closing of the Offering, the escrowed proceeds from the sale of the subscription receipts, together with the agents’ commission shall be returned to the subscribers for the subscription receipts, provided that IMC shall have the right to extend the Escrow Deadline with the approval of the holders of not less than 50% of the subscription receipts.

In the event the Transaction has not been completed on or prior to the date which is four months from the closing of the Offering, IMC shall issue to each subscriber for subscription receipts under the Offering a number of common shares as is equal to 10% of the total number of subscription receipts purchased by each subscriber. In addition, IMC shall issue to each subscriber for subscription receipts under the Offering a number of common shares as is equal to 1.5% of the total number of subscription receipts purchased by each subscriber upon the expiration of each calendar month following the Listing Deadline until the Transaction has been completed.

At closing of the Offering, Research Capital will receive a cash commission equal to 7% of the gross proceeds of the Offering, as well as agent’s options to acquire that number of units equal to 7% of the number of securities sold under the Offering at an exercise price equal to the price of the subscription receipts  and flow-through common shares under the Offering.

Concurrently with the closing of the Transactions, the units, flow-through common shares and agent’s options shall be exchanged for units, flow-through common shares and agent’s option of Northern Graphite having the same terms on a one-for-one basis.

        The proceeds from the sale and issuance of the flow-through shares will be used by Northern Graphite to incur Canadian Exploration Expense (“CEE”) and Canadian Development Expense (“CDE”) related to exploration and development of the  Property, including additional confirmation and exploration drilling, metallurgical testing and operation of a pilot plant. The CEE and CDE will be renounced to purchasers effective December 31, 2009. The proceeds from the sale of the Units will be used to complete a pre-feasibility study on the Property and for general corporate purposes. Closing of the Offering is presently expected to take place in  December 2009.

RESULTS OF OPERATIONS

    For the nine month period ending September 30, 2009, the Company incurred a loss of $677,514 compared to a loss of $1,389,103 for the nine months ending September 30, 2008. The loss for the three months ending September 30, 2009 was $306,386 vs. $487,790 for the three months ending September 30, 2008. The Company had no revenues for the nine months ending September 30, 2009. The Company continues as an Exploration Stage Company and will not have revenues until a  feasibility study is completed, a determination is made as to the method of production, and the
Company raises the financing necessary to construct a mine on the Property.

    During the nine month period ending September 30, 2009, the Company did not complete any private placements.

    For the nine months ending September 30, 2009, expenses amounted to $591,393 compared to $1,405,000 for the nine months ending September 30, 2008. Professional fees were $27,089 for the nine months ended September 30, 2009 compared to $44,130 for the nine months ended September 30, 2008. Professional expenses in the previous year were higher mainly because of increased legal fees related to proposed financings, and statutory filings related to financings.

    Management fees and salaries were $318,655 for the nine months ended September 30, 2009 compared to $825,950 for the nine months ending September 30, 2008. Current fees include a charge of $134,416 for stock compensation expense with respect to options previously authorized. In the nine months ending September 30, 2008, stock compensation expense amounted to $125,590. As at September 30, 2009, there is a balance of $89,610 remaining to be expensed.

    Management fees have been significantly reduced as a result of a reduction in personnel under contract as compared to the previous year and improved cost controls.

    General exploration expenses in the nine months ending September 30, 2009 were $7,123 vs. $38,929 for the nine month period ending September 30, 2008. There was exploration  work undertaken the previous year at the site whereas no work has been undertaken this year while the Company explores its financing options for the next phase of development work at the Property.

    General and administrative expenses for the nine months ending September 30, 2009 amount to $104,181 compared to $388,738 in the nine months ended September 30, 2008. Expenses for general and administrative items will continue to be tightly monitored pending completion of additional financing and implementation of the next phase of the development program.

    At September 30, 2009, the Company had outstanding options in the amount of 7,799,999 shares of which 6,799,999 were currently exercisable. The remaining 1,000,000 are not vested yet.

    The original option plan was adopted in 2007 and the Company issued 22,950,000  options. Subsequent resignations and terminations resulted in cancellation to date  of 15,600,001 options for a present balance outstanding of 7,799,999. When an employee/consultant/director resigns or is terminated, only shares vested at time of departure remain with the individual as an option and these all have a time period when they must be exercised.

    The Company’s headquarters are located at 346 Waverley St. Ottawa Ontario, Canada  K2P 0W5.

    The Company currently has no full time employees and it contracts with consultants for engineering, technical and administrative support and financial services.

    The Company will continue the use of outside professional consultants to manage its business.

    While the Company has  received approximately $CAD275,000  (USD257,373) in short term financing through the issuance of notes,  and has announced a commercial best efforts financing of $CAD6,000,000 ,  (USD5,615,400) the Company cautions that until it has completed  the financing, and proceeded to the completion of a feasibility study, there is no assurance that a commercially viable mineral deposit exists on the property, and that further exploration and evaluation is  required before a final  determination is made as to  economic and legal feasibility of building a mine on the Property.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had cash on hand in the amount of $nil compared to $307 at December 31, 2008 and $4,609 at September 30, 2008. While the Company completed several private placements in the year ending December 31, 2008 resulting in $475,200 being raised, the Company has not completed any private placements in the nine months ending September 30, 2009. An additional deposit of $44,229 was received during the nine month fiscal period ending September 30, 2009 regarding the proposed sale of surplus equipment at the mine site.

The Company has a long-term deposit of $230,000 with the Ministry of Finance for the Province of Ontario. During the year ending December 31, 2004 a Mine Development and Closure Plan was filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company's deposit in the amount of $230,000 is a financial guarantee to the Province of Ontario ensuring that there are enough funds on hand to affect a proper closure of the Property.

The Company has accounts payable of $362,833 at September 30, 2009 vs. $332,323 at September 30, 2008 and $270,150 at December 31, 2008. Accrued interest payable of $98,832 is outstanding at September 30, 2009. This pertains to accruals on current loans payable of $432,206 at September 30, 2009. Negotiations are continuing regarding settlement of this debt.

The current loans payable of $432,206 includes a loan for $90,795 with interest at 7%, loan of $161,000 with interest at 10%, a loan of $102,949 with interest at 10% and loans totaling $77,462 with no interest and no specific terms of repayment. Discussions are proceeding regarding ultimate settlement of these debts of $77,462 which are with former officers/ directors of the Company who continue to assist the Company in its efforts to obtain additional financing.

Loans due beyond one year in the amount of $378,550 are unsecured, with no specific terms of repayment.
        There have been 7,159,700 common shares issued for services in the nine months ending September 30, 2009 and the increase in Additional paid in Capital is the result of stock compensation expense of $134,416 for the nine months ending September 30, 2009.

        The Company has received additional financing by way of private placement, of $CAD275,000 and hopes to complete a commercial best-efforts private placement financing of $CAD6,000,000 through Research Capital, who will act as lead agent on the $CAD6,000,000 financing.

Going Concern Consideration

As the independent certified public accountants have indicated in their report on the financial statements for the year ended December 31, 2008, and as shown in the financial statements, the Company has experienced significant operating losses that have resulted in an accumulated deficit of $10,408,429 at September 30, 2009. These conditions raise doubt about the Company's ability to continue as a going concern.

        The ability of the Company to achieve its operating goals and thus positive cash flows from operations is dependent upon the future market price of graphite, future capital raising efforts, and the ability to  build and profitably operate a mine on the Property. Management's plans will require additional financing, and completion of final feasibility  study. While the Company has been successful in these capital-raising endeavors in the past, there can be no assurance that its future efforts will be successful.

         Depending on the completion of proposed CAD$ 6,000,000 financing  the Company does not have adequate capital to continue its contemplated business plan through December 31,2009 and into 2010. While the Company  has arranged a CAD$275,000 financing  to meet its short-term liquidity needs,  it requires additional financing to meet operating expenses, repay existing loans, and advance to Property towards ultimate production.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

IMC is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is  not required to provide the information under this item.

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

On or about September 30, 2009, the end of the period of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President /Chief Financial Officer, and a Board Member, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no changes in the Company's internal controls or in other factors that could affect the internal controls subsequent to the date the Company completed its evaluation.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In November 2008, Mr. David Wodar former President of the Company, filed a Statement of Claim in the Provincial Court of Ontario, Canada, claiming severance and termination benefits. In April 2009 the parties negotiated a settlement which is subject to fulfillment of obligations as agreed to.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:   None.

Item 3. DEFAULTS UPON SENIOR SECURITIES:   None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:   None.

Item 5. OTHER INFORMATION:   None.

Item 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
32.1	CERTIFICATION OF DISCLOSURE BY CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF DISCLOSURE BY CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL MINERALS, INC.

Dated: November 16, 2009	By:	/s/ Robert G. Dinning
Robert G. Dinning
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INDUSTRIAL MINERALS, INC.

Dated: November 16, 2009	By:	/s/ Robert G. Dinning
Robert G. Dinning
Chief Financial Officer