Form 10-K
period 2009-12-31
INDUSTRIAL MINERALS INC
filed 2010-04-30
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:    0-30361

INDUSTRIAL MINERALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	11-3763974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#346 Waverley Street, Ottawa Ontario, Canada,	K2P 0W5
(Address of principal executive offices)	(Zip Code)

604-970-0901
Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was (145,285,016 shares) based on the average bid and asked price as of June 30, 2009 being $.02 per share: $2,905,700.

As of April 13, 2010 there were 163,248,416 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's lack of an operating history, the Company's minimal level of revenues and unpredictability of future revenues; the Company's future capital requirements to develop its mineral property within the defined claim; the risks associated with rapidly changing technology; the risks associated with governmental regulations and legal uncertainties; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-K. Certain of the Forward-looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	2
ITEM 1A.	RISK FACTORS	2
ITEM 1B.	UNRESOLVED STAFF COMMENTS	2
ITEM 2.	DESCRIPTION OF PROPERTIES	2
ITEM 3.	LEGAL PROCEEDINGS	6
ITEM 4.	(REMOVED AND RESERVED)	6

PART II

PART III

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	18
SIGNATURES	19

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

The Company was incorporated on November 6, 1996 and since December 2001 has operated under the name of Industrial Minerals, Inc. On January 31, 2002, the Company acquired a 100% interest in the Bissett Creek graphite property (“Bissett Creek”) pursuant to an assignment of the Bissett Lease from Westland Capital Inc.  Bissett Creek is the sole focus of the Company’s activities.

In August 2004, the Company through its wholly owned subsidiary, Industrial Minerals Canada, Inc. received notice from the Ministry of Northern Development and Mines for the Province of Ontario that the Bissett Creek Graphite Project Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario was considered filed. Industrial Minerals, Inc. through its wholly owned subsidiary Industrial Minerals Canada, Inc. was authorized to begin production of graphite from Bissett Creek and during production must comply with the Bissett Creek Graphite Closure Plan as filed.  Bissett Creek did not achieve commercial production and has been kept on care and maintenance basis since 2004.  The Company is currently re-evaluating its development plans.

Item 1A   RISK FACTORS

The Company's business is subject to numerous risk factors, including the following: While the Company intends to develop its mineral property and produce graphite from Bissett Creek, it has no history of operations and must raise the necessary capital. A processing building and some equipment exists on site but the Company will need to purchase and install a substantial amount of additional equipment in order to commence production.

The Company has the following concerns:

1. The Company has no record of earnings or cash flow from mining operations. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery and sale of graphite. Furthermore, there has been minimal graphite production to date on the property and if the Company is able to proceed to production, commercial viability will be affected by factors that are beyond its control, including the recoverability of graphite from the deposit, uncertainty over graphite prices, the cost of constructing and operating a mine, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, as well as costs of protection of the environment. The Company has no purchase orders for graphite to be produced by the Company.

2. The Company's success and possible growth will depend on its ability to mine the Bissett Creek deposit, process and recover graphite, and successfully sell it on world markets which in turn is dependent upon the market's acceptance of the quality and consistency of the product produced.

3. The need for additional financing is a concern for the Company as it must raise substantial financing to build and operate a mine at Bissett Creek. The Company is dependent on the ability of its management team and its Board of Directors to obtain such capital and there is no assurance that the Company will be able to do so, or do so on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its production efforts and adversely affect its results from operations.

4. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

5. There are no dividends anticipated by the Company. At the present time, the Company intends to focus on raising additional capital to develop Bissett Creek.

ITEM 1B  Unresolved Staff Comments

As a smaller reporting company, the Company is not required to include this Item.

ITEM 2 - DESCRIPTION OF PROPERTIES

The Company is an exploration stage company that holds exclusive rights to explore and if feasible, develop graphite mineral claims at a site located in Maria Township in Northern Ontario, approximately 180 miles northeast of Toronto, Ontario. The property and the claims are referred to as "Bissett Creek" because of their proximity to the town of Bissett Creek. The rights to the Bissett Creek property are held through a wholly-owned subsidiary, Industrial Minerals Canada, Inc, an Ontario corporation through which Operations are conducted.

Transportation into and around the property is by four wheel drive vehicle. The road off of Hwy 17 is hard gravel and extends about 6 miles to the claims owned by the Company.

On January 31, 2002, the Company acquired its interest in the Bissett Property pursuant to an assignment of the Bissett Lease from Westland Capital Inc.

The site is close enough to all major highways, rail and power lines to provide access to the substantial infrastructure that will be required for a large scale open pit mining operation, if feasible. See map below for details. The core claims are not subject to any alienation for parks or special management zones according to information from the Ministry of Northern Development and Mines. The area comes under the administration of the Southern Ontario Mining District, and does not include any rural cottage properties.

The rights to the Bissett Creek property are based upon a Lease granted by the Province of Ontario on September 22, 1993 to Consolidated North Coast Industries Ltd. ("North Coast"). This is referred to as the "Bissett Creek Lease". The Bissett Creek Lease has a twenty-one year term and an annual rental payment payable to Ministry of Northern Development and mines in an amount prescribed by the Mining Act. Under the terms of the Bissett Creek Lease, the tenant is obligated to pay all taxes on the Bissett Property and remain in compliance with the Mining Act, the Mining Tax Act, the Forest Fires Prevention Act, the Ontario Water Resources Act and any amendments to the foregoing legislation.

On December 29, 1997, North Coast amalgamated with Pacific Sentinal Gold Corp, and the surviving corporation changed its name to Great Basin Gold Ltd. ("Great Basin"). On December 21, 2001, Great Basin assigned its rights in the Bissett Creek Lease to Paul C. McLean, Pierre G. Lacombe and Frank P. Tagliamonte (collectively referred to as the "McLean Group"). In connection with that assignment, the McLean Group entered into an option agreement with Great Basin that was subsequently terminated by a court order on May 15, 2001. The court order granted to the McLean Group all the rights of Great Basin to the Bissett Creek Lease.

The McLean Group assigned the Bissett Creek Lease to Westland Capital Inc.("Westland") in January of 2002 who in turn assigned the Bissett Creek Lease to the Company.

As part of the assignment to Westland Capital Inc, Westland agreed to pay to the McLean Group, an advance royalty payment of $27,000 CDN annually in two equal installments of $13,500 Canadian each. These payments are due March 15, and September 15 and each carry a 30 day payment extension provision. The assignment agreement further provides that in the event that graphite carbon concentrate is produced from Bissett Creek, a royalty of $20.CDN per ton must be paid to the McLean Group. Further, pursuant to the Option Agreement a 2.5% net smelter return royalty is payable to the McLean Group in the event that any other minerals are derived from Bissett Creek.

As a condition of the assignment of the Bissett Creek Lease to the Company, the Company agreed to assume all of Westland's obligations under the assignment agreement. On August 15, 2003, the Company assigned its rights in the Bissett Creek Lease to its wholly owned subsidiary, Industrial Minerals Canada Inc. All payments owed to the McLean Group are current and the remaining term of the Bissett Creek Lease is approximately 6 years.

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

On June 20, 2002, the Company acquired unpatented mining claims SO 1249711 (11 units), SO 1249723 (3 units) and SO 1234705 (2 units) totaling approximately 625 acres or 248 hectares, in Maria township, from Messrs. P. McLean, F. Tagliamonte and the estate of P. Lacombe for CAD$50,000.  In the spring of 2007, the Company also added an additional 950 acres (380 hectares) of staked claims to the site, bringing the total developable area to approximately 3,250 acres (1,304 hectares).

Bissett Creek is located in Maria Township, about 300 km northeast of Toronto and 100 km east of North Bay, Ontario. The property connects to Highway 17 (the Trans-Canada Highway) by 16 km of good gravel road, of which 14 km is maintained by the Province of Ontario.  This represents approximately 4-5 hours trucking time to industrial consumers in the Toronto area, which in turn is 12-16 hours from potential graphite markets in the northern and eastern regions of the U.S.A.

The Geology of the property consists predominantly of Middle Precambrian age meta-sedimentary rocks. These are divided into graphite gneiss, transitional graphitic gneiss, and barren gneiss for mapping purposes. The graphitic gneiss is a distinctive recessive weathering unit, commonly exposed along rock cuts, hill tops and occasional cliff faces. It is a calcareous, biotite-amphibole-quartzofelspathic gneiss (generally with red-brown to pale yellow-brown weathering). Graphite, pyrite and pyrrhotite occur throughout.  Graphite occurs in concentrations visually estimated to be from 1 to 4%.  Sulphides occur in concentrations from 1 to 5%. In its unweathered state, the rock unit is pale to medium grey in color.

The graphite gneiss has a moderate 5 to 20 degree dip to the east and the high grade layer dips 20 to 30 degrees to the south. This unit is sandwiched between the upper barren  noncalcareous gneiss, which forms the hanging wall of the deposit and a sim ilar lower barren gneiss which forms the footwall. A total thickness of 75 m of graphitic gneiss was intersected by drilling. The barren gneiss is a pale to dark grey-green non-calcareous unit. Black biotite, dark green amphiboles and red garnets distinguish the units from the graphite bearing varieties.

On May 22, 2007, the Company signed a contract with Geostat International Inc. ("Geostat") to prepare a technical report on the Bissett Creek property in compliance with the requirements of Canadian National Instrument 43-101. The Geostat work program included a site visit, an independent estimation, classification and certification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, an assessment of mining and processing procedures, and an estimation of the capital and operating costs to build and operate a mine at Bissett Creek. The process included the drilling of an additional six holes in order to assist in verification of previously obtained data. The specific drill targets were determined by Geostat following their review of the original target data prepared by Kilborn Engineering. The program provided independent assay results and material to carry out metallurgical testing and validation. Six vertical NQ size diamond drill holes were drilled in the eastern part of the deposit for a total of 246.43 meters (808.5 ft) around the location of Pit #1. The last drill hole (DDH-07-06) was drilled in an area of the property previously named the "pencil zone". Drilling was done by George Downing Estate Drilling Ltd from August 1 to August 8, 2007 under supervision of Geostat personnel.

The Property consists of a building and several pieces of equipment from a previous attempt to establish a mining and processing operation at Bissett Creek. A substantial amount of additional equipment and infrastructure will be required for any future operation at Bissett Creek.

To December 31, 2007, the Company had incurred general exploration costs at Bissett Creek of $418,599. For the year ending December 31, 2008, the Company incurred additional exploration expenses of $49,565, for a cumulative total of $468,164 to December 31, 2008. In the year ending December 31, 2009. the Company incurred expenses of $3,933, for a cumulative total of $472,097 to December 31, 2009.

The Company has engaged Stantec Consulting to review the current status of the site and the permit and to provide a detailed scope of work, schedule and estimated costs to complete a Closure Plan amendment, obtain needed environmental approvals, and conduct a critical issues assessment to allow the Company to proceed with the development of a mine a Bissett Creek.

The Company's mailing address is 346 Waverley Street, Ottawa Ontario Canada, K2P 0W5.

ITEM 3 - LEGAL PROCEEDINGS

The Company has been named in a lawsuit filed by Windale Properties in the amount of $19,781Cdn. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. Discussions regarding settlement are ongoing.

MGI Securities Inc. obtained a default judgment on September 1, 2009 in the amount of $10,000Cdn. The Company is currently in discussions with MGI regarding settlement of this claim.

Westwynd Retail Consultants Inc. obtained a judgment for $110,000Cdn plus accrued interest in regard to a loan made to the Company. Subsequent to the year end, the Company reached a settlement agreement with Westwynd regarding settlement of this claim. The parties have executed an agreement and the Company has obtained a full and final release as part of the settlement.

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Registrant's common stock is traded in the over-the-counter market under the symbol IDSM (OTC Bulletin Board Symbol). The table below sets forth he high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

Fiscal Quarter Ending	High	Low
March 31, 2008	$0.08	$0.07
June 30, 2008	$0.08	$0.06
September 30, 2008	$0.04	$0.02
December 31, 2008	$0.01	$0.01
March 31, 2009	$0.05	$0.05
June 30, 2009	$0.02	$0.02
September 30, 2009	$0.04	$0.04
December 31, 2009	$0.02	$0.01

(b) As of December 31, 2009, there were 336 shareholders of record of the registrant's common stock.

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

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rigihts	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	None	n/a	n/a
Equity compensation plans not approved by security holders	7,349,999	$0.106	None

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $179,221. A balance of  $44,665 remains to be expensed over the vesting period of the options.

Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to include this Item.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT DISCUSSION AND ANALYSIS

CONSOLIDATED RESULTS

Twelve month periods ending December 31, 2009, 2008

Industrial Minerals, Inc. ("the Company"), a Delaware Corporation, was incorporated on November 6, 1996, under the name Winchester Mining Corp, and after a series of mergers, and name changes, became known as Industrial Minerals, Inc in 2002.

For the fiscal year commencing January 1, 2008, the Board of Directors was comprised of William Thomson, William Booth and Robert Dinning. Mr. Thomson, who was also Chairman of the Company, resigned on June 20, 2008 and Mr. Booth, an independent director resigned on July 9, 2008. The President of the Company, David Wodar, who was appointed July 9, 2007, resigned on June 12, 2008. Following these resignations, Mr. Chris Crupi C.A. and Mr. Gregory Bowes, MBA, were appointed directors of the Company and Mr. Robert Dinning C.A.was appointed President and CEO on June 23, 2008. Mr. Robert Dinning C.A. continued as a director and was also reappointed CFO effective June 23, 2008. Mr. Dinning was originally appointed CFO and Director September 15, 2006. Mr. Crupi was appointed Chairman of the Audit Committee and both Mr. Crupi and Mr. Bowes are independent directors of the Company

The Company also moved its corporate offices to 346 Waverley Street, Ottawa Ontario, K2P 0W5, effective June 23, 2008.

Under the mandate of the restructured Board of Directors, the Company significantly reduced its monthly operating expenses and focused its efforts on settling payables, reducing debt, raising financing and developing a plan to move the Bissett Creek project forward. .

On October 27, 2008, the Company engaged RBC Capital Markets, a division of the Royal Bank of Canada, as financial advisor with respect to strategic options facing the company. The engagement was for a term of 12 months with a success fee based compensation for completion of a transaction. Under terms of the agreement, the Company agreed to engage RBC Dominion Securities (RBC), a member company of RBC Capital Markets, as its exclusive financial advisor in connection with a potential transaction involving the Company. This includes potential sale of the Company, investment by a third party, amalgamation, arrangement, or other business transaction involving the Company. By mutual consent, this agreement was terminated in June 2009.

In addition to engaging outside technical professional consultants when needed, the Company on November 7, 2008 announced appointment of George Hawley as Technical Advisor to the Board of Directors. Mr. Hawley has 40 years experience in the processing of industrial minerals including mica, graphite, and silica, all of which are specific to the Bissett Creek property. Mr. Hawley worked for various companies in the USA, Europe, Japan, Australia, Africa and Canada and has published over 50 technical papers on industrial mineral products pertaining to technical and marketing topics.

On October 28, 2009, the Company announced that it had entered into a non brokered agreement with various lenders, including a director of the Company, to issue approximately CDN$300,000 (US$286,560) in senior secured convertible non-interest bearing notes (the “Notes”) to provide working capital for its subsidiary, Industrial Minerals Canada Inc, (“IMC”) and pay the costs of attempting to raise financing and take IMC public in Canada. The Notes were secured by a security interest over all of the assets of IMC, including the mineral claims and leases comprising the Project.  Subsequent to year end the amount of the Notes was increased to CDN$600,000 and they were converted into units of IMC as described below.

In addition to the short-term financing stated above, the Company announced on October 28, 2009, that IMC had entered into a letter of intent to effect a business combination with Rattlesnake Ventures Inc.(“RVI”) to form a new company to be called Northern Graphite Corporation (“Northern Graphite”) (the “Transaction”). The proposed Transaction would constitute the Qualifying Transaction of RVI, a Capital Pool Company, and if completed would result in IMC becoming publicly listed on the TSX Venture Exchange as Northern Graphite.

In conjunction with the Transaction, the Company also signed an engagement letter with Research Capital to complete, on a best efforts basis, a financing for Northern Graphite consisting of CDN$3,000,000  (US$2,865,600) in subscription receipts at a price of $CDN0.50  (US$0.47) per subscription receipt and CDN$3,000,000 (US$2,865,600) in flow-through common shares at a price of CDN$0.50  (US$0.47) per share (the “Offering”). Each subscription receipt was, subject to the satisfaction of certain conditions, convertible into one unit consisting of one common share and one half of one common share purchase warrant of Northern Graphite.  This transaction was not completed and was terminated in December 2009.  Subsequent to the year end, the agreement with Rattlesnake Ventures Inc was also terminated.  The Company did complete the name change of IMC to Northern Graphite Corporation.

Subsequent to the year end, on March 8, 2010, the Company announced that its wholly-owned subsidiary Northern Graphite had  completed a non-brokered private placement financing consisting of the issuance of 5,900,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which the Company or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1.475 million. In addition, Northern Graphite had increased the capital raised through the issuance of the Notes to C$600,000 and the Notes, pursuant to their terms, automatically converted into units upon the closing of the financing at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern Graphite or its successor becomes a reporting issuer in a jurisdiction of Canada.

As a result of the private placement and the conversion of the Notes Northern Graphite issued a total of 9,328,571 common shares. The Company owns 11,750,000 common shares of Northern Graphite which represents a 55.7% interest. Subject to the receipt of all required corporate, regulatory and stock exchange approvals, Northern Graphite plans to complete a going public transaction in Canada as soon as possible and the Company plans to distribute its Northern Graphite shares to its shareholders.

While the Company was unsuccessful in raising financing through Research Capital and taking Northern Graphite public in Canada through the RVI transaction, the private placement and Note financings enabled it to deal with critical issues relating to payables and corporate debts and have put Northern Graphite on a sound footing to move Bissett Creek forward.  It is still the Company’s objective to take Northern Graphite public.  However, the Company recognizes it will require substantial additional capital in the future to continue the development of Bissett Creek.  While the Company is optimistic such capital can be obtained, there is no assurance that it will be available or available on terms that are attractive to the Company.

RESULTS OF OPERATIONS

During the fiscal years' ending December 31, 2009 and 2008, the Company had no revenues. The Company originally planned to complete the installation of a pilot plant that would have generated about 10 tons of graphite per day that could be distributed to prospective customers for testing. The expected cost of the pilot plant was higher than originally contemplated and the Company deferred setting up the pilot plant as it did not have the capital to do so. The Company is studying alternatives to building its own pilot plant.

Total expenses and the resulting loss for the year ended December 31, 2009 amounted to $1,629,281 vs. $1,579,801 in 2008. Due to a lack of capital and a significant downturn in business activity the Company decided to reduce general overhead, including consultants hired to assist in the development of Bissett Creek. The most significant decrease was management fees which amounted to $448,719 in 2009 vs. $827,398 in 2008. These figures include stock compensation expense of $179,221 in 2009 vs. $176,427 in 2008.

The Company adopted SFAS 123 "Accounting for Stock-Based Compensation", effective April 1, 2007. Compensation costs for the Company's stock options had been determined in accordance with the fair value based method prescribed as SFAS 123. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the year ending December 31, 2007. Expected volatility of 98.47% at December 31, 2009, risk-free interest rate 4%; and an expected life of up to 4 years. The Company confirms that all stock compensation disclosures adhere to SFAS 123(R).

General exploration expenses in 2009 were $3,933 vs. $49,565 in 2008. Because of financial constraints, the Company reduced its exploration activities at Bissett Creek in 2009 pending completion of additional financing. With the completion of additional financing subsequent to the year end, the Company expects to undertake pre feasibility studies and additional drilling at its Bissett Creek property in 2010.

Professional fees in the year amounted to $96,626 vs. $100,762 in 2008. This was the result of legal expenses in excess of $50,000 in 2008 related to preparation of filings for matters that did not proceed.

Total depreciation expenses for 2009 were $111,579 compared to $201,843 in 2008 as the Company also incurred an impairment charge of $683,327 in 2009 on assets deemed obsolete. No such charge occurred in 2008.

Total royalty expenses were $23,644 in 2009 compared to $22,059 in 2008. The expenses in Canadian Dollars were the same each year with currency exchange rates accounting for the difference between 2009 and 2008. The Company is required to pay a yearly royalty of $27,000 Canadian whether graphite is produced or not. These payments are due semi-annually in March and September of each year.

General and administrative expenses totaled $242,596 in 2009 vs. $395,677 in 2008. This includes a charge for property taxes at Bissett Creek of $98,916.

The foreign exchange loss in 2009 of $139,298 vs.$17,504 in 2008 reflects the large swing in exchange rates in 2009 and 2008. In 2008 the Canadian Dollar was valued at $0.8170US whereas in 2009, the Canadian Dollar increased to $0.9552US. Financial statement reporting is conducted in $U.S. currency while most expenses occur in Canadian Dollars.

The Company had a net loss from operations of $1,629,281 in 2009 vs. $1,579,801 in 2008.  The Company recognizes that it must continue to acquire additional financing in order to properly develop the Bissett Creek property and to sell the resulting graphite on the world market. There is no assurance that the Company or its management will be successful in its attempts to acquire such financing.

Liquidity and Capital Resources

The Company had cash on hand at December 31, 2009 of $271,168 vs. $307 vs. at December 31, 2008. The receivable on the Balance Sheet represents a refund of GST tax due from the Government of Canada.

The Company has no deposits at December 31, 2009 vs. $12,510 at December 31, 2008. This includes a deposit on equipment in the amount of $10,000 in 2008 which was returned in 2009.

The Company has a long-term deposit with the Ministry of Finance for the Province of Ontario. During the year ending December 31, 2004 a Mine Development and Closure Plan was filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the MINING ACT, R.S.O. 1990 Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company's deposit in 2004 amounted to $288,363Cdn. Since that time the deposit has accrued interest of $23,833 bringing the total Reclamation Deposit at December 31, 2009 to $299,277. This is a financial guarantee to the Province of Ontario ensuring that there are enough funds on hand to affect a proper closure of the Bissett Creek property.

During the year ending December 31, 2009, the Company had no fixed asset additions but did sell some equipment and incur an impairment charge on obsolete equipment of $683,327.

Various equipment items originally costing $757,994, which had a current net book value of $437,401, were written off based on management’s assessment that the equipment was of no further use. Additional office equipment with a net book value of $15,927 was also disposed of increasing the impairment write-off for the year to $453,327. In addition the Company wrote off the asset retirement obligation of $230,000, thus increasing the impairment charge for the year to $683,327. In 2008, the Company agreed to sell some equipment to Montana Mining LLC of Nassau Bahamas for a total consideration of $105,000Cdn ($99,3405US), subject to receipt of all funds prior to completion of the sale. This transaction completed in December 2009.

The Company has total current liabilities in the amount of $2,024,604 at December 31, 2009 vs. $833,319 at December 31, 2008. This is comprised of:

Liability	2009	2008
Accounts payable	$405,049	$270,150
Accrued interest	102,183	65,317
Loans payable – current	820,457	416,274
Due to related parties	252,746	28,472
Notes payable	300,888	0
Funds received in advance	143,280	0
Customer Deposit	0	53,105
	$2,024,604	$833,318

Included in current loans payable is a debt of $90,796 plus accrued interest payable to First Plain Inc. The debt was repayable on July 15, 2009. On February 15, 2010 First Plain Inc. agreed to a settlement consisting of CAD $95,000 to be paid in cash, and 160,000 units of Northern Graphite as per the private placement as settlement for accrued interest.

Also included in loans payable is an amount owing to C.Birge in the amount of $161,000 repayable on December 31, 2009 with interest accruing at 10 per cent per annum. On February 15, 2010, Mr. Birge agreed to settle this loan in one year on receipt of $150,000 with no interest payable on this extension. In addition, Mr. Birge will receive a payment of CAD $35,000 on other loans due to him plus 140,000 units of Northern Graphite as per the private placement terms.

Current loans payable also includes a loan payable to Westwynd Retail Consultants Inc. of $105,072,US ($110,000Cdn) plus accrued interest at 10%. This note is currently due and Westwynd had obtained both a judgment against the Company and a Sheriff’s writ.  A full settlement was reached in February 2010 consisting of the payment of CDN$125,000 ($119,400US) plus the issuance of 100,000 units in Northern Graphite as per the private placement terms.

The remaining current loans are due to two shareholders and former officers and/or directors of the Company and amount to $77,925 US. Agreement has been reached subsequent to the year end regarding the settlement of one loan for $22,925US, but there is no agreement to date on the remaining balance.

The Company also has loans of $385,665 outstanding at December 31, 2009 vs. $334,714 at December 31, 2008. This is the same loan in both years and is in Canadian funds, thus resulting in the foreign exchange fluctuation. This loan has been settled subsequent to the year end and has been settled for stock.

There are no terms of repayment at the present time regarding amounts due to related parties.

The Company intends to continue to seek debt or equity financing from non-affiliates, officers, directors and shareholders.

On March 8, 2010, Northern Graphite completed a non brokered private placement of 5,900,000 units at $0.25 per unit for total proceeds of $1,475,000Cdn ($1,408,920US). This along with the sale of Convertible Secured Notes for $600,000Cdn ($573,120US) brought the total of funds raised to $2,075,000Cdn ($1,982,040US).

All risks and uncertainties inherent in any start-up company exist with respect to the Company.

The Company had long term loans payable amounting to $385,665 at December 31, 2009. These loans were settled subsequent to the year end through the issuance of 1,091,600 restricted common shares

In 2009 the Company’s wholly owned subsidiary Industrial Minerals Canada, Inc., now Northern Graphite, completing a non-brokered financing with various lenders, including a director of the Company, for CDN$300,000 through the issuance of senior secured convertible non-interest bearing notes (the “Notes”) A first mortgage and security interest over all assets of Northern, including and specifically the mineral claims and leases known as the Bissett Creek property was granted to 2221862 Ontario Inc., a newly-incorporated company incorporated and controlled by Gregory Bowes, a Director of the Company and CEO of Northern, to hold the security on behalf of the Note holders as well as to hold the proceeds from sale of the Notes in trust, and to distribute such proceeds to the Company as required to cover the costs that were to be incurred in connection with a proposed transaction with RVI and the Research Capital financing and to pay existing and future expenses which were critical and necessary to keep Northern Graphite functional and solvent and protect its assets.  Northern Graphite was specifically prohibited from using any of the proceeds to make any payments to Directors or Officers or to repay existing loans.  In the event that Northern Graphite raised not less than $1,000,000 in financing the Notes automatically convert into units of Northern Graphite consisting of one common share and one common share purchase warrant having terms substantially similar to units issued in the financing except that the price of the units would be at a 30% discount to the financing and the exercise price of the warrants would also be at a 30% discount to the exercise price of the warrants issued under the financing and holders of the Notes would be entitled to one full warrant.

If Northern Graphite raised less than $1,000,000 the Notes were convertible into units of the Company at the option of the holder at any time after the date which is six months from the date of closing of the issuance of the Notes, at a conversion price of $0.02 per share and each such share would have attached one common share purchase warrant entitling the holder to purchase one common share of the Company at a price of $0.03 per share for a period of 24 months.

The Notes would, unless previously converted, become fully due and payable on the date which is 24 months from issuance and unless previously converted, became fully due and payable in the event that there was any material adverse change in the business or affairs of the Company or Northern Graphite including the initiation of bankruptcy or insolvency proceedings, as determined by 2221862 Ontario Inc. in its sole discretion.

Subsequent to the end of 2009 the principal amount of the Notes was increased to CAD$600,000 to provide additional working capital and the Notes were converted to shares of Northern Graphite pursuant to their terms and the completion of a private placement described elsewhere herein.

During 2008, the Company completed private placements as described below:

On February 26, 2008, the Company completed a private placement to one accredited investor for 227,273 restricted common shares at $0.11 per share for a total of $25,000. There were no warrants attached to this investment.

On March 10, 2008, the Company completed a private placement with five accredited investors for 1,780,000 units at $0.09 per unit for $160,200. Each unit consisted of one share of common stock and one common stock purchase warrant entitling the investor to acquire an additional share of common stock at $0.15 per share on or before March 10, 2010. The warrants were not exercised and have expired.

On May 15, 2008, the Company completed a private placement to one accredited investor for 416,667 restricted common shares at $0.06 per share for $25,000.  There were no warrants attached to this financing.

On June 30, 2008, the Company completed a private placement with six accredited investors for 6,575,000 units at $0.04 per unit for $265,000. Each unit consisted of one share of common stock and one-half of one common stock purchase warrant entitling the investor to acquire an additional share of common stock for each two common share purchase warrants held at $0.08 per share. These warrants expired without being exercised.

On November 7, 2008, the Company completed a private placement with one accredited investor for 250,000 units at $0.04 per unit for $10,000. Each unit consisted of one share of common stock and one-half of one common stock purchase warrant entitling the investor to acquire an additional share of common stock for each two common share purchase warrants held at $0.08 per share. These warrants expired without being exercised.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements of Industrial Minerals, Inc. are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Industrial Minerals, Inc.'s accounting policies are described in Note 1 to the Consolidated Financial Statements. Critical accounting estimates are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Corporation's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable.  However, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has discussed the development, selection and disclosures of these critical accounting estimates with the Audit Committee of Industrial Minerals, Inc.'s Board of Directors, and the Audit Committee has reviewed the Company's disclosures relating to these estimates.

GOING CONCERN

The critical assumption made by management of the Company is that the Company will continue to operate as a going concern. The following is contained in the notes to the financial statements and the Company's auditors have expressed a concern that the Company may not be able to continue as a going concern.

The Company's financial statements have been presented on the basis that it is a going concern. The Company is in the exploration stage and has not earned significant revenues from operations. The Company's current liabilities exceed current assets by $1,745,433 and the Company recorded a net loss amounting to $1,629,281 during the year ended December 31, 2009. The Company's ability to continue as a going concern is dependent upon its ability to continue to identify additional sources of capital to pay its payables and debts, meet administrative expenses and advance its Bissett Creek Property and ultimately, achieve profitable operations. Management has obtained additional financing subsequent to the year end which will allow it to settle with existing creditors and lenders and advance the Bissett Creek project.

If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

Impairment of Long-Lived Assets

Industrial Minerals, Inc. periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of when events and circumstances warrant such a review. This review is performed using estimates of future cash flows as well as industry and market conditions and the Company’s future development plans. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

During the year, the Company evaluated its fixed assets at the mine site and determined that it would take an impairment charge of $683,327 regarding assets deemed obsolete or non-functional.

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Industrial Minerals, Inc. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheet of Industrial Minerals, Inc.("the Company") as at December 31, 2009 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. The consolidated financial statements for the period from November 6, 1996 (inception) through December 31, 2008 were audited by other auditors. Our opinion, insofar as it relates to amounts included from inception through December 31, 2008 is based solely on the reports of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Industrial Minerals, Inc as of December 31, 2008, were audited by other auditors whose report dated March 31, 2009, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has not generated revenues since its inception, has incurred annual losses, and further losses are anticipated. The Company requires additional funds to meet its obligations and ongoing operations. Management's plans in this regard are described in Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyers Norris Penny LLP, Chartered Accountants

Vancouver, BC, Canada
April 14, 2010

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS 2300 – 1055 DUNSMUIR STREET VANCOUVER, BC V7X 1J1 PH. (604) 685-8408 FAX (604) 685-8594 www.mnp.ca

INDUSTRIAL MINERALS, INC.
And Subsidiary
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and December 31, 2008

	December 31	December 31
ASSETS	2009	2008
CURRENT ASSETS
Cash	$271,168	$307
Receivables	8,003	15,420
Deposits	-	12,026
Total Current Assets	279,171	27,753

RECLAMATION DEPOSIT	299,277	230,000

FIXED ASSETS
Building and Equipment	1,243,511	2,388,876
Asset retirement obligations	-	230,000
Less accumulated depreciation	(746,750)	(1,097,209)
	496,761	1,291,667

TOTAL ASSETS	$1,075,209	$1,549,420

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$405,049	$270,150
Accrued interest payable	102,183	65,317
Loans payable - current	820,457	416,274
Due to related party	252,746	28,472
Notes payable	300,888	-
Funds received in advance	143,280	-
Other current liabilities	-	53,105
Total Current Liabilities	2,024,604	833,319

OTHER LIABILITIES
Asset retirement obligations	299,277	230,000
Loans payable - Due beyond one year	-	334,714
	299,277	564,714

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.0001
par value; 163,248,416 and 137,644,476 shares
issued and outstanding, respectively	16,322	16,072
Additional paid-in capital	10,201,185	9,972,214
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage	(11,360,194)	(9,730,913)

TOTAL STOCKHOLDERS' EQUITY	(1,248,672)	151,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,075,209	$1,549,420

See accompanying notes to consolidated financial statements

INDUSTRIAL MINERALS, INC.
AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
REVENUE
Income earned during exploration stage	$-	-

EXPENSES
Cost of revenues	-	-
Professional fees	96,626	100,762
Royalty fees	23,644	22,059
Depreciation and amortization	111,579	201,843
Impairment of long-lived assets	683,327	-
Loss on disposal of assets	-	-
Management fees and salaries	448,719	827,398
General exploration expense	3,933	49,565
Other general and administrative	242,597	395,677

TOTAL EXPENSES	1,610,425	1,597,305

LOSS FROM OPERATIONS	(1,610,425)	(1,597,305)

OTHER INCOME (EXPENSE)
Interest income	-	-
Gain from extinguishment of debt	-	-
Foreign currency loss	(139,298)	(17,504)
Gain on sale of asset	99,340	-
Gain on debt settlement	21,102	-

TOTAL OTHER INCOME	(18,856)	(17,504)

LOSS FROM OPERATIONS	(1,629,281)	(1,579,801)

INCOME TAXES

NET LOSS	$(1,629,281)	(1,579,801)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	162,742,617	139,275,920

See accompanying notes to consolidated financial statements

INDUSTRIAL MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,629,281)	$(1,579,801)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	111,579	201,843
Provision for bad debts	-	-
Stock issued for services	50,000	446,700
Impairment of long-lived assets	683,327	-
Stock based compensation	179,221	176,427
Loss on disposal of assets	-	-
Gain on settlement of debt	(21,102)	-
Gain on sale of assets	(99,340)	-
Changes in:
Receivables	7,417	3,100
Inventory	-	-
Prepaid expenses	-	-
Deposits	12,026	484
Accounts payable and accrued expenses	156,001	127,565
Accrued interest payable	36,867	13,228
Due to related parties	-	4,520
Net cash used in operating activities	(513,285)	(605,934)
Cash flows from investing activities:
Purchase of building and equipment		-
Advance received for sale of Equipment	46,235	53,105
Investment inMultiplex	-	-
Acquisition of goodwill	-	-
Loan to related party	-	-
Long-term deposits	-	-
Net cash used in investing activites	46,235	53,105

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes	444,168	-
Due to related party	224,274	-
Current loans	69,469	-
Net proceeds from sale of common stock	-	485,200
Net proceeds from loans payable		-
Loan repayments		(18,796)
Proceeds from mortgage	-	-
Principal payments on mortgage	-	-
Stock issued in settlement of debt	-
Cash acquired in acquisition of Peanut Butter & Jelly, Inc.	-	-
Net cash provided by financing activities	737,911	466,404
Effect of exchange rate on Changes in Cash		(17,504)

NET INCREASE (DECREASE) IN CASH	270,861	(103,929)

Cash, beginning of period	307	104,236

Cash, end of period	$271,168	$307

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for related party debt		61,200

Shares issued for debt	50,000	65,000

Shares issued for services	-	-

Shares issued for investment	-	-

Shares issued for accrued interest	-	-

Long term deposits financed by accounts payable	-	-

Property costs financed by issuance of common stock	-	-

Equipment financed by:
Accounts payable		-
Issuance of common stock		-

		-

See accompanying notes to consolidated financial statements

   INDUSTRIAL MINERALS, INC. AND SUBSIDIARY
         (An Exploration Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
December 31, 2009

		Common Stock		Additional	Accumulated Deficit During	Accumulated Other	Common Stock	Total Stockholders'
	Number	Number		Paid-in	Exploration	Comprehensive	Subscriptions	Equity
	of Shares	of Shares	Amount	Capital	Stage	Income	Received	(Deficit)

Inception - November 6, 1996 - See Note A below	-	-	$-	$-	$-	$-		$-
Balance at December 31, 1998	252,500	757,500	76	505,092	(750,830)	-		(245,662)
Issuance of common stock for cash	30,000	90,000	9	146,612	-	-		146,621
Issuance of common stock for services	55,000	165,000	17	274,983	-	-		275,000
Net Loss	-	-	-	-	(259,404)	-		(259,404)

Balance at December 31, 1999	337,500	1,012,500	102	926,687	(1,010,234)	-		(83,445)

Issuance of common stock for cash	84,900	254,700	25	413,045	-	-		413,070
Issuance of common stock for services	70,000	210,000	21	349,979	-	-		350,000
Issuance of common stock for Multiplex stock	3,000	9,000	1	29	-	-		30
Issuance of common stock for acquisition	475,463	1,426,389	143	4,603	-	-		4,746
Net Loss	-	-	-	-	(694,758)	-		(694,758)

Balance at December 31, 2000	970,863	2,912,589	292	1,694,343	(1,704,992)	-		(10,357)

Issuance of common stock for compensation	30,000	90,000	9	59,991	-	-		60,000
Net Loss	-	-	-	-	(67,251)	-		(67,251)

Balance at December 31, 2001	1,000,863	3,002,589	301	1,754,334	(1,772,243)	-		(17,608)

Issuance of common stock re acquisition of	35,000,000	105,000,000	10,500	(1,747,393)	1,696,982	-		(39,911)
Industrial Minerals Incorporated
Minimum 50 shares post-split allocation	30,758	92,274	6	(6)	-	-		-
Net Loss	-	-	-	-	(520,242)	-		(520,242)

Balance at December 31, 2002	36,031,621	108,094,863	10,807	6,935	(595,503)	-		(577,761)

Minimum 50 shares post-split allocation	327	981	-	-	-	-		-

Net Loss	-	-	-	-	(1,133,197)	-		(1,133,197)

Balance at December 31, 2003	72,063,896	108,095,844	10,807	6,935	(1,728,700)	-		(1,710,958)

Allocation on round-up of shares	7	7	-	-	-	-		-
Issuance of common stock in settlement of debt	3,492,115	3,492,115	349	4,190,189	-	-		4,190,538
Net Loss	-	-	-	-	(561,153)	-		(561,153)

Balance at December 31, 2004	111,587,966	111,587,966	11,156	4,197,124	(2,289,853)	-		1,918,427
Net Loss	-	-	-	-	(1,844,219)	-		(1,844,219)

Balance at December 31, 2005	111,587,966	111,587,966	11,156	4,197,124	(4,134,072)	-		74,208

Issuance of common stock for cash	200,000	200,000	20	69,640	-	-		69,660
Issuance of common stock in settlement of debt	6,255,810	6,255,810	625	1,876,118	-	-		1,876,743
Net Loss	-	-	-	-	(1,255,584)	-		(1,255,584)

Balance at December 31, 2006	118,043,776	118,043,776	11,801	6,142,882	(5,389,656)	-		765,027

Issuance of common stock for cash	13,193,699	13,193,699	1,319	1,569,486	-	-		1,570,805
Issuance of common stock for services	6,407,001	6,407,001	641	641,976	-	-		642,617
Stock compensation expense	-	-	-	446,853	-			446,853
Foreign Currency Translation	-	-	-	-	-	(105,985)		(105,985)

Net Loss	-	-	-	-	(2,761,455)	-		(2,761,455)

Balance at December 31, 2007	137,644,476	137,644,476	13,761	8,801,197	(8,151,111)	(105,985)		557,862

Issuance of common stock for cash	-	9,248,940	925	484,275	-	-	(265,000)	220,200
Issuance of common stock for services	-	12,605,000	1,261	445,439				446,700
Stock compensation expense	-	-	-	176,427	-	-		176,427
Common stock subscriptions received	-	-					265,000	265,000
Issuance of common stock for settlement of debt	-	1,250,000	125	64,875				65,000
Net Loss	-	-	-	-	(1,579,801)	-		(1,579,801)

Balance at December 31, 2008	-	160,748,416	16,072	9,972,214	(9,730,913)	(105,985)	-	151,388

Issuance of common stock for services	-	2,500,000	250	49,750	-	-	-	50,000
Stock compensation expense	-	-	-	179,221	-	-	-	179,221
Net Loss	-	-	-	-	(1,629,281)	-	-	(1,629,281)

Balance at December 31, 2009	-	163,248,416	16,322	10,201,185	(11,360,195)	(105,985)	-	(1,248,672)

See accompanying notes to consolidated financial statements

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization
The Company was incorporated on November 6, 1996, as Winchester Mining      Corporation in the State of Delaware.  On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc.  On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Incorporated.  On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Incorporated into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc.

(b) Nature of Operations and Going Concern
The Company owns 100% of the mineral rights to the Bissett Creek graphite property (the Bissett Creek Property”) which is located in the Province of Ontario, Canada. The Company began commissioning a dry recovery based processing plant in September 2004, but commercial production was never achieved and the Bissett Creek Property has been inactive since 2005.  In 2007, Geostat Services Inc. produced a NI 43-101 Preliminary Assessment Report which included estimates of resources and capital and operating costs with respect to building an open pit mine and conventional 2,500 tonne per day processing plant using a standard flotation process.  The Company intends to complete additional infill confirmation drilling and metallurgical testing as part of a Pre- Feasibility Study, and to initiate the environmental and mine permitting processes with the objective of making a construction decision in 2011.

The Company is an Exploration Stage Company that incurred a net loss of $1,367,280 for the year ended December 31, 2009 and has an accumulated deficit of $11,098,194 since the inception of the Company. Current liabilities exceed current assets by $883,599 and the Company’s ability to continue as a going concern is dependent upon its ability to seek additional capital to continue the development of the Bissett Creek Property. The Company has raised additional capital subsequent to the year end to settle loans and payables and to advance the Bissett Creek Property.  However, substantial addition capital is required to ultimately build a mine and processing plant on the Bissett Creek Property and to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

The Company’s management believes that it will continue to be able to generate sufficient funds from public or private debt or equity financing for the Company to continue to operate. The accompanying financial statements do not include any adjustments that might result from negative outcomes with respect to these uncertainties. (c) Basis of Accounting and Consolidation
The Company’s consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include all accounts of the Industrial Minerals, Inc. and its wholly owned subsidiary, Northern Graphite Corporation (“Northern Graphite”) (formerly Industrial Minerals Canada, Inc.).

(c) Cash and Cash Equivalents
Cash and cash equivalents include bank balances, funds held in trust with lawyers, and short term investments that are readily convertible into cash with original maturities of three months or less.

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses for the period.  By their nature, these estimates and judgments are subject to management uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Significant estimates and judgments include  those relating to the assessment of the Company’s ability to continue as a going concern, estimates to determine whether impairment of long lived assets is required, asset retirement obligations, the fair value of stock options, depreciation rates and estimated useful lives of buildings and equipment, and the recognition of income tax assets and liabilities.  Actual results may differ from those estimates and judgments.

(e) Property and Equipment
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

(f) Long-Lived Assets
The Company monitors the recoverability of long-lived assets based on factors such as current market value, future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets.  The Company records an impairment loss in the period it is determined that the carrying amount of the asset may not be recoverable.  The impairment loss is calculated as the amount by which the carrying value of the asset exceeds its fair value.

(g) Basic and Diluted Loss Per Share
Basic loss per share was computed by dividing the amount of the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the treasury stock method, whereby the weighted average number of shares outstanding used in the calculated assumes that the deemed proceeds received from the exercise of stock options that are “in the money” would be used to repurchase common shares of the Company at the average market price during the year.  Existing stock options have not been included in the computation of diluted loss per share as they are anti-dilutive, and therefore, basic and diluted loss per share amounts are the same.

(h) Comprehensive Income (Loss)
The Company adopted ASC 220 (formerly SFAS No. 130), “Comprehensive Income”. ASC 220 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the consolidated financial statements of operations and foreign currency translation adjustments. ASC 220 requires only additional disclosures in the consolidated financial statements and does not affect the Company’s consolidated financial position or results of operations.

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j) Fair Value of Financial Instruments
On July 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (fair value option) with changes in fair value reported in earnings.  The adoption of SFAS 159 had no impact on the financial statements as management did not elect the fair value option for any other financial instruments or other assets and liabilities.

Fair Value Measurements

FASB ASC 820 (formerly SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820  establishes a fair value hierarchy that distinguishes between (1) market  participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2
Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Cash and accounts receivable (level 1), accounts payable, loans payable, notes payable, and due to related parties (level 2) are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

(l) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method future income tax assets and liabilities are determined based on differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences), and losses carried forward. Future income tax assets and liabilities are measured using the enacted tax rates which will be in effect when the temporary differences are likely to reverse. The effect on future income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted. The amount of future income tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.

(m) Translation of Foreign Currencies
The assets and liabilities of subsidiaries located outside of the United States are translated in U.S. dollars at the rates of exchange at the balance sheet dates. Revenue and expense items are translated at the rate of exchange in effect on the transaction date.  Foreign currency transaction gains or losses are reflected in the results of operations.

(n) Asset Retirement Obligations
The fair value of an asset retirement obligation is recorded in the period in which it is incurred.  When the liability is initially recorded, the cost is capitalized by increasing the carrying amount of the related long-lived asset.  Over time, the liability is adjusted to reflect the passage of time (accretion expense) and for changes in estimated future cash flows.  Accretion expense is charged to the statement of operations, while adjustments related to changes in estimated cash flows are recorded as increases or decreases in the carrying value of the asset.  The capitalized cost is amortized over the useful life of the related asset.  Upon settlement of the liability, a gain or loss is recorded if the actual costs incurred are different from the liability recorded.

(o) Recent Pronouncements
In May 2008, the FASB issued ASC 105 (formerly SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with ASC 250 (formerly SFAS No. 154, Accounting for Changes and Error Corrections). This standard did not have a significant effect upon the financial statements.

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, the FASB issued ASC 825 (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) a statement of position that will require companies to provide disclosures required by ASC 825 (formerly FASB No. 107, Disclosures about Fair Value of Financial Instruments). The position statement is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. This standard did not have a significant effect upon the financial statements.

In April 2009, the FASB issued ASC 320 (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments) which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The position statement is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This standard did not have a significant effect upon the financial statements.

In April 2009, the FASB issued ASC 820 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly). ASC 820 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. This standard did not have a significant effect upon the financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS 165, Subsequent Events) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. In particular, the standard addresses: the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or NOTE transactions that occurred after the balance sheet date. The statement is effective for interim and annual reporting periods ending after June 15, 2009. This standard did not have a significant effect upon the financial statements.

In June 2009, the FASB issued an accounting standard that is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  The standard was established to clarify de-recognition of assets under Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company has determined that the adoption of the standard will have no impact will have on its financial statements.

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“Codification”)), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP.  All other accounting literature not included in the Codification will be considered non-authoritative.  The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  This standard did not have a significant effect upon the financial statements.

In August 2009, the FASB issued Accounting Standards Update ASU 2009-05, “Measuring Liabilities at Fair Value” which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques.  ASU 2009-05 was effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the update effective 2009 with no impact on its consolidated financial statements.

NOTE 2 – RECLAMATION DEPOSITS

The Company is required to post bonds with the Ontario Ministry of Northern Development and Mines for reclamation of planned mineral exploration programs work associated with the Company’s mineral properties located in Ontario (Note 7c).

NOTE 3 - BUILDING AND EQUIPMENT

Building and equipment are recorded at cost. A summary of building and equipment as at December 31, 2009 and 2009 are as follows:

	2009	2008
Building and improvements	$591,005	$591,005
Equipment	652,506	1,567,871
Mine closure deposit	-	230,000
Total building and equipment	1,243,511	2,388,876
Less accumulated depreciation	746,750	1,097,209
Net building and equipment	$496,761	$1,291,667

During the year ended December 31, 2009, the Company recorded an impairment of $453,327 on the building and equipment and an additional $230,000 on the mine closure deposit (2008 - $nil).

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 4 - LOANS PAYABLE

Loans payable at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Non-affiliated shareholder, unsecured, interest at 7%. No installments required.
Principal and accrued interest due July 2009.	$90,796	$90,796
Non-affiliated shareholder, unsecured, interest at 10%. No installments required.	288,996	89,870
Non-affiliated shareholders(2), unsecured	55,000	85,360
Loans payable – current	434,792	255,274
Principal, unsecured, no terms of Repayment, and no interest	385,665	495,714
Total notes payable	$820,457	$750,987
Less current portion	(820,457)	(255,274)
Loans payable non-current	$-	$495,174

An agreement was reached during the year ended December 31, 2009 whereby $385,665 of loans payable was settled for shares. As at December 31, 2009, these shares had not yet been issued.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company’s wholly owned subsidiary, Northern Graphite issued $300,888 (CAD $315,000) of Senior Secured Convertible Promissory Notes on November 23, 2009.The Notes are non-interest bearing, become fully due and payable on the earlier of November 23, 2011 (the “Maturity Date”) or the occurance of any material change in the business of the Company, are automatically convertible into units of Northern Graphite if the company raises an additional (US fig), and after 6 months from the date of issue, are convertible at the option of the holder into units of the Company at a conversion price of 500 units per CAD $100 Principal amount. Each unit consists of one common share and one common share purchase warrant.

Funds received in advance consist of amounts received prior to December 31, 2009 from Convertible Notes Payable issued in January 2010 with the same terms and conditions.  Refer to Note 11 of these Financial Statements.

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 6 - RELATED PARTY TRANSACTIONS

Included in due to related party are amounts due to two directors and an officer of the Company for professional fees and reimbursement of expenses in the amount of $249,880 (2008: $28,472) Additionally, the Company has a loan to one director for $2,866.

Included in accounts payable is $25,522 owing to an officer of the Company for expense reimbursements.

At November 23, 2009, $38,208 of the Senior Secured Convertible Promissory Notes were issued to a director of the Company.

NOTE 7 - COMMITMENTS

(a) Office Space

As of July 1, 2007, the Company leased premises for its head office at 2904 South Sheridan Way, Suite 100, Oakville Ontario, L6J 7L7. The lease executed was for a three year period. The Company moved its head office to 346 Waverley Street, Ottawa Ontario, K2P 0W5 in September 2008 where it has no lease obligations. The Company is in negotiations regarding termination of the lease in Oakville. The Company also had a lease which it terminated at #304 - 201 Broad Street, Mankato, Minnesota. This lease was originally set to expire on September 30, 2008 but the landlord and tenant agreed to terminate the lease in return for a termination fee of $5,000 which was paid.

(b) Leased Mineral Claim

In connection with leased mineral claims on the Bissett Creek Property, the Company is required to make royalty payments of $20 (Canadian dollars) per ton of graphite carbon concentrate produced to the previous owners as well as a 2.5% of net smelter return payable on any other minerals derived from the property. An advance royalty of $27,000 (Canadian dollars) per annum is also payable in semi-annual installments.

(c) Mine Development and Closure

A Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. A financial assurance in the amount of $299,277 has been accounted for as a long term deposit.  The Company has paid this amount to the Minister of Finance for the Province of Ontario. This financial assurance represents the amount that would be required to restore the Company's Bissett Creek Graphite Property to its original environmental state. The money pledged for this financial assurance will be returned to the Company once the Ministry of Northern  Development  and Mines is satisfied that the obligations contained in the Mine  Development  and Closure Plan have been performed by the Company. Should the Company not perform its obligations contained in the Mine Development and Closure Plan the Ministry of Northern Development and Mines will restore the Company's Bissett Creek Graphite property site to its original environmental state using the $299,277 financial assurance.

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008
NOTE 8 - CAPITAL STOCK

There were 2,500,000 common shares of capital stock issued during 2009 in return for services and settlement of debt. The share issuance was recorded at a trading value of $0.02 for total consideration of $50,000. The Company has 163,248,416 shares issued and outstanding at December 31, 2009 (2008- 160,748,416).

Note 9 - STOCK OPTION PLAN

The Company adopted ASC 718 (formerly SFAS 123) “Stock-Based Compensation”, effective April 1, 2007. Compensation cost for the Company’s stock options have been determined in accordance with the fair value based method prescribed as ASC 718. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted: Expected volatility of 86.74%, risk-free interest rate 4%; and an expected life of up to 4 years.

The following summarized the stock options were outstanding as at December 31, 2009:

	Number of Options	Weighted Avg exercise price
Balance, December 31, 2008	7,799,999	$0.11
Expired during the year	450,000	$0.20
Balance, December 31, 2009	7,349,999	$0.11

As of December 31, 2009 the range of exercise prices of the outstanding options are as follows:

Range of exercise prices	Number of options	Average remaining contractual life
$0.07-$0.20	7,349,999	0.68 years

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $179,221. There remains a balance of $44,665 to be expensed over the vesting period of the options.

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 10 - INCOME TAXES

The income tax expense differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2009	2008
Net loss per financial statements	1,629,281	1,579,801
Statutory tax rate	34%	34%

Expected recovery at above rates	553,956	537,132

Increase (decrease) due to:
Effect of lower tax rate in subsidiary	(146,635)	(48,342)

Change in valuation allowance	(407,321)	(488,790)

The tax effects of the significant components within the Company’s deferred tax asset (liability) at December 31, 2009 are as follows:

	2009	2008
Deferred tax assets
Loss carry forwards	3,093,462	2,856,974
Property and equipment	170,832	-

Valuation allowance	(3,264,294)	(2,856,974)

	-	-

Potential benefit of the operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

NOTE 11 - SUBSEQUENT EVENTS

On January 20, 2010, the Company’s wholly owned subsidiary, Northern Graphite issued $272,232 (CAD $285,000) of Senior Secured Convertible notes with identical terms to the notes previously described in Note 5, bringing the total raised through the Notes to CAD $600,000. The Notes, pursuant to their terms, automatically converted into units of Northern Graphite.

INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

Subsequent to the year end, on March 8, 2010, the Company announced that its wholly-owned subsidiary Northern Graphite had  completed a non-brokered private placement financing consisting of the issuance of 5,900,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which the Company or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1.475 million.

As a result of the private placement and the conversion of the Notes Northern Graphite issued a total of 9,328,571 common shares. The Company owns 11,750,000 common shares of Northern Graphite which represents a 55.7% interest.

On February 15, 2010, an agreement was reached to settle $379,792 of loans payable plus $102,183 of accrued interest by the issuance of 400,000 units of Northern Graphite as per the private placement terms, and $386,856 cash.

Subsequent to year end, an additional $385,665 of loans payable was settled by the issuance of 1,091,600 restricted common shares of the Company.

NOTE 12 – COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current year.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 1, 2009 Rotenberg and Company LLP merged with another CPA firm, EFP Group, to form a new firm. Rotenberg and Company, LLP resigned as the Company’s auditors in connection with such merger. All of the partners and employees of Rotenberg and Company LLP and EFP Group have joined the new firm, EFP Rotenberg LLP.  EFP Rotenberg LLP succeeds Rotenberg and Company LLP as the Registrant’s independent registered public accounting firm.

On October 30, 2009, with the approval of the Audit Committee of the Company’s Board of Directors, EFP Rotenberg, LLP was engaged as the Company’s independent registered public accountant effective concurrent with the merger.  Prior to such engagement, during the two most recent years, the Company has not consulted with EFP Rotenberg, LLP on any matter.

The audit reports of Rotenberg and Company LLP for the years ended December 31, 2008 and December 31, 2007, expressed an unqualified opinion and included an explanatory paragraph relating to the Registrant’s ability to continue as a going concern due to significant recurring losses and other matters.  Such audit reports did not contain any other adverse opinion or disclaimer of opinion or qualification.

The Registrant and Rotenberg and Company LLP have not, during the Registrant’s two most recent fiscal years or any subsequent period through the date of dismissal, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Rotenberg and Company LLP’s satisfaction, would have caused Rotenberg and Company, LLP to make reference to the subject matter of the disagreement in connection with its reports.

The Registrant provided Rotenberg and Company LLP with a copy of the disclosures made in the Current Report on Form 8-K prior to filing.  A copy of Rotenberg and Company LLP’s letter, dated November 4, 2009 was attached as Exhibit 16.1.

On March 1, 2010 the Registrant dismissed EFP Rotenberg LLP as the Registrant’s independent registered public accounting firm.  Also on March 1, 2010, with the approval of the Audit Committee of the Registrant’s Board of Directors, Meyers Norris Penny LLP was engaged as the Company’s independent registered public accountant.

EFP Rotenberg LLP merged with the Registrant’s prior auditors, Rotenberg & Co., LLP which was reported on Form 8-K filed on November 11, 2009.  The audit reports of EFP Rotenberg LLP’s predecessor, Rotenberg & Co., LLP for the years ended December 31, 2008 and December 31, 2007, expressed an unqualified opinion and included an explanatory paragraph relating to the Registrant’s ability to continue as a going concern due to significant recurring losses and other matters.  Such audit reports did not contain any other adverse opinion or disclaimer of opinion or qualification.

The Registrant and EFP Rotenberg LLP’s predecessor Rotenberg & Co., LLP have not, during the Registrant’s two most recent fiscal years and the subsequent interim periods until the change, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Rotenberg & Co., LLP’s satisfaction, would have caused Rotenberg & Co., LLP to make reference to the subject matter of the disagreement in connection with its reports.   EFP Rotenberg LLP has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

EFP Rotenberg, LLP was not required or engaged to audit our internal control over financial reporting. However, in connection with their audits of the financial statements, in a letter dated March 31, 2009, they communicated the following deficiencies in our internal control that they considered to be material weaknesses, each of which has been discussed with the Board:

(i) inadequate staffing and supervision, and the resulting ability of management to override our internal control systems, and

(ii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

The Registrant provided EFP Rotenberg LLP with a copy of the disclosures it made in the Current Report on Form 8-K prior to filing.  A copy of EFP Rotenberg LLP’s letter, dated March 4, 2010 was attached as Exhibit 16.2.

During the years ended December 31, 2008 and 2007, and through March 1, 2010, the Company did not consult with Meyer Norris Penny LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of Robert G. Dinning, Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 was conducted as of the end of the period covered by this report. Based on his evaluation, Mr. Dinning concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The internal control deficiencies noted consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system. Mr. Dinning oversees accounting and general internal control processes, allowing him to override internal control systems. The Company has a very limited staff, and does not have other management staff with financial accounting experience for purposes of crosschecking or advising Mr. Dinning on our accounting or financial reporting processes. Current processes and procedures require substantive manual intervention, estimation and reliance on several sources of information that are not integrated with accounting system.

Accordingly, a material weakness exists in the Company’s internal controls over financial reporting. Other than described above, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2009.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the CEO and implemented by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The evaluation of internal controls over financial reporting includes an analysis under the COSO framework, an integrated framework for the evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the fiscal year ended December 31, 2009. Management has determined that (i) inadequate staffing and supervision, and the resulting ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by its registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current Chief Executive Officer and Chief Financial Officer of Registrant at April 13, 2010 is Robert G. Dinning

The directors of the Registrant at April 15, 2010 are:

NAME	AGE
Robert G. Dinning	70
Chris Crupi	40
Greg Bowes	55

Business Experience

The following is a brief account of the business experience during at least the past five years of the directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

Mr. Robert G. Dinning, - Director - is President, CEO, CFO and Secretary of the Company. Mr. Dinning is a Chartered Accountant, and a lifetime member of the Alberta Institute of Chartered Accountants. Mr. Dinning has an extensive background in corporate finance, having been an officer of a large public broadcasting company, a former investment officer of a subsidiary of a large Canadian bank, and in recent years, an officer and director of several public companies, primarily in the resource industry and the high tech industry. For the past five years, Mr. Dinning has acted as a self employed management consultant to both public and private companies, primarily in the resource industry. Mr. Dinning is currently a director of three other public companies.

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

Greg B. Bowes - Director - Appointed a director on June 23, 2008, Mr. Bowes holds an MBA in Finance and Accounting from Queens University (1979) and an Honours BA in Earth Sciences (Geology) from the University of Waterloo (1977). Mr. Bowes has been CFO and Senior VP of Orezone Gold corporation, a publicly traded mining company with projects in West Africa.

From February of 2006 to March of 2008, Mr. Bowes was the president and CEO of San Anton Resource Corporation, an exploration company listed on the Toronto Stock Exchange. From January of 2004 to March of 2007, Mr. Bowes was the vice president and then chief financial officer of Orezone Resources Inc. which was listed on the Toronto Stock Exchange. From 1992 to 2003, Mr. Bowes operated his own consulting firm providing financial, investment and management services to mining, mineral exploration and engineering clients. Mr. Bowes is 55 years old.  In May 2009, Mr. Bowes was appointed President and CEO of the Company’s wholly owned subsidiary, Northern Graphite.

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

Conflicts of Interest

Members of the Company's management are associated with other firms involved in a range of business activities, particularily in the mineral exploration industry. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, it may affect the amount of time they can devote to the Company's affairs.

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

There can be no assurance that management will resolve all actual or potential conflicts of interest in favor of the Company.

ITEM 11- EXECUTIVE COMPENSATION

The following table discloses all compensation received by the Company's Chief Executive Officer and Chief Financial Officer during the fiscal years ending December 31, 2009; 2008; and 2007. During this period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Dinning (CEO & CFO)	2009	78,000	0	10,000	0	0	0	0	0

Robert Dinning, CEO	2008	108,000		0	0	0	0	0	0

David Wodar, CEO	2009	50,000	0	0	0	0	0	0	0

David Wodar, CEO	2008	61,212

GRANTS OF PLAN-BASED AWARDS

The Company did not grant any Plan Based Awards during the fiscal year ended December 31, 2010.

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

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $179,221. There remains a balance of $44,665 to be expensed over the vesting period of the options.

Other than as disclosed above, no director or officer has been or was previously paid separate annual fees, meeting fees or any other form of compensation. Fees as outlined above to the three officers listed above are the sum total of compensation paid during the year.

The following committees have been formed and membership as of December 31, 2010 is as follows:

1) Nominating Committee - Members are Robert Dinning, Chris Crupi and Greg Bowes. Mr. Dinning is an officer of the Comp. Mr.Crupi is an independent Director of the Company.  Mr. Bowes is a director only of the Company but is an officer of the wholly owned subsidiary company  and not independent.

2) Audit Committee - Members are Chris Crupi who acts as chairman and Greg Bowes.  Mr.Crupi is an independent Director of the Company.  Mr. Bowes is an officer of the wholly owned subsidiary company.

3) Compensation Committee - Members are Chris Crupi, Greg Bowes and Robert Dinning. Mr.Crupi is an independent Director of the Company.  Mr. Bowes is an officer of the wholly owned subsidiary company and Mr. Dinning is an officer of the Company.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2009. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended December 31, 2009 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices.

In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Board has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time paying cash salaries that are competitive with some of our peers with greater economic resources. Our compensation structure is weighted towards equity compensation in the form of stock awards and options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program

Our executive compensation program incorporates components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our executive compensation are listed below:

Base Salary
Stock Awards
Other benefits available to all employees
Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary: At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities. Base salaries are established as necessary. During the year ended December 31, 2009 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives is equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases.  In addition, we believe stock awards provide incentives to aid in the retention of key executives. No stock compensation awards were granted during the year ending December 31, 2009.

Other Benefits: Our Executive Officers and employees receive no other benefits.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of April 13, 2010. There are 171,499,716 at April 13, 2010.

Name and Address* of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership of Class
Robert G. Dinning, (1) President & CEO And CFO	9,064,700	5.29%
Chris Crupi, Director	2,500,000	1.46%
Gregg Bowes. Director	4,500,000	9.37%
Directors and officers as a Group	16,064,700	16.12%

*346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5
(1)  Total includes options exercisable by Mr. Dinning on April 3, 2010 in the amount of 1,500,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees:    2009:  $22,873        2008:  $20,975
(2) Audit-Related Fees:  None
(3) Tax Fees:  None
(4) All Other Fees:   2009:  $0       2008:   $3,392 for Services rendered for consent letters included with registration statement.
(5) (i) The audit committee has not established any pre-approval policies and procedures for Audit Fees.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) See attached Financial Statements.

(2) Not applicable.

(3) Exhibits filed or incorporated by reference with this annual report.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
14.1	Code of Ethics (3)
16.1	Rotenberg and Company, LLP letter dated November 4, 2009 (4)
16.2	EFP Rotenberg, LLP letter dated March 4, 2010 (5)
31.1	Section 302 Certification (CEO)
31.2	Section 302 Certification (CFO)
32.1	Section 906 Certification (CEO)
32.2	Section 906 Certification (CFO)

(1)  Incorporated by reference from the exhibits included with the Company's  prior Report on Form 8K filed with the Securities and Exchange Commission, dated March 16, 2004.

(2)  Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated January 6, 2004.

(3)  Incorporated by reference from the exhibits included with the Company's 8-K filed with the Securities and Exchange Commission, January 6, 2004

(4)  Incorporated by reference from the exhibits included with the Company's 8-K filed with the Securities and Exchange Commission, November 9, 2009.

(5)  Incorporated by reference from the exhibits included with the Company's 8-K filed with the Securities and Exchange Commission, March 5, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL MINERALS, INC.

/s/ Robert Dinning
Dated: April 30, 2010	By: Robert Dinning, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert Dinning	President and Principal Executive Officer, Director	April 30, 2010
Robert Dinning

/s/ Robert Dinning	Principal Financial Officer and Principal Accounting Officer, Director	April 30, 2010
Robert Dinning

/s/ Chris Crupi	Director	April 30, 2010
Chris Crupi

/s/ Greg Bowes	Director	April 30, 2010
Greg Bowes