Form 10-K/A
period 2009-12-31
INDUSTRIAL MINERALS INC
filed 2010-05-10
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
to
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

As of April 13, 2010 there were 163,248,416 shares of Common Stock outstanding.

EXPLANATORY NOTES

This Form 10-K for the year ended December 31, 2009 originally filed on April 30, 2010 (File No. 000-30651) has been amended to correct omissions in the original filing. This Amendment No. 1 to the Form 10-K replaces the original filing.

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

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

The Company was incorporated on November 6, 1996 and since December 2001 has operated under the name of Industrial Minerals, Inc. On January 31, 2002, the Company acquired a 100% interest in the Bissett Creek graphite property (“Bissett Creek”) pursuant to an assignment of the Bissett Creek Lease from Westland Capital Inc.  Bissett Creek is the sole focus of the Company’s activities.

In August 2004, the Company through its wholly owned subsidiary, Industrial Minerals Canada, Inc. received notice from the Ministry of Northern Development and Mines for the Province of Ontario that the Bissett Creek Graphite Project Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario was considered filed. Industrial Minerals, Inc. through its wholly owned subsidiary Industrial Minerals Canada, Inc. was authorized to begin production of graphite from Bissett Creek and during production must comply with the Bissett Creek Graphite Closure Plan as filed.  Bissett Creek did not achieve commercial production and has been kept on care and maintenance basis since 2004.  Subsequent to the year end, the Company’s subsidiary, Northern Graphite Corporation (“Northern Graphite”, formerly Industrial Minerals Canada Inc.), raised additional financing and has initiated the environmental and permitting process, metallurgical testing and a Pre Feasibility Study with the objective of being in a position to make a construction decision on Bissett Creek in 2011.  As a result of the financings and other transactions described herein, the company now has a 51.3% interest in Northern Graphite which owns Bissett Creek.

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

ITEM 2 - DESCRIPTION OF PROPERTIES

The Company is an exploration stage company that holds exclusive rights to explore and if feasible, develop graphite mineral claims at a site located in Maria Township in Northern Ontario, approximately 180 miles northeast of Toronto, Ontario. The property and the claims are referred to as "Bissett Creek" because of their proximity to the town of Bissett Creek. The rights to the Bissett Creek property are held through a 51% owned subsidiary, Northern Graphite, an Ontario corporation through which operations are conducted.

Transportation into and around the property is by four wheel drive vehicle. The road off of Hwy 17 is hard gravel and extends about 6 miles to the claims owned by the Company.

On January 31, 2002, the Company acquired its interest in Bissett Creek pursuant to an assignment of the Bissett Creek Lease from Westland Capital Inc.

The site is close enough to all major highways, rail and power lines to provide access to the substantial infrastructure that will be required for a large scale open pit mining operation, if feasible. Bissett Creek is not subject to any alienation for parks or special management zones according to information from the Ministry of Northern Development and Mines. The area comes under the administration of the Southern Ontario Mining District, and does not include any rural cottage properties.

The rights to the Bissett Creek property are based upon a Lease granted by the Province of Ontario on September 22, 1993 to Consolidated North Coast Industries Ltd. ("North Coast"). This is referred to as the "Bissett Creek Lease". The Bissett Creek Lease has a twenty-one year term and an annual rental payment payable to Ministry of Northern Development and Mines in an amount prescribed by the Mining Act. Under the terms of the Bissett Creek Lease, the tenant is obligated to pay all taxes on Bissett Creek and remain in compliance with the Mining Act, the Mining Tax Act, the Forest Fires Prevention Act, the Ontario Water Resources Act and any amendments to the foregoing legislation.

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

As part of the assignment to Westland Capital Inc, Westland agreed to pay to the McLean Group, an advance royalty payment of $27,000 CDN annually in two equal installments of $13,500 Canadian each. These payments are due March 15, and September 15 and each carry a 30 day payment extension provision. The assignment agreement further provides that in the event that graphite carbon concentrate is produced from Bissett Creek, a royalty of $20 CDN per ton must be paid to the McLean Group. Further, pursuant to the Option Agreement, a 2.5% net smelter return royalty is payable to the McLean Group in the event that any other minerals are derived from Bissett Creek.

As a condition of the assignment of the Bissett Creek Lease to the Company, the Company agreed to assume all of Westland's obligations under the assignment agreement. On August 15, 2003, the Company assigned its rights in the Bissett Creek Lease to its subsidiary, Northern Graphite. All payments owed to the McLean Group are current and the remaining term of the Bissett Creek Lease is approximately 6 years.

The Bissett Creek lease, number 364704, consists of all those parcels or tracts of land and land under water in the Township of Head, Clara and Maria, in the County of Renfrew and Province of Ontario, containing by ad measurement 564.569 hectares, be the same more or less, composed of those parts of lots 21, 22, 23, 24 and 25, Concessions IV and V, and part of the bed of Mag Lake and the bed of the unnamed lake, and lots 23, 24 and 25 and the north half of lots 21 and 22, Concession III as shown on the plan of the geographic Township of Maria, designated as parts 1, 2, 3 and 5 on a plan and a field notes deposited in the Land Registry Office at Pembroke as Plan 49R_11203, comprising mining claims EO 608306, EO 608346, EO 608347, EO 608374, EO 608348, EO 608373, EO 608349, EO 608372, EO 608369, SO 998760, SO 1084577, EO 800884, EO 800880, EO 800881, EO 608350, EO 608371, EO 608367, EO 608370, EO 608376, EO 608368, EO 608302, SO 1117797, SO 998754, SO 1117798, SO 998755, SO 1117799, SO 998756 and SO 998757. These claims are registered in the Land Titles Office in North Bay, Ontario.

On June 20, 2002, the Company acquired unpatented mining claims SO 1249711 (11 units), SO 1249723 (3 units) and SO 1234705 (2 units) totaling approximately 625 acres or 248 hectares, in Maria township, from Messrs. P. McLean, F. Tagliamonte and the estate of P. Lacombe for CAD$50,000.  These claims expired and Northern Graphite subsequently restaked or acquired claims covering essentially the same area and now holds title to claim numbers 1192304 (10 units), 1192305 (10 units), 1192306 (9 units), 1192307 (3 units), 4200145 (4 units) and 4200146 (3 units) totally approximately 624 ha.  Together with the mining lease, the total size of the Bissett Creek property is approximately 1,188 ha.

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

The graphite gneiss has a moderate 5 to 20 degree dip to the east and the high grade layer dips 20 to 30 degrees to the south. This unit is sandwiched between the upper barren  noncalcareous gneiss, which forms the hanging wall of the deposit and a similar lower barren gneiss which forms the footwall. A total thickness of 75 m of graphitic gneiss was intersected by drilling. The barren gneiss is a pale to dark grey-green non-calcareous unit. Black biotite, dark green amphiboles and red garnets distinguish the units from the graphite bearing varieties.

On May 22, 2007, the Company signed a contract with Geostat International Inc. ("Geostat") to prepare a technical report on the Bissett Creek property in compliance with the requirements of Canadian National Instrument 43-101. The Geostat work program included a site visit, an independent estimation, classification and certification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, an assessment of mining and processing procedures, and an estimation of the capital and operating costs to build and operate a mine at Bissett Creek. The process included the drilling of an additional six holes in order to assist in verification of previously obtained data. The specific drill targets were determined by Geostat following their review of the original target data prepared by Kilborn Engineering. The program provided independent assay results and material to carry out independent metallurgical testing and validation. Six vertical NQ size diamond drill holes were drilled in the eastern part of the deposit for a total of 246.43 meters (808.5 ft) around the location of Pit #1. The last drill hole (DDH-07-06) was drilled in an area of the property previously named the "pencil zone". Drilling was done by George Downing Estate Drilling Ltd from August 1 to August 8, 2007 under the supervision of Geostat personnel.

A  building and several pieces of equipment from a previous attempt to establish a mining and processing operation at Bissett Creek are located on the property. A substantial amount of additional equipment and infrastructure will be required for any future mining operation at Bissett Creek.

To December 31, 2007, the Company had incurred general exploration costs at Bissett Creek of $418,599. For the year ending December 31, 2008, the Company incurred additional exploration expenses of $49,565, for a cumulative total of $468,164 to December 31, 2008. In the year ending December 31, 2009 the Company incurred expenses of $3,933, for a cumulative total of $472,097 to December 31, 2009.

The Company has engaged Stantec Consulting to review the current status of the site and the permit and to provide a detailed scope of work, schedule and estimated costs to complete a Closure Plan amendment, obtain needed environmental approvals, and conduct a critical issues assessment to allow the Company to proceed with the development of a mine a Bissett Creek.  Geostat, now SGS Canada Inc., has been retained to perform additional metallurgical testing and complete a Pre Feasibility Study with the objective of being in a position to make a construction decision in 2011.

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

Westwynd Retail Consultants Inc. obtained a judgment for $110,000Cdn plus accrued interest with respect to a loan made to the Company. Subsequent to the year end, the Company reached an agreement with Westwynd regarding settlement of this claim. The parties have executed an agreement and the Company has obtained a full and final release as part of the settlement.

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

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	None	n/a	n/a
Equity compensation plans not approved by security holders	7,349,999	$0.106	None

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT DISCUSSION AND ANALYSIS OF CONSOLIDATED RESULTS
(Twelve month periods ending December 31, 2009, 2008)

Industrial Minerals, Inc. ("the Company"), a Delaware Corporation, was incorporated on November 6, 1996, under the name Winchester Mining Corp, and after a series of mergers, and name changes, became known as Industrial Minerals, Inc in 2002.

For the fiscal year commencing January 1, 2008, the Board of Directors was comprised of William Thomson, William Booth and Robert Dinning. Mr. Thomson, who was also Chairman of the Company, resigned on June 20, 2008 and Mr. Booth, an independent director resigned on July 9, 2008. The President of the Company, David Wodar, who was appointed July 9, 2007, resigned on June 12, 2008. Following these resignations, Mr. Chris Crupi CA and Mr. Gregory Bowes, MBA, were appointed directors of the Company and Mr. Robert Dinning CA was appointed President and CEO on June 23, 2008. Mr. Robert Dinning CA continued as a director and was also reappointed CFO effective June 23, 2008. Mr. Dinning was originally appointed CFO and Director September 15, 2006. Mr. Crupi was appointed Chairman of the Audit Committee and is an independent director.

The Company also moved its corporate offices to 346 Waverley Street, Ottawa Ontario, K2P 0W5, effective June 23, 2008.

Under the mandate of the restructured Board of Directors, the Company significantly reduced its monthly operating expenses and focused its efforts on settling payables, reducing debt, raising financing and developing a plan to move the Bissett Creek project forward.

On October 27, 2008, the Company engaged RBC Capital Markets (“RBC”), a division of the Royal Bank of Canada, as financial advisor with respect to strategic options facing the company. The engagement was for a term of 12 months with a success fee based compensation for completion of a transaction. Under terms of the agreement, RBC acted as exclusive financial advisor in connection with a potential transaction involving the Company including the potential sale of the Company, investment by a third party, and an amalgamation, arrangement, or other business transaction involving the Company. By mutual consent, this agreement was terminated in June 2009.

In addition to engaging outside technical professional consultants when needed, the Company on November 7, 2008 announced the appointment of George Hawley as Technical Advisor to the Board of Directors. Mr. Hawley has 40 years experience in the processing of industrial minerals including mica, graphite, and silica, all of which are specific to the Bissett Creek property. Mr. Hawley worked for various companies in the USA, Europe, Japan, Australia, Africa and Canada and has published over 50 technical papers on industrial mineral products pertaining to technical and marketing topics.

On October 28, 2009, the Company announced that its subsidiary, Northern Graphite, had entered into a non brokered agreement with various lenders, including a director of the Company, to issue approximately CDN$300,000 (US$286,560) in senior secured convertible non-interest bearing notes (the “Notes”) to provide working capital and pay the costs of attempting to raise financing and take Northern Graphite public in Canada. The Notes were secured by a security interest over all of the assets of Northern Graphite, including the mineral claims and leases comprising Bissett Creek.  Subsequent to year end the amount of the Notes was increased to CDN$600,000 and they were converted into units of Northern Graphite as described below.

In addition to the short-term financing stated above, the Company announced on October 28, 2009, that Northern Graphite had entered into a letter of intent to effect a business combination with Rattlesnake Ventures Inc.(“RVI”) (the “Transaction”). The proposed Transaction would constitute the Qualifying Transaction of RVI, a Capital Pool Company, and if completed would result in Northern Graphite becoming publicly listed on the TSX Venture Exchange.

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

Subsequent to the year end, on March 8, 2010, the Company announced that Northern Graphite had  completed a non-brokered private placement financing consisting of the issuance of 5,900,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which the Company or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1.475 million. In addition, Northern Graphite had increased the capital raised through the issuance of the Notes to C$600,000 and the Notes, pursuant to their terms, automatically converted into units upon the closing of the financing at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern Graphite or its successor becomes a reporting issuer in a jurisdiction of Canada.

On April 1, 2010 Northern Graphite announced that it has completed additional private placements totalling 1,327,000 units for gross proceeds of CDN$331,750.  Each unit was priced at C$0.25 and is comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern Graphite or its successor becomes a reporting issuer in a jurisdiction of Canada.  In addition, Northern Graphite issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors.

As a result of the private placement, the conversion of the Notes and the debt settlements, Northern Graphite issued a total of 11,155,571 common shares, and 11,155,571 common share purchase warrants, and now has 22,905,571 common shares outstanding. The Company owns 11,750,000 common shares of Northern Graphite which represents a 51.3% interest.  If all warrants were exercised Northern Graphite would receive an additional CDN$3,544,450 and the Company’s interest in Northern Graphite would be 34.5%.  Subject to the receipt of all required corporate, regulatory and stock exchange approvals, Northern Graphite plans to complete a going public transaction in Canada as soon as possible and the Company plans to distribute its Northern Graphite shares to its shareholders.

While the Company was unsuccessful in raising financing through Research Capital and taking Northern Graphite public in Canada through the RVI transaction, the private placements, Note financings and debt settlements enabled it to deal with critical issues relating to payables and corporate debts and have put Northern Graphite on a sound footing to move Bissett Creek forward.  It is still the Company’s objective to take Northern Graphite public.  However, the Company recognizes it will require substantial additional capital in the future to continue the development of Bissett Creek.  While the Company is optimistic such capital can be obtained, there is no assurance that it will be available or available on terms that are attractive to the Company.

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

General exploration expenses in 2009 were $3,933 vs. $49,565 in 2008. Because of financial constraints, the Company reduced its exploration activities at Bissett Creek in 2009 pending completion of additional financing. With the completion of additional financing subsequent to the year end, the Company will undertake a Pre Feasibility Study and additional drilling at Bissett Creek  in 2010.

Professional fees in the year amounted to $96,626 vs. $100,762 in 2008. This was the result of legal expenses in excess of $50,000 in 2008 related to preparation of filings for matters that did not proceed.

Total depreciation expenses for 2009 were $111,579 compared to $201,843 in 2008.  The Company also incurred an impairment charge of $683,327 in 2009 on assets deemed obsolete. No such charge occurred in 2008.

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

The foreign exchange loss in 2009 of $139,298 versus $17,504 in 2008 reflects the large swing in exchange rates in 2009 and 2008. In 2008 the Canadian Dollar was valued at $0.8170US whereas in 2009, the Canadian Dollar increased to $0.9552US. The financial statements are in US Dollars while most expenses are incurred in Canadian Dollars.

The Company had a net loss from operations of $1,629,281 in 2009 vs. $1,579,801 in 2008.  The Company recognizes that it must continue to acquire additional financing in order to properly develop Bissett Creek and sell the resulting graphite on the world market. There is no assurance that the Company or its management will be successful in its attempts to acquire such financing.

Liquidity and Capital Resources

The Company had cash on hand at December 31, 2009 of $271,168 versus $307 vs. at December 31, 2008. The receivable on the Balance Sheet represents a refund of GST tax due from the Government of Canada.

The Company has no deposits at December 31, 2009 vs. $12,510 at December 31, 2008. This includes a deposit on equipment in the amount of $10,000 in 2008 which was returned in 2009.

The Company has a long-term deposit with the Ministry of Finance for the Province of Ontario. During the year ending December 31, 2004 a Mine Development and Closure Plan was filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the MINING ACT, R.S.O. 1990 Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. The Company's deposit in 2004 amounted to $288,363Cdn. Since that time the deposit has accrued interest of $23,833 bringing the total Reclamation Deposit at December 31, 2009 to $299,277. This is a financial guarantee to the Province of Ontario ensuring that there are enough funds available to affect the proper reclamation and closure of Bissett Creek.

During the year ending December 31, 2009, the Company had no fixed asset additions but did sell some equipment and incur an impairment charge on obsolete equipment of $683,327.

Various equipment items originally costing $757,994, which had a current net book value of $437,401, were written off based on management’s assessment that the equipment was of no further use. Additional office equipment with a net book value of $15,927 was also disposed of increasing the impairment write-off for the year to $453,327. In addition, the Company wrote off the asset retirement obligation of $230,000, thus increasing the impairment charge for the year to $683,327. In 2008, the Company agreed to sell some equipment to Montana Mining LLC of Nassau Bahamas for a total consideration of $105,000Cdn ($99,3405US), subject to receipt of all funds prior to completion of the sale. This transaction completed in December 2009.

The Company had total current liabilities in the amount of $2,024,604 at December 31, 2009 vs. $833,319 at December 31, 2008. This is comprised of:

Liability	2009	2008
Accounts payable	$405,049	$270,150
Accrued interest	102,183	65,317
Loans payable – current	820,457	416,274
Due to related parties	252,746	28,472
Notes payable	300,888	0
Funds received in advance	143,280	0
Customer Deposit	0	53,105
	$2,024,604	$833,318

Included in loans payable – current is a debt of $90,796 plus accrued interest owed to First Plain Inc. The debt was repayable on July 15, 2009. On February 15, 2010 First Plain Inc. agreed to a settlement consisting of CAD $95,000 to be paid in cash, and 160,000 units of Northern Graphite as per the private placement as settlement for accrued interest.

Also included in loans payable - current is an amount of $161,000 repayable on December 31, 2009 with interest accruing at 10 per cent per annum. On February 15, 2010, the lender agreed to settle this loan in one year on receipt of $150,000 with no interest payable on the extension. In addition, the lender will receive a payment of CAD $35,000 on other loans due plus 140,000 units of Northern Graphite as per the private placement terms.

Loans payable – current also includes a loan payable to Westwynd Retail Consultants Inc. of $105,072 US ($110,000Cdn) plus accrued interest at 10%. This note is currently due and Westwynd had obtained both a judgment against the Company and a Sheriff’s writ.  A full settlement was reached in February 2010 consisting of the payment of CDN$125,000 ($119,400US) plus the issuance of 100,000 units of Northern Graphite as per the private placement terms.

The remaining current loans are due to two shareholders and former officers and/or directors of the Company and amount to $77,925 US. Agreement was been reached subsequent to the year end regarding the settlement of one loan for $22,925US, but there is no agreement to date on the remaining balance.

The Company also has loans of $385,665 outstanding at December 31, 2009 vs. $334,714 at December 31, 2008. This is the same loan in both years and is in Canadian funds, thus resulting in the foreign exchange fluctuation.  Agreement was reached on settling this loan for stock which had not yet been issued at year end.

There are no terms of repayment at the present time regarding amounts due to related parties.

The Company intends to continue to seek debt or equity financing from non-affiliates, officers, directors and shareholders.

On April 1, 2010 Northern Graphite announced that it had completed private placements totalling 1,327,000 units for gross proceeds of CDN$331,750.  Each unit was priced at C$0.25 and is comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern Graphite or its successor becomes a reporting issuer in a jurisdiction of Canada.  In addition, Northern Graphite issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors.

On March 8, 2010, Northern Graphite completed a non brokered private placement of 5,900,000 units at $0.25 per unit for total proceeds of $1,475,000Cdn ($1,408,920US). Each unit was priced at C$0.25 and is comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern Graphite or its successor becomes a reporting issuer in a jurisdiction of Canada.

In 2009 the Company’s subsidiary, Northern Graphite, completing a non-brokered financing with various lenders, including a director of the Company, for CDN$300,000 through the issuance of senior secured convertible non-interest bearing notes (the “Notes”).  A first mortgage and security interest over all of the assets of Northern, including and specifically the mineral claims and leases known as the Bissett Creek property was granted to 2221862 Ontario Inc., a newly-incorporated company incorporated and controlled by Gregory Bowes, a Director of the Company and CEO of Northern Graphite, to hold the security on behalf of the Note holders as well as to hold the proceeds from sale of the Notes in trust, and to distribute such proceeds to Northern Graphite as required to cover the costs that were to be incurred in connection with a proposed transaction with RVI and the Research Capital financing and to pay existing and future expenses which were critical and necessary to keep Northern Graphite functional and solvent and protect its assets.  Northern Graphite was specifically prohibited from using any of the proceeds to make any payments to Directors or Officers or to repay existing loans.  In the event that Northern Graphite raised not less than $1,000,000 in financing the Notes automatically converted into units of Northern Graphite consisting of one common share and one common share purchase warrant having terms substantially similar to units issued in the financing except that the price of the units would be at a 30% discount to the financing and the exercise price of the warrants would also be at a 30% discount to the exercise price of the warrants issued under the financing and holders of the Notes would be entitled to one full warrant.

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

Subsequent to the end of 2009 the principal amount of the Notes was increased to CAD$600,000 to provide additional working capital and the Notes were converted to shares of Northern Graphite pursuant to their terms and the completion of the private placements described elsewhere herein.  As a result of the private placements, Note conversion and debt settlements, Northern Graphite issued a total of 11,155,571 common shares and 11,155,571 common shares.  The Company owns 11,750,000 common shares of the Northern Graphite which represents a 51.3% interest on an undiluted basis.

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

GOING CONCERN

The critical assumption made by management of the Company is that the Company will continue to operate as a going concern. The Company's auditors have expressed a concern that the Company may not be able to continue as a going concern and the following is contained in the notes to the financial statements.

The Company is an exploration stage company that incurred a net loss of $1,367,280 for the year ended December 31, 2009 and has an accumulated deficit of $11,360,194 since the inception of the Company. Current liabilities exceed current assets by $1,745,433 and the Company’s ability to continue as a going concern is dependent upon its ability to seek additional capital to continue the development of Bissett Creek. The Company has raised additional capital subsequent to the year end to settle loans and payables and to advance Bissett Creek.  Substantial addition capital is required to ultimately build a mine and processing plant on Bissett Creek and to enable the Company to continue its operations. However, there is a high degree of risk and many inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

The Company’s management believes that it will continue to be able to generate sufficient funds from public or private debt or equity financing for the Company to continue to operate. The accompanying financial statements do not include any adjustments that might result from negative outcomes with respect to these uncertainties.

If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

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

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Industrial Minerals, Inc. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheet of Industrial Minerals, Inc.(“the Company”) as at December 31, 2009 and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. The consolidated financial statements for the period from November 6, 1996 (inception) through December 31, 2008 were audited by other auditors. Our opinion, insofar as it relates to amounts included from inception through December 31, 2008 is based solely on the reports of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Industrial Minerals, Inc as of December 31, 2008, were audited by other auditors whose report dated March 31, 2009, expressed an unqualified opinion on those statements.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has not generated revenues since its inception, has incurred annual losses, and further losses are anticipated. The Company requires additional funds to meet its obligations and ongoing operations. Management’s plans in this regard are described in Note 1. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyers Norris Penny LLP, Chartered Accountants
Vancouver, BC, Canada
April 14, 2010

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS 2300 – 1055 DUNSMUIR STREET VANCOUVER, BC V7X 1J1 PH. (604) 685-8408 FAX (604) 685-8594 www.mnp.ca

F1

INDUSTRIAL MINERALS, INC.
And Subsidiary
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and December 31, 2008

	December 31	December 31
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$271,168	$307
Receivables	8,003	15,420
Deposits	-	12,026
Total Current Assets	279,171	27,753

RECLAMATION DEPOSIT	299,277	230,000

FIXED ASSETS
Building and Equipment	1,243,511	2,388,876
Asset retirement obligations	-	230,000
Less accumulated depreciation	(746,750)	(1,097,209)
	496,761	1,291,667

TOTAL ASSETS	$1,075,209	$1,549,420

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$405,049	$270,150
Accrued interest payable	102,183	65,317
Loans payable - current	820,457	416,274
Due to related party	252,746	28,472
Convertible notes payable	300,888	-
Funds received in advance	143,280	-
Other current liabilities	-	53,105
Total Current Liabilities	2,024,604	833,319

OTHER LIABILITIES
Asset retirement obligations	299,277	230,000
Loans payable - Due beyond one year	-	334,714
	299,277	564,714

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.0001
par value; 163,248,416 and 137,644,476 shares
issued and outstanding, respectively	16,322	16,072
Additional paid-in capital	10,201,185	9,972,214
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage	(11,360,194)	(9,730,913)

TOTAL STOCKHOLDERS' EQUITY	(1,248,672)	151,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,075,209	$1,549,420

See accompanying notes to consolidated financial statements

F2

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

See accompanying notes to consolidated financial statements

F3

INDUSTRIAL MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,629,281)	$(1,579,801)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	111,579	201,843
Provision for bad debts	-	-
Stock issued for services	50,000	446,700
Impairment of long-lived assets	683,327	-
Stock based compensation	179,221	176,427
Loss on disposal of assets	-	-
Gain on settlement of debt	(21,102)	-
Gain on sale of assets	(99,340)	-
Changes in:
Receivables	7,417	3,100
Inventory	-	-
Prepaid expenses	-	-
Deposits	12,026	484
Accounts payable and accrued expenses	156,001	127,565
Accrued interest payable	36,867	13,228
Due to related parties	-	4,520
Net cash used in operating activities	(513,285)	(605,934)
Cash flows from investing activities:
Purchase of building and equipment		-
Advance received for sale of Equipment	46,235	53,105
Investment in Multiplex	-	-
Acquisition of goodwill	-	-
Loan to related party	-	-
Long-term deposits	-	-
Net cash used in investing activities	46,235	53,105

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	444,168	-
Due to related party	224,274	-
Current loans	69,469	-
Net proceeds from sale of common stock	-	485,200
Net proceeds from loans payable		-
Loan repayments		(18,796)
Proceeds from mortgage	-	-
Principal payments on mortgage	-	-
Stock issued in settlement of debt	-
Cash acquired in acquisition of Peanut Butter & Jelly, Inc.	-	-
Net cash provided by financing activities	737,911	466,404
Effect of exchange rate on Changes in Cash		(17,504)

NET INCREASE (DECREASE) IN CASH	270,861	(103,929)

Cash, beginning of period	307	104,236

Cash, end of period	$271,168	$307

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid	$	$-
Income taxes paid	$	$-

Non-cash investing and financing activities:
Shares issued for related party debt		61,200

Shares issued for debt	50,000	65,000

Shares issued for services

Shares issued for investment		-

Shares issued for accrued interest		-

Long term deposits financed by accounts payable		-

Property costs financed by issuance of common stock		-

Equipment financed by:
Accounts payable		-
Issuance of common stock		-

		-

See accompanying notes to consolidated financial statements

F4

   INDUSTRIAL MINERALS, INC. AND SUBSIDIARY
         (An Exploration Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
December 31, 2009

					Accumulated
					Deficit	Accumulated	Common	Total
		Common Stock		Additional	During	Other	Stock	Stockholders'
	Number	Number		Paid-in	Exploration	Comprehensive	Subscriptions	Equity
	of Shares	of Shares	Amount	Capital	Stage	Income	Received	(Deficit)

Inception - November 6, 1996 - See Note A below	-	-	$-	$-	$-	$-	$-	-
Balance at December 31, 1998	252,500	757,500	76	505,092	(750,830)	-		(245,662)
Issuance of common stock for cash	30,000	90,000	9	146,612	-	-		146,621
Issuance of common stock for services	55,000	165,000	17	274,983	-	-		275,000
Net Loss	-	-	-	-	(259,404)	-		(259,404)

Balance at December 31, 1999	337,500	1,012,500	102	926,687	(1,010,234)	-		(83,445)

Issuance of common stock for cash	84,900	254,700	25	413,045	-	-		413,070
Issuance of common stock for services	70,000	210,000	21	349,979	-	-		350,000
Issuance of common stock for Multiplex stock	3,000	9,000	1	29	-	-		30
Issuance of common stock for acquisition	475,463	1,426,389	143	4,603	-	-		4,746
Net Loss	-	-	-	-	(694,758)	-		(694,758)

Balance at December 31, 2000	970,863	2,912,589	292	1,694,343	(1,704,992)	-		(10,357)

Issuance of common stock for compensation	30,000	90,000	9	59,991	-	-		60,000
Net Loss	-	-	-	-	(67,251)	-		(67,251)

Balance at December 31, 2001	1,000,863	3,002,589	301	1,754,334	(1,772,243)	-		(17,608)

Issuance of common stock re acquisition of Industrial Minerals Incorporated	35,000,000	105,000,000	10,500	(1,747,393)	1,696,982	-		(39,911)

Minimum 50 shares post-split allocation	30,758	92,274	6	(6)	-	-		-
Net Loss	-	-	-	-	(520,242)	-		(520,242)

Balance at December 31, 2002	36,031,621	108,094,863	10,807	6,935	(595,503)	-		(577,761)

Minimum 50 shares post-split allocation	327	981	-	-	-	-		-

Net Loss	-	-	-	-	(1,133,197)	-		(1,133,197)

Balance at December 31, 2003	72,063,896	108,095,844	10,807	6,935	(1,728,700)	-		(1,710,958)

Allocation on round-up of shares	7	7	-	-	-	-		-
Issuance of common stock in settlement of debt	3,492,115	3,492,115	349	4,190,189	-	-		4,190,538
Net Loss	-	-	-	-	(561,153)	-		(561,153)

Balance at December 31, 2004	111,587,966	111,587,966	11,156	4,197,124	(2,289,853)	-		1,918,427
Net Loss	-	-	-	-	(1,844,219)	-		(1,844,219)

Balance at December 31, 2005	111,587,966	111,587,966	11,156	4,197,124	(4,134,072)	-		74,208

Issuance of common stock for cash	200,000	200,000	20	69,640	-	-		69,660
Issuance of common stock in settlement of debt	6,255,810	6,255,810	625	1,876,118	-	-		1,876,743
Net Loss	-	-	-	-	(1,255,584)	-		(1,255,584)

Balance at December 31, 2006	118,043,776	118,043,776	11,801	6,142,882	(5,389,656)	-		765,027

Issuance of common stock for cash	13,193,699	13,193,699	1,319	1,569,486	-	-		1,570,805
Issuance of common stock for services	6,407,001	6,407,001	641	641,976	-	-		642,617
Stock compensation expense	-	-	-	446,853	-			446,853
Foreign Currency Translation	-	-	-	-	-	(105,985)		(105,985)

Net Loss	-	-	-	-	(2,761,455)	-		(2,761,455)

Balance at December 31, 2007	137,644,476	137,644,476	13,761	8,801,197	(8,151,111)	(105,985)		557,862

Issuance of common stock for cash		9,248,940	925	484,275	-	-	(265,000)	220,200
Issuance of common stock for services		12,605,000	1,261	445,439				446,700
Stock compensation expense		-	-	176,427	-	-		176,427
Common stock subscriptions received		-					265,000	265,000
Issuance of common stock for settlement of debt		1,250,000	125	64,875				65,000
Net Loss		-	-	-	(1,579,801)	-		(1,579,801)

Balance at December 31, 2008		160,748,416	16,072	9,972,214	(9,730,913)	(105,985)	-	151,388

Issuance of common stock for services		2,500,000	250	49,750	-	-	-	50,000
Stock compensation expense		-	-	179,221	-	-	-	179,221
Net Loss		-	-	-	(1,629,281)	-	-	(1,629,281)

Balance at December 31, 2009		163,248,416	16,322	10,201,185	(11,360,195)	(105,985)	-	(1,248,672)

See accompanying notes to consolidated financial statements

F5

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

(b) Nature of Operations and Going Concern
The Company owns 100% of the mineral rights to the Bissett Creek graphite property (the “Bissett Creek Property”) which is located in the Province of Ontario, Canada. The Company began commissioning a dry recovery based processing plant in September 2004, but commercial production was never achieved and the Bissett Creek Property has been inactive since 2005.  In 2007, Geostat Services Inc. produced a NI 43-101 Preliminary Assessment Report which included estimates of resources and capital and operating costs with respect to building an open pit mine and conventional 2,500 tonne per day processing plant using a standard flotation process.  The Company intends to complete additional infill confirmation drilling and metallurgical testing as part of a Pre- Feasibility Study, and to initiate the environmental and mine permitting processes with the objective of making a construction decision in 2011.

The Company is an Exploration Stage Company that incurred a net loss of $1,367,280 for the year ended December 31, 2009 and has an accumulated deficit of $11,098,194 since the inception of the Company. Current liabilities exceed current assets by $883,599 and the Company’s ability to continue as a going concern is dependent upon its ability to seek additional capital to continue the development of the Bissett Creek Property. The Company has raised additional capital subsequent to the year end to settle loans and payables and to advance the Bissett Creek Property.  Substantial addition capital is required to ultimately build a mine and processing plant on the Bissett Creek Property and to enable the Company to continue its operations. However, there is a high degree of risk and many inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

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

(d) Cash and Cash Equivalents
Cash and cash equivalents include bank balances, funds held in trust with lawyers, and short term investments that are readily convertible into cash with original maturities of three months or less.

 (e) Use of Estimates
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

(f) Property and Equipment
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

F6

 INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(g) Long-Lived Assets
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

(h) Basic and Diluted Loss Per Share
Basic loss per share was computed by dividing the amount of the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated using the treasury stock method, whereby the weighted average number of shares outstanding used in the calculation assumes that the deemed proceeds received from the exercise of stock options that are “in the money” would be used to repurchase common shares of the Company at the average market price during the year.  Existing stock options have not been included in the computation of diluted loss per share as they are anti-dilutive, and therefore, basic and diluted loss per share amounts are the same.

(i) Comprehensive Income (Loss)
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

F7

 INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k) Income Taxes
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

(l) Translation of Foreign Currencies
The assets and liabilities of subsidiaries located outside of the United States are translated in U.S. dollars at the rates of exchange at the balance sheet dates. Revenue and expense items are translated at the rate of exchange in effect on the transaction date.  Foreign currency transaction gains or losses are reflected in the results of operations.

(m) Asset Retirement Obligations
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

(n) Recent Pronouncements
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

F8

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

NOTE 2 – RECLAMATION DEPOSITS

The Company is required to post bonds with the Ontario Ministry of Northern Development and Mines for reclamation of the Company’s mineral properties located in Ontario (Note 7c).

NOTE 3 - BUILDING AND EQUIPMENT

Building and equipment are recorded at cost.  Building and equipment as at December 31, 2009 and 2008 were as follows:

	2009	2008
Building and improvements	$591,005	$591,005
Equipment	652,506	1,567,871
Mine closure deposit	-	230,000
Total building and equipment	1,243,511	2,388,876
Less accumulated depreciation	746,750	1,097,209
Net building and equipment	$496,761	$1,291,667

During the year ended December 31, 2009, the Company recorded an impairment charge of $453,327 on the building and equipment and an additional $230,000 on the mine closure deposit (2008 - $nil).

 NOTE 4 - LOANS PAYABLE

Loans payable at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Non-affiliated shareholder, unsecured, interest at 7%. No installments required.
Principal and accrued interest due July 2009.	$90,796	$90,796
Non-affiliated shareholder, unsecured, interest at 10%. No installments required.	288,996	89,870
Non-affiliated shareholders, unsecured	55,000	85,360
Loans payable – current	434,792	255,274
Principal, unsecured, no terms of repayment, and no interest	385,665	495,714
Total notes payable	$820,457	$750,987
Less current portion	(820,457)	(255,274)
Loans payable non-current	$-	$495,174

F9

 INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

An agreement was reached during the year ended December 31, 2009 whereby $385,665 of loans payable was settled for shares. As at December 31, 2009, these shares had not yet been issued.  Subsequent to year end agreements were reached to settle $379,792 of loans payable plus $102,183 of accrued interest (see Note 11).

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The Company’s wholly owned subsidiary, Northern Graphite issued $300,888 (CAD $315,000) of Senior Secured Convertible Promissory Notes (the “Notes”) on November 23, 2009.  The Notes are non-interest bearing, become fully due and payable on the earlier of November 23, 2011 (the “Maturity Date”) or the occurrence of any material change in the business of the Company, are automatically convertible into units of Northern Graphite if Northern Graphite raises an additional CDN $1,000,000, and after six months from the date of issue, are convertible at the option of the holder into units of the Company at a conversion price of 500 units per CAD $100 Principal amount. Each unit consists of one common share and one common share purchase warrant exercisable at a price of $0.03 per share for 24 months.

Funds received in advance consist of amounts received prior to December 31, 2009 with respect to Notes issued in January 2010 with the same terms and conditions.  (see Note 11).

 NOTE 6 - RELATED PARTY TRANSACTIONS

Included in due to related party are amounts due to two directors and an officer of the Company for professional fees and reimbursement of expenses in the amount of $249,880 (2008: $28,472).  In additional, the Company has a loan from a director of $2,866.

Included in accounts payable is $25,522 owing to an officer of the Company for expense reimbursements.

At November 23, 2009, $38,208 of the Notes were issued to a director of the Company.

NOTE 7 - COMMITMENTS

(a) Office Space

As of July 1, 2007, the Company leased premises for its head office in Oakville, Ontario. The lease executed was for a three year period. The Company moved its head office to Ottawa Ontario in September 2008 where it has no lease obligations. The Oakville Lessor has a judgment against the Company in the amount of $19,781Cdn and Company is in negotiations with respect to a settlement. The Company also had a lease which it terminated in Mankato, Minnesota. This lease was originally set to expire on September 30, 2008 but the landlord and tenant agreed to terminate the lease in return for a termination fee of $5,000.

(b) Leased Mineral Claims

In connection with the Bissett Creek Property, the Company is required to make royalty payments of $20 (Canadian dollars) per ton of graphite carbon concentrate produced to the previous owners as well as a 2.5% of net smelter return payable on any other minerals derived from the property. An advance royalty of $27,000 (Canadian dollars) per annum is also payable in semi-annual installments.

(c) Mine Development and Closure

A Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines, in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. A financial assurance in the amount of $299,277 has been accounted for as a long term deposit.  The Company has paid this amount to the Minister of Finance for the Province of Ontario. This financial assurance represents the estimated amount that would be required to restore the Bissett Creek Property to its original environmental state. The money pledged for this financial assurance will be returned to the Company once the Ministry of Northern  Development  and Mines is satisfied that the obligations contained in the Mine  Development  and Closure Plan have been performed by the Company. Should the Company not perform its obligations contained in the Mine Development and Closure Plan the Ministry of Northern Development and Mines will restore the Bissett Creek Property site to its original environmental state using the $299,277 financial assurance.

F10

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

F11

 INDUSTRIAL MINERALS, INC.
 (An Exploration Stage Company)
Notes to Consolidated Financial Statements
For the years ended December 30, 2009 and 2008

Potential benefit of the operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

NOTE 11 - SUBSEQUENT EVENTS

On January 20, 2010, the Company’s wholly owned subsidiary, Northern Graphite issued $272,232 (CAD $285,000) of Senior Secured Convertible Promissory Notes with identical terms to the Notes described in Note 5, bringing the total raised through the issuance of the Notes to CAD $600,000. The Notes, pursuant to their terms, automatically converted into units of Northern Graphite.

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

On April 1, 2010 Northern Graphite announced that it had completed private placements totalling 1,327,000 units for gross proceeds of CDN$331,750.  Each unit was priced at C$0.25 and is comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern Graphite or its successor becomes a reporting issuer in a jurisdiction of Canada.

On February 15, 2010, an agreement was reached to settle $379,792 of loans payable plus $102,183 of accrued interest through the issuance of 400,000 units of Northern Graphite as per the private placement terms, the payment of $236,856 cash and the issuance of a $150,000, one year, non interest bearing note.

Subsequent to year end, 1,091,600 restricted common shares of the Company were issued in settlement of a $385,665 loan payable.

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern Graphite issued a total of 11,155,571 common shares and 11,155,571 common share purchase warrants. The Company owns 11,750,000 common shares of Northern Graphite which represents a 51.3% interest on an undiluted basis.

NOTE 12 – COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the presentation adopted in the current year.

F12

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 1, 2009 Rotenberg and Company LLP merged with another CPA firm, EFP Group, to form a new firm. Rotenberg and Company, LLP resigned as the Company’s auditors in connection with such merger. All of the partners and employees of Rotenberg and Company LLP and EFP Group have joined the new firm, EFP Rotenberg LLP.  EFP Rotenberg LLP succeeded Rotenberg and Company LLP as the Registrant’s independent registered public accounting firm.

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

The Registrant and Rotenberg and Company LLP have not, during the Registrant’s two most recent fiscal years or any subsequent period through to the date of dismissal, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Rotenberg and Company LLP’s satisfaction, would have caused Rotenberg and Company, LLP to make reference to the subject matter of the disagreement in connection with its reports.

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

EFP Rotenberg, LLP was not required or engaged to audit the Company’s internal control over financial reporting. However, in connection with their audits of the financial statements, in a letter dated March 31, 2009, they communicated the following deficiencies in internal controls that they considered to be material weaknesses, each of which has been discussed with the Board:

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

The internal control deficiencies noted consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents it from being able to employ sufficient resources to enable it to have adequate segregation of duties within its internal control system. Mr. Dinning oversees accounting and general internal control processes, allowing him to override internal control systems. The Company has a very limited staff, and does not have other management staff with financial accounting experience for purposes of crosschecking or advising Mr. Dinning on accounting or financial reporting processes. Current processes and procedures require substantive manual intervention, estimation and reliance on several sources of information that are not integrated with accounting system.

Accordingly, a material weakness exists in the Company’s internal controls over financial reporting. Effective April 1, 2010 Northern Graphite retained the services of Miles Nagamatsu CA, to act as its Chief Financial Officer and Tracy Albert CFA, to act as its Controller.  Other than described above, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2009.

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

 In 2008 Messrs. Dinning, Crupi and Bowes were granted stock awards of 2,000,000 common shares each for their services as directors.  In 2009 Messrs. Dinning, Crupi and Bowes were granted an additional stock award of 500,000 common shares each for their ongoing services as directors of the Company.

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

Gregory B. Bowes - Director - Appointed a director on June 23, 2008, Mr. Bowes holds an MBA in Finance and Accounting from Queens University (1979) and an Honours BA in Earth Sciences (Geology) from the University of Waterloo (1977). Mr. Bowes has been CFO and Senior VP of Orezone Gold corporation, a publicly traded mining company with projects in West Africa.  From February of 2006 to March of 2008, Mr. Bowes was the president and CEO of San Anton Resource Corporation, an exploration company listed on the Toronto Stock Exchange. From January of 2004 to March of 2007, Mr. Bowes was the vice president and then chief financial officer of Orezone Resources Inc. which was listed on the Toronto Stock Exchange.  Mr. Bowes is 55 years old.  In May 2009, Mr. Bowes was appointed President and CEO of the Company’s wholly owned subsidiary, Northern Graphite.

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

Conflicts of Interest

Members of the Company's management are associated with other firms involved in a range of business activities, particularly in the mineral exploration industry. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, it may affect the amount of time they can devote to the Company's affairs.

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

SUMMARY COMPENSATION TABLE
Name and Principal position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Dinning (CEO & CFO)	2009	78,000	0	10,000	0	0	0	0	0

Robert Dinning, CEO	2008	108,000		0	0	0	0	0	0

David Wodar, CEO	2009	50,000	0	0	0	0	0	0	0

David Wodar, CEO	2008	61,212

Robert Dinning CEO and CFO has a management contract whereby he is paid a monthly retainer of Cdn $4,000.  The contract is cancellable by either party upon three months written notice.

Northern Graphite has a management contract with Gregory Bowes, its CEO, whereby Mr. Bowes was paid a monthly retainer of CDN $6,000 per month from May 1, 2009 to October 1, 2009, and is currently paid a monthly retainer of CDN $12,500 per month.  The contract is cancellable on three months notice.  In 2009 Mr. Bowes was granted 2,000,000 shares of the Company as a stock award.  Subsequent to year end Mr. Bowes was paid a cash bonus of CDN $12,000 and was granted an additional stock award of 2,500,000 common shares for his success in raising financing and turning the Company around.

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

The following committees have been formed and membership as of December 31, 2010 is as follows:

1) Nominating Committee - Members are Robert Dinning, Chris Crupi and Gregory Bowes. Mr. Dinning is an officer of the Company. Mr.Crupi is an independent Director of the Company.  Mr. Bowes is a director only of the Company but is an officer of a subsidiary company and is not independent.

2) Audit Committee - Members are Chris Crupi who acts as chairman and Gregory Bowes.  Mr.Crupi is an independent Director of the Company.  Mr. Bowes is an officer of a subsidiary company and is not independent.

3) Compensation Committee - Members are Chris Crupi, Gregory Bowes and Robert Dinning. Mr.Crupi is an independent Director of the Company.  Mr. Bowes is an officer of a subsidiary company and Mr. Dinning is an officer of the Company.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2009. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors and the Compensation Committee are responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Our officers are members of our Board of Directors and are able to vote on matters of compensation. During the year ended December 31, 2009 neither the Board nor the Compensation Committee employed any outside consultants to assist in carrying out their responsibilities with respect to executive compensation, although they have access to general executive compensation information regarding both local and national industry compensation practices.  In future periods the Company may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. The Board has recognized that compensation packages must be able to attract and retain highly talented individuals that are committed to the Company’s goals and objectives, without at this time paying cash salaries that are competitive with some peers that have greater economic resources. The Company’s compensation structure is weighted towards equity compensation in the form of stock awards and options to acquire common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program

The Company’s executive compensation program incorporates components we believe are necessary in order for the Company to provide a competitive compensation package relative to its peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of the Company’s executive compensation are listed below:

Base Salary
Stock Awards
Stock Options
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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of April 13, 2010. There were 163,248,416 shares outstanding as at April 13, 2010.

Name and Address* of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership of Class
Robert G. Dinning, (1) President & CEO And CFO	9,064,700	5.29%
Chris Crupi, Director	2,500,000	1.46%
Gregory Bowes, Director	4,500,000	9.37%
Directors and officers as a Group	16,064,700	16.12%

*346 Waverley Street, Ottawa, Ontario, Canada K2P 0W5
(1)  Total includes options exercisable by Mr. Dinning on April 3, 2010 in the amount of 1,500,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees	2009: $22,873	2008: $20,975
(2) Audit-Related Fees:	None
(3) Tax Fees:	None
(4) All Other Fees:	2009: None	2008 $3,392 for Services rendered for consent letters
included with registration statement.
(5) The audit committee has not established any pre-approval policies and procedures for Audit Fees.

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

INDUSTRIAL MINERALS, INC.

/s/ Robert Dinning
Dated: May 7, 2010	By: Robert Dinning, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert Dinning	President and Principal Executive Officer, Director	May 7, 2010
Robert Dinning

/s/ Robert Dinning	Principal Financial Officer and Principal Accounting	May 7, 2010
Robert Dinning	Officer, Director

/s/ Chris Crupi	Director	May 7, 2010
Chris Crupi

/s/ Greg Bowes	Director	May 7, 2010
Greg Bowes