Form 10-Q
period 2010-03-31
INDUSTRIAL MINERALS INC
filed 2010-05-21
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(613) 241-9959
(Issuer's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 17, 2010: 163,248,416 shares.

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2009, included in the Company's Form 10-KSB.

INDUSTRIAL MINERALS, INC.
And Subsidiary
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$1,834,877	$271,168
Receivables	14,776	8,003
Total current assets	1,849,653	279,171

RECLAMATION DEPOSIT	299,277	299,277

FIXED ASSETS
Building and equipment	1,243,511	1,243,511
Less accumulated depreciation	(772,751)	(746,750)
	470,760	496,761

TOTAL ASSETS	$2,619,690	$1,075,209

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$455,757	$405,049
Accrued interest payable	5,554	102,183
Loans payable	464,296	820,457
Due to related party	255,815	252,746
Convertible notes payable	-	300,888
Funds received in advance	-	143,280
Notes payable	150,000	-
Total current liabilities	1,331,422	2,024,604

OTHER LIABILITIES
Asset retirement obligations	299,277	299,277
	1,630,699	2,323,881

STOCKHOLDERS' EQUITY
Common stock, 200,000,000 shares authorized, $0.0001
par value; 163,248,416 and 163,248,416 shares
issued and outstanding, respectively	16,322	16,322
Additional paid-in capital	12,160,423	10,201,185
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage	(11,563,205)	(11,360,194)
	507,353	(1,248,672)

Non-controlling interest	481,638	-

TOTAL STOCKHOLDERS' EQUITY	988,991	(1,248,672)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,619,690	$1,075,209

See accompanying notes to consolidated financial statements

F1

INDUSTRIAL MINERALS, INC.
AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	3 Months Ended	3 Months Ended
	March 31,	March 31,
	2010	2009

EXPENSES
Cost of revenues	-	-
Professional fees	17,212	19,550
Royalty fees	12,969	10,719
Depreciation and amortization	26,001	36,359
Management fees and salaries	108,485	74,797
General exploration expense	719	166
Other general and administrative	14,791	15,650

TOTAL EXPENSES	180,179	157,241

LOSS FROM OPERATIONS	(180,179)	(157,241)

OTHER INCOME (LOSS)
Foreign currency loss	(53,367)	20,699
Gain on debt settlement	4,359	-
NET LOSS	(229,187)	(136,542)

Net loss attributable to non controlling interest	25,974	-

NET LOSS ATTRIBUTABLE TO THE COMPANY	(203,211)	(136,572)

NET LOSS PER SHARE, BASIC AND DILUTED	(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED:	163,248,416	160,748,716

See accompanying notes to consolidated financial statements

F2

INDUSTRIAL MINERALS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	3 Months	3 Months
	Ended	Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203,211)	$(136,572)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	26,001	36,359
Stock issued for services	-	44,805
Stock based compensation	10,590	-
Loss on settlement of debt	4,359	-

Net loss attributable to non-controlling interest	(25,974)	-
Changes in:
Receivables	(6,773)	13,994
Deposits	-	57
Accounts payable and accrued expenses	50,708	(1,752)
Accrued interest payable	3,824	7,041
Other liabilities	-	21,709
Net cash used in operating activities	(149,196)	(14,359)

Cash flows from investing activities:
Advance received for sale of Equipment	-	29,471
Net cash provided from investing activities	-	29,471

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes	132,922	-
Due to related party	3,069	-
Net proceeds from sale of common stock of subsidiary	1,789,569	-
Loan repayments	(236,856)	-
Net cash provided by financing activities	1,688,704	-
Effect of exchange rate on changes in cash	24,201	(11,562)

NET INCREASE IN CASH	1,563,709	3,550
Cash, beginning of period	271,168	307
Cash, end of period	$1,834,877	$3,857

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for related party debt	$-	$61,200

Shares issued for debt	-	$65,000

See accompanying notes to consolidated financial statements

F3

INDUSTRIAL MINERALS, INC. AND SUBSIDIARY
(An Exploration Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
March 31, 2010

					Accumulated
					Deficit	Accumulated	Common	Total
		Common Stock		Additional	During	Other	Stock	Stockholders'
	Number	Number		Paid-in	Exploration	Comprehensive	Subscriptions	Equity
	of Shares	of Shares	Amount	Capital	Stage	Income	Received	(Deficit)

Inception - November 6, 1996 - See Note A below	-	-	$-	$-	$-	$-	$-	-
Balance at December 31, 1998	252,500	757,500	76	505,092	(750,830)	-		(245,662)
Issuance of common stock for cash	30,000	90,000	9	146,612	-	-		146,621
Issuance of common stock for services	55,000	165,000	17	274,983	-	-		275,000

Net Loss	-	-	-	-	(259,404)	-		(259,404)

Balance at December 31, 1999	337,500	1,012,500	102	926,687	(1,010,234)	-		(83,445)

Issuance of common stock for cash	84,900	254,700	25	413,045	-	-		413,070
Issuance of common stock for services	70,000	210,000	21	349,979	-	-		350,000
Issuance of common stock for Multiplex stock	3,000	9,000	1	29	-	-		30
Issuance of common stock for acquisition	475,463	1,426,389	143	4,603	-	-		4,746

Net Loss	-	-	-	-	(694,758)	-		(694,758)

Balance at December 31, 2000	970,863	2,912,589	292	1,694,343	(1,704,992)	-		(10,357)

Issuance of common stock for compensation	30,000	90,000	9	59,991	-	-		60,000

Net Loss	-	-	-	-	(67,251)	-		(67,251)

Balance at December 31, 2001	1,000,863	3,002,589	301	1,754,334	(1,772,243)	-		(17,608)

Issuance of common stock re acquisition of Industrial Minerals Incorporated	35,000,000	105,000,000	10,500	(1,747,393)	1,696,982	-		(39,911)

Minimum 50 shares post-split allocation	30,758	92,274	6	(6)	-	-		-

Net Loss	-	-	-	-	(520,242)	-		(520,242)

F4

					Accumulated
					Deficit	Accumulated	Common	Total
		Common Stock		Additional	During	Other	Stock	Stockholders'
	Number	Number		Paid-in	Exploration	Comprehensive	Subscriptions	Equity
	of Shares	of Shares	Amount	Capital	Stage	Income	Received	(Deficit)

Balance at December 31, 2002	36,031,621	108,094,863	10,807	6,935	(595,503)	-		(577,761)

Minimum 50 shares post-split allocation	327	981	-	-	-	-		-

Net Loss	-	-	-	-	(1,133,197)	-		(1,133,197)

Balance at December 31, 2003	72,063,896	108,095,844	10,807	6,935	(1,728,700)	-		(1,710,958)

Allocation on round-up of shares	7	7	-	-	-	-		-
Issuance of common stock in settlement of debt	3,492,115	3,492,115	349	4,190,189	-	-		4,190,538

Net Loss	-	-	-	-	(561,153)	-		(561,153)

Balance at December 31, 2004	111,587,966	111,587,966	11,156	4,197,124	(2,289,853)	-		1,918,427

Net Loss	-	-	-	-	(1,844,219)	-		(1,844,219)

Balance at December 31, 2005	111,587,966	111,587,966	11,156	4,197,124	(4,134,072)	-		74,208

Issuance of common stock for cash	200,000	200,000	20	69,640	-	-		69,660
Issuance of common stock in settlement of debt	6,255,810	6,255,810	625	1,876,118	-	-		1,876,743

Net Loss	-	-	-	-	(1,255,584)	-		(1,255,584)

Balance at December 31, 2006	118,043,776	118,043,776	11,801	6,142,882	(5,389,656)	-		765,027

Issuance of common stock for cash	13,193,699	13,193,699	1,319	1,569,486	-	-		1,570,805
Issuance of common stock for services	6,407,001	6,407,001	641	641,976	-	-		642,617
Stock compensation expense	-	-	-	446,853	-			446,853
Foreign Currency Translation	-	-	-	-	-	(105,985)		(105,985)

Net Loss	-	-	-	-	(2,761,455)	-		(2,761,455)

F5

					Accumulated
					Deficit	Accumulated	Common	Total
		Common Stock		Additional	During	Other	Stock	Stockholders'
	Number	Number		Paid-in	Exploration	Comprehensive	Subscriptions	Equity
	of Shares	of Shares	Amount	Capital	Stage	Income	Received	(Deficit)

Balance at December 31, 2007	137,644,476	137,644,476	13,761	8,801,197	(8,151,111)	(105,985)		557,862
Issuance of common stock for cash		9,248,940	925	484,275	-	-	(265,000)	220,200
Issuance of common stock for services		12,605,000	1,261	445,439				446,700
Stock compensation expense		-	-	176,427	-	-		176,427
Common stock subscriptions received		-					265,000	265,000
Issuance of common stock for settlement of debt		1,250,000	125	64,875				65,000

Net Loss		-	-	-	(1,579,801)	-		(1,579,801)

Balance at December 31, 2008		160,748,416	16,072	9,972,214	(9,730,913)	(105,985)	-	151,388

Issuance of common stock for services		2,500,000	250	49,750	-	-	-	50,000
Stock compensation expense		-	-	179,221	-	-	-	179,221

Net Loss		-	-	-	(1,629,281)	-	-	(1,629,281)

Balance at December 31, 2009		163,248,416	16,322	10,201,185	(11,360,194)	(105,985)	-	(1,248,672)
Net Loss		-	-	-	(203,211)	-	-	(203,211)
Gain in dilution in interest of subsidiary				1,948,648				1,948,648
Stock compensation expense		-	-	10,590		-	-	10,590
Balance at March 31, 2010		163,248,416	16,322	12,160,423	(11,563,405)	(105,985)		507,353

See accompanying notes to consolidated financial statements

F6

NOTE 1 - BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

All assets and liabilities are translated using period-end exchange rates. Statements of operations items are translated using average exchange rates for the period. The resulting translation adjustment is recorded within accumulated other comprehensive loss, a separate component of stockholders' equity. Foreign currency transaction gains and losses are recognized in the consolidated statements of operations, including unrealized gains and losses on short-term inter-company obligations using period-end exchange rates. Unrealized gains and losses on long-term inter-company obligations are recognized within accumulated other comprehensive loss, a separate component of stockholders' equity.

Exchange gains and losses are primarily the result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currencies of our subsidiaries), as well as their effect on the dollar denominated inter-company obligations between the Company and its foreign subsidiary. All inter-company balances are revolving in nature and are not deemed to be long-term balances. For the three months ended March 31, 2010 and 2009, foreign currency losses of $53,368 and gains of $20,669, respectively, were recognized.

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2009.

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

In June 2009, the FASB issued guidance on consolidation applicable to variable interest entities. The provisions of the standard significantly affect the overall consolidation analysis. The guidance was effective as of the beginning of the first fiscal year that begins after November 15, 2009. The guidance was effective for the Company beginning January 1, 2010. The Company adopted the provisions of this standard effective January 1, 2010 which did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued guidance on the fair value measurement of liabilities and provided clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The guidance is effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the provisions of this standard effective January 1, 2010 which did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2009, the FASB issued guidance changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design; and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company adopted the provisions of this standard effective January 1, 2010 which did not have a material impact on the Company’s condensed consolidated financial statements.

F7

In January 2010, the FASB issued guidance improving disclosures about fair value measurements. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in the ASC. The FASB‟s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the guidance now requires: A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, the guidance clarifies the requirements of the following existing disclosures: For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of this standard on January 1, 2010 which did not have a material impact on its condensed consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SECs literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements position or results of operations.

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

NOTE 4 – NORTHERN GRAPHITE CORPORATION FINANCING

On October 28, 2009, the Company announced that its subsidiary, Northern Graphite Corporation (“Northern”), had entered into a non brokered agreement to issue approximately CDN$300,000 (US$286,560) in senior secured convertible non-interest bearing notes (the “Notes”) to keep the Company solvent and pay the costs of attempting to raise financing and take Northern public in Canada. The Notes were secured by a security interest over all of the assets of Northern, including the mineral claims and leases comprising the Bissett Creek Property.  During the first quarter of 2010 the amount of the Notes was increased to C$600,000 and they automatically converted into units upon the closing of the private placement described below, at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada.

F8

On March 8, 2010, Northern completed a non-brokered private placement financing consisting of the issuance of 6,000,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1,500,000.

On March 31, 2010 Northern completed additional private placements totalling 1,327,000 units for gross proceeds of C$331,750.  Each unit was priced at C$0.25 and is comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada.  In addition, Northern issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors.

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,155,571 common shares, and 11,155,571 common share purchase warrants, and now has 22,905,571 common shares outstanding. The Company owns 11,750,000 common shares of Northern which represents a 51.3% interest.  If all warrants were exercised Northern would receive an additional C$3,544,450 and the Company’s interest in Northern would be 34.5%.  The Company retains its controlling financial interest in Northern and a non-controlling interest of $444,525 has been recorded to reflect the change in its ownership interest in Northern.  The difference of $2,048,236 between the fair value of the controlling interest and the amount of the non-controlling interest has been recognized in paid-in capital.

NOTE 5 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2009.

NOTE 6 - COMMON STOCK OPTIONS AND WARRANTS

The Company adopted ASC 718 (formerly SFAS 123) “Stock-Based Compensation”, effective April 1, 2007. Compensation cost for the Company’s stock options have been determined in accordance with the fair value based method prescribed as ASC 718. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the three months ended March 31, 2010: expected volatility of 88%; risk-free interest rate ranging from 4.93% to 5.18%; and an expected term of up to 6 years.

The following table summarizes stock option activity for the three months ended March 31, 2010:

	Number of securities to be	Weighted-average	Weighted
Equity compensation plans	issued	exercise price	Average
not approved by security	upon exercise of	of outstanding	Fair
holders	outstanding options	options	Value
Outstanding Dec 31, 2009	7,349,999	$0.106	$0.09
Granted	0
Exercised	0	$0.00	$0.00
Cancelled or expired
Total	7,349,999
Exercisable at March 31, 2010	7,349,999

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the three months ending March 31, 2010 of $10,590. There remains a balance of $34,076 to be expensed over the vesting period of the options.

F9

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company relocated its head office to 346 Waverley Street, Ottawa, Ontario, Canada, effective September 30, 2008. There is no lease arrangement at the present time and the premises are occupied on a month to month basis.

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

NOTE 8 – NOTES AND LOANS PAYABLE

During the quarter ended March 31, 2010, the Company settled $379,792 of loans payable and $102,183 of accrued interest through the issuance of 400,000 units of Northern Graphite, the payment of $236,859 cash and the issuance of a $150,000 note.  The note payable is unsecured, non-interest bearing and matures in 1 year.

NOTE 9 – SUBSEQUENT EVENT

Subsequent to quarter end, 1,091,600 restricted common shares of the Company were issued in settlement of a $385,665 loan payable.

F10

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
Industrial Minerals, Inc. (“IMI” or "the Company"), a Delaware Corporation, was incorporated on November 6, 1996 under the name Winchester Mining Corp. The name of the Company was changed to PNW Capital, Inc. on May 16, 2000.  In 2002, PNW Capital, Inc. acquired Industrial Minerals Incorporated, a private Nevada Corporation, and changed its name to Industrial Minerals, Inc.

The Company is an exploration stage company.  The Company’s sole asset and entire focus is its 51% interest in Northern Graphite Corporation (“Northern”).  Northern holds a 100% interest in a number of mineral claims and a mining lease located in Maria Township in Northern Ontario, approximately 180 miles northeast of Toronto, Ontario. The property and the claims are referred to as "Bissett Creek" because of their proximity to the town of Bissett Creek.

In August 2004, Northern received notice from the Ministry of Northern Development and Mines for the Province of Ontario that the Bissett Creek Graphite Project Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario was considered filed. Accordingly, Northern was authorized to begin mining graphite ore from Bissett Creek and to produce graphite using a dry recovery process.  This process was not successful and commercial production was never achieved.  Bissett Creek has been kept on care and maintenance since 2004.  In the latter part of 2009 and in the first quarter of 2010 Northern raised additional financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%.  The financings have enabled the Company and Northern to deal with serious debt and creditor issues and to begin moving the Bissett Creek project forward.  Northern has recently initiated the environmental and permitting process, metallurgical testing and a Pre Feasibility Study with the objective of being in a position to make a construction decision, subject to financing, in 2011.

From 2004 until late 2009 the Company experienced serious financial difficulties and went through many changes to the Board and management.  For the fiscal year commencing January 1, 2008, the Board of Directors was comprised of William Thomson, William Booth and Robert Dinning. Mr. Thomson, who was also Chairman of the Company, resigned on June 20, 2008 and Mr. Booth, an independent director resigned on July 9, 2008. The President of the Company, David Wodar, who was appointed July 9, 2007, resigned on June 12, 2008. He was replaced as President by Paul Cooper who also subsequently resigned.  Chris Crupi CA and Gregory Bowes, MBA, were appointed directors of the Company and Mr. Robert Dinning CA was appointed President and CEO on June 23, 2008. Mr. Robert Dinning CA continued as a director and was also reappointed CFO effective June 23, 2008. Mr. Dinning was originally appointed CFO and Director September 15, 2006. Mr. Crupi was appointed Chairman of the Audit Committee and is an independent director.  In May 2009, Gregory Bowes was appointed as CEO of Northern.  Robert Dinning resigned as a director and CFO of Northern effective April 1, 2010 and resigned as a director, CEO and CFO of the Company effective May 10, 2010. Miles Nagamatsu CA was appointed CFO of Northern on April 1, 2010 and Gregory Bowes was appointed CEO and CFO of the Company effective May 10, 2010.

Under the mandate of the restructured Board of Directors, the Company significantly reduced its monthly operating expenses and focused its efforts on settling payables, reducing debt, raising financing and developing a plan to move the Bissett Creek project forward.

On October 27, 2008, the Company engaged RBC Capital Markets (“RBC”) as exclusive financial advisor with respect to strategic options facing the Company including the potential sale of the Company, investment by a third party, and an amalgamation, arrangement, or other business transaction.  By mutual consent, the agreement was terminated in June 2009.

On October 28, 2009, the Company announced that Northern had entered into a non brokered agreement with various lenders, including a director of the Company, to issue approximately CDN$300,000 (US$286,560) in senior secured convertible non-interest bearing notes (the “Notes”) to keep the Company solvent and pay the costs of attempting to raise financing and take Northern public in Canada. The Notes were secured by a security interest over all of the assets of Northern, including the mineral claims and leases comprising Bissett Creek.  Subsequent to year end the amount of the Notes was increased to C$600,000 and they were converted into units of Northern as described below.

In addition to the Note financing, the Company announced on October 28, 2009, that Northern had entered into a letter of intent to effect a business combination with Rattlesnake Ventures Inc.(“RVI”) (the “Transaction”). The Transaction would constitute the Qualifying Transaction of RVI, a Capital Pool Company, and if completed would result in Northern becoming publicly listed on the TSX Venture Exchange. Subsequent to the year end, the agreement with RVI was terminated.

F11

In conjunction with the Transaction, the Company also signed an engagement letter with Research Capital to complete, on a best efforts basis, a financing for Northern of up to C$6,000,000.  This financing was not completed and the agreement with Research Capital was terminated in December 2009.

On March 8, 2010, Northern completed a non-brokered private placement financing consisting of the issuance of 6,000,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1,500,000. In addition, Northern had increased the capital raised through the issuance of the Notes to C$600,000 and the Notes, pursuant to their terms, automatically converted into units upon the closing of the private placement at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada.

On March 31, 2010 Northern announced that it has completed additional private placements totalling 1,327,000 units for gross proceeds of C$331,750.  Each unit was priced at C$0.25 and is comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada.  In addition, Northern issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors.

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,155,571 common shares, and 11,155,571 common share purchase warrants, and now has 22,905,571 common shares outstanding. The Company owns 11,750,000 common shares of Northern which represents a 51.3% interest.  If all warrants were exercised Northern would receive an additional C$3,544,450 and the Company’s interest in Northern would be 34.5%.  Subject to the receipt of all required corporate, regulatory and stock exchange approvals, Northern plans to complete a going public transaction in Canada as soon as possible and the Company plans to distribute its Northern shares to its shareholders.

While the Company was unsuccessful in raising financing through Research Capital and taking Northern public in Canada through the RVI transaction, the private placements, Note financings and debt settlements enabled it to deal with critical issues relating to payables and corporate debts and have put Northern on a better footing to move Bissett Creek forward.  It is still the Company’s objective to take Northern public.  However, the Company recognizes it will require substantial additional capital in the future to continue the development of Bissett Creek.  While the Company is optimistic such capital can be obtained, there is no assurance that it will be available or available on terms that are attractive to the Company.

The Bissett Creek lease, number 364704, consists of all those parcels or tracts of land and land under water in the Township of Head, Clara and Maria, in the County of Renfrew and Province of Ontario, containing by ad measurement 564.569 hectares, be the same more or less, composed of those parts of lots 21, 22, 23, 24 and 25, Concessions IV and V, and part of the bed of Mag Lake and the bed of the unnamed lake, and lots 23, 24 and 25 and the north half of lots 21 and 22, Concession III as shown on the plan of the geographic Township of Maria, designated as parts 1, 2, 3 and 5 on a plan and a field notes deposited in the Land Registry Office at Pembroke as Plan 49R_11203, comprising mining claims EO 608306, EO 608346, EO 608347, EO 608374, EO 608348, EO 608373, EO 608349, EO 608372, EO 608369, SO 998760, SO 1084577, EO 800884, EO 800880, EO 800881, EO 608350, EO 608371, EO 608367, EO 608370, EO 608376, EO 608368, EO 608302, SO 1117797, SO 998754, SO 1117798, SO 998755, SO 1117799, SO 998756 and SO 998757. These claims are registered in the Land Titles Office in North Bay, Ontario.  The Company also holds unpatented mining claims 1192304 (10 units), 1192305 (10 units), 1192306 (9 units), 1192307 (3 units), 4200145 (4 units) and 4200146 (3 units) totally approximately 624 ha.  Together with the mining lease, the total size of the Bissett Creek property is approximately 1,188 ha.  Bissett Creek is subject to a C$20 per ton royalty on graphite concentrate produced which includes an annual advance royalty C$27,000.  A 2.5% net smelter return royalty is payable with respect to any other minerals are produced from Bissett Creek.

In 2007 Geostat International Inc. ("Geostat") prepared a Preliminary Assessment of Bissett Creek in compliance with the requirements of Canadian National Instrument 43-101. The Geostat work program included a site visit, an independent estimation, classification and certification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, an assessment of mining and processing procedures, and an estimation of the capital and operating costs to build and operate a mine at Bissett Creek. The process included the drilling of an additional six holes in order to assist in verification of previously obtained data. The program provided independent assay results and material to carry out independent metallurgical testing and validation.

F12

In the first quarter of 2010 the Company engaged Stantec Consulting to review the current status of the site and the permit and to provide a detailed scope of work, schedule and estimated costs to complete a Closure Plan amendment, obtain needed environmental approvals, and conduct a critical issues assessment of Bissett Creek.  It is anticipated that the process of amending the current Mine Closure Plan at Bissett Creek and obtaining the necessary approvals to begin development of Bissett Creek will take place in 2011.  Geostat, now SGS Canada Inc., has been retained to perform additional metallurgical testing and complete a Pre Feasibility Study which are scheduled for completion in the third quarter of 2010.  The Company’s objective is to be able to make a construction decision in 2011, subject to financing.

RESULTS OF OPERATIONS
For the three month period ending March 31, 2010, the Company recorded a net loss of $203,211, compared to a loss of $136,572 for the three months ending March 31, 2009.  The Company had no revenues for the three months ending March 31, 2010. The Company is an exploration stage company and will not have revenues until the current permit at Bissett Creek is amended, a positive pre feasibility study is completed and the Company raises the necessary financing and builds a graphite mine at Bissett Creek.

For the three months ending March 31, 2010, expenses amounted to $180,179 compared to $157,241 for the three months ending March 31, 2009. Management fees and salaries were $108,485 for the three months ended March 31, 2010 compared to  $74,797 for the three months ending March 31, 2009, as Northern hired a full time CEO and retained a number of consultants to raise financing and manage its affairs. Included in expenses for the three months ended March 31, 2010 were $10,590 in stock compensation expenses with respect to options previously authorized. Expenses in the three months ending March 31, 2009 included stock compensation expense of $44,805. As at March 31, 2010, there is a balance of $34,076 in stock compensation expense remaining to be written off. Professional fees decreased to $17,212 in the quarter ended March 31, 2010 from $19,550 in the first quarter of 2009.

The Company currently has no full time employees.  It contracts with a number of consultants for engineering, technical, administrative and financial services and intends to do so for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash on hand at March 31, 2010 of $1,834,877 versus $271,168 at December 31, 2009 as a result of the Note financing and private placements described below.

In 2009, Northern completed a non-brokered financing with various lenders, including a director of the Company, for CDN$300,000 through the issuance of senior secured convertible non-interest bearing notes (the “Notes”).  A first mortgage and security interest over all of the assets of Northern, including Bissett Creek was granted to 2221862 Ontario Inc., a newly-incorporated company incorporated and controlled by Gregory Bowes, a Director of the Company and CEO of Northern, to hold the security on behalf of the Note holders as well as to hold the proceeds from sale of the Notes in trust, and to distribute such proceeds to Northern as required to cover the costs that were to be incurred in connection with a proposed transaction with RVI and the Research Capital financing and to pay existing and future expenses which were critical and necessary to keep Northern functional and solvent and protect its assets.  In the first quarter of 2010 the principal amount of the Notes was increased to C$600,000 to provide additional working capital and the Notes were converted to units of Northern pursuant to their terms and the completion of the private placements described below.

On February 15, 2010 First Plain Inc. agreed to a settlement of C$95,000 in cash plus 160,000 units of Northern as per the private placement terms, in settlement of amounts due plus accrued interest.  On February 15, 2010, a lender agreed to settle a $161,000 loan in one year on receipt of $150,000 with no interest payable on the extension. In addition, the lender will receive a payment of C$35,000 on other loans due plus 140,000 units of Northern as per the private placement terms.  A loan payable to Westwynd Retail Consultants Inc. of $105,072 US ($110,000Cdn) plus accrued interest was settled through the payment of CDN$125,000 ($119,400US) plus the issuance of 100,000 units of Northern as per the private placement terms.

F13

The Company also had loans of $385,665 outstanding at March 31, 2010.  Agreement has been reached on settling this loan for shares of the Company which have not yet been issued.

On March 8, 2010, Northern completed a non brokered private placement of 6,000,000 units at $0.25 per unit for total proceeds of C$1,500,000 (US$1,476,900). Each unit was priced at C$0.25 and is comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada.

On March 31, 2010 Northern completed private placements totalling 1,327,000 units for gross proceeds of CDN$331,750 (US$326,641).  Each unit was priced at C$0.25 and is comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada.

The Company has a long-term deposit with the Ministry of Finance for the Province of Ontario to ensure that enough funds are available to affect the proper reclamation and closure of Bissett Creek. The Company's initial deposit in 2004 amounted to C$288,363 and since that time accrued interest increased the deposit to $299,277 at December 31, 2009.

The funding recently raised by the Company’s subsidiary, Northern, is sufficient to pay operating and administrative costs and to fund initial environmental and permitting work as well as metallurgical testing and a Pre Feasibility Study currently underway at Bissett Creek.  However, the Company will require substantial additional financing for construction of a mine at Bissett Creek and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration
The Company's auditors in their report for the year ended December 31, 2009 have expressed a concern that the Company may not be able to continue as a going concern.  The Company is an exploration stage company and had a net loss of $174,182 for the quarter ended March 31, 2010.  The Company has had recurring losses and an accumulated deficit of $11,534,376 since inception.  The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs as well as to ultimately build a mine and processing plant at Bissett Creek and to enable the Company to generate cash flow. However, there is a high degree of risk and many inherent uncertainties in natural resource development and management cannot provide assurances that it will be successful.

The Company’s management believes that it will continue to be able to raise additional funds from public or private debt or equity financing for the Company to continue to operate. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

IMI is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide information under this item.

F14

Item 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13(a) – 15(e) and Rule 15(d) – 15(e) under the Exchange Act). Based on that evaluation and in light of the discussion of the material weakness discussed below in the Management’s Report on Internal Control over Financial Reporting, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the quarter ended March 31, 2010. Management has determined that (i) inadequate staffing and supervision, and the resulting ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On April 1, 2010 Miles Nagamatsu was appointed CFO of Northern and Tracy Albert was appointed Controller of Northern.  On May 10, 2010 Robert Dinning resigned as CEO and CFO of the Company and Gregory Bowes was appointed CEO/CFO.

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company has been named in a lawsuit filed by Windale Properties in the amount of C$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to the expiry of the lease. Discussions regarding settlement are ongoing.

MGI Securities Inc. obtained a default judgment on September 1, 2009 in the amount of C$10,000. The Company is currently in discussions with MGI regarding settlement of this claim.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

F15

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

Dated: May 21, 2010	INDUSTRIAL MINERALS, INC.

	By:	/s/ Gregory Bowes
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 21, 2009	INDUSTRIAL MINERALS, INC.

	By:	/s/ Gregory Bowes
Gregory Bowes, Chief Financial Officer

F16