Form 10-Q
period 2010-06-30
INDUSTRIAL MINERALS INC
filed 2010-08-20
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

(Mark One)

[☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 000-30651

INDUSTRIAL MINERALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3763974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 201, 290 Picton Ave., Ottawa, Ontario, Canada K1Z 8P8

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
Yes ☐  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 13, 2010: 167,340,016 shares.

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading.

The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as at December 31, 2009, included in the Company's Form 10-KSB.

Industrial Minerals Inc.
(an exploration stage company)
Consolidated Balance Sheets

	As at	As at
	June 30,	December 31,
	2010	2009
	$	$
	(unaudited)
Assets
Current
Cash	1,324,886	271,168
Receivables	29,138	8,003
Prepaid expenses and deposits	89,047	-
Total current assets	1,443,071	279,171
Reclamation deposit	299,277	299,277
Fixed assets	444,197	496,761
Total assets	2,186,545	1,075,209

Liabilities
Current
Accounts payable	616,640	405,050
Accrued interest payable	5,299	102,183
Due to related party	114,405	252,746
Loans payable	150,000	300,888
Funds received in advance	-	143,280
Total current liabilities	886,343	2,024,604
Asset retirement obligations	285,193	299,277
Total liabilities	1,171,537	2,323,881

Stockholders’ equity
Common stock 200,000,000 shares authorized, $0.0001 par value; 167,340,016 and 163,248,416 shares issued and outstanding, respectively	16,731	16,322
Additional paid-in capital	12,096,561	10,201,185
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage	(11,380,793)	(11,360,194)
	616,514	(1,248,672)
Non-controlling interest (note 4)	388,494	-
Total stockholders' equity	1,015,008	(1,248,672)

Total liabilities and stockholders' equity	2,186,545	1,075,209

See accompanying notes to financial statements
Approved by the Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

Industrial Minerals Inc.
(an exploration stage company)
Consolidated Statements of Operations

	3 months ended June 30,		6 months ended June 30,
	2010	2009	2010	2009
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses
Professional fees	34,275	2,089	51,617	21,639
Royalty fees	-	899	13,048	11,618
Depreciation and amortization	24,512	36,358	50,510	72,717
Management fees and salaries	90,495	90,233	202,174	165,030
Exploration expense	167,610	790	167,610	956
General and administration	68,734	35,378	80,841	51,028
	385,626	165,747	565,799	322,988
Loss from operations	(385,626)	(165,747)	(565,799)	(322,988)
Foreign exchange gain (loss)	1,125	(68,909)	(52,201)	(48,140)
Gain on debt settlement	381,791	-	409,375	-
Net gain (loss)	(2,710)	(234,656)	(208,625)	(371,128)
Net gain (loss) attributable to non-controlling interest	1,328	-	30,359	-
Net gain (loss) attributable to the company	(1,382)	(234,656)	(178,267)	(371,128)

Net gain (loss) per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding – basic and diluted	166,036,100	160,748,416	164,649,959	160,748,416

See accompanying notes to financial statements

Industrial Minerals Inc.
(an exploration stage company)
Consolidated Statements of Cash Flows

	3 months ended June 30,		6 months ended June 30,
	2010	2009	2010	2009
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities
Net gain (loss)	(1,382)	(234,656)	(178,267)	(371,128)
Depreciation	24,512	36,358	50,510	72,717
Stock-based compensation	10,590	-	21,180	-
Stock issued for services	-	44,806	-	89,611
Gain on debt settlement	(381,791)	-	(409,375)	-
Net gain (loss) attributable to non-controlling interest	(1,328)	-	(30,359)	-
Changes in non-cash operating working capital:
Prepaid expenses and deposits	(89,047)	1,969	(89,047)	2,026
Receivables	(14,362)	(2,324)	(21,135)	11,670
Accounts payable and accrued liabilities	163,260	31,220	213,967	58,218
	(289,548)	(122,627)	(442,526)	(136,886)

Financing activities
Proceeds from issuance of notes	-	-	132,922	-
Due to related party	(191,411)	78,414	(188,342)	78,414
Net proceeds from sale of common stock of subsidiary	-	-	1,789,569	-
Loan repayments	-	-	(236,856)	-
	(191,411)	78,414	1,497,293	78,414
Effect of exchange rates on cash	(29,033)	33,579	(1,050)	21,916

Investing activities
Advance received for sale of equipment	-	6,926	-	36,397

Net increase (decrease) in cash	(509,992)	(3,708)	1,053,717	(159)
Cash, beginning of period	1,834,877	3,856	271,168	307
Cash, end of period	1,324,885	148	1,324,885	148

Non-cash transactions
Shares issued for settlement of debt	61,374	-	61,374	-
Supplementary information
Interest paid	-	-	-	-
Income taxes paid	-	-	-	-

See accompanying notes to financial statements

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

Exchange gains and losses are primarily the result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currency of our subsidiary), as well as their effect on the dollar denominated inter-company obligations between the Company and its foreign subsidiary. All inter-company balances are revolving in nature and are not deemed to be long-term balances. For the six months ended June 30, 2010 and 2009, foreign currency losses of $52,683 and  $48,140, respectively, were recognized.

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2009.

The Company's fiscal year-end is December 31.

NOTE 2 - ACCOUNTING POLICIES

This summary of significant accounting policies of Industrial Minerals, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management,which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

NOTE 3 - ORGANIZATION

The Company was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp. the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company Acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2,2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc.  Operations are carried out through the Company’s subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc.  As a result of a number of financings and other transactions completed in 2010, the Company’s interest is Northern was reduced from 100% to 51.2%.  Northern owns a 100 per cent interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”).

NOTE 4–NORTHERN GRAPHITE CORPORATION FINANCING

In the fourth quarter of 2009 Northern raised C$465,000 in a non brokered financing consisting of senior secured convertible non-interest bearing notes (the “Notes”) to keep the Company solvent and pay the costs of attempting to raise financing and take Northern public in Canada. The Notes were secured by a security interest over all of the assets of Northern, including the mineral claims and the mining lease comprising the Bissett Creek Property.  During the first quarter of 2010 the amount of the Notes was increased to C$600,000 and pursuant to their terms they automatically converted into 3,428,571 units, upon the closing of various private placements, at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada.

In March, 2010, Northern completed a number of non-brokered private placement financings consisting of the issuance of a total of 7,327,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1,831,750. In addition, Northern issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors.  In the second quarter of 2010 Northern issued an additional 31,354 common shares in settlement of various claims against the Company.

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants, and now has 22,936,925 common shares outstanding. The Company owns 11,750,000 common shares of Northern which represents a 51.2% interest.  If all warrants were exercised Northern would receive an additional C$3,544,450 and the Company’s interest in Northern would be 34.5%.  The Company retains its controlling financial interest in Northern and a non-controlling interest of $385,763 has been recorded to reflect the change in its ownership interest in Northern.  The difference of $1,796,185 between the fair value of the controlling interest and the amount of the non-controlling interest has been recognized in paid-in capital.

NOTE 5 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the three and six month periods ended June 30, 2010 and 2009. Interim results are not necessarily indicative of results for a full year.

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted during the six months ended June 30, 2010: expected volatility of 88%; risk-free interest rate ranging from 4.93% to 5.18%; and an expected term of up to 6 years.

The following table summarizes stock option activity for the six months ended June 30, 2010:

	Number of securities to be	Weighted average	Weighted
Equity compensation plans	issued	exercise price	average
not approved by security	upon exercise of	of outstanding	fair
holders	outstanding options	options	value
Outstanding Dec 31, 2009	7,349,999	$0.106	$0.09
Granted	0
Exercised	0	$0.000	$0.00
Cancelled or expired	7,349,999
Total	0
Exercisable at June 30, 2010	0

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the six months ending June 30, 2010 of $21,180.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Mine Development and Closure

A Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines (“MNDM”), in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. A financial assurance in the amount of $299,277 has been accounted for as a long term deposit.  The Company has paid this amount to the Minister of Finance for the Province of Ontario. This financial assurance represents the amount that would be required to restore the Bissett Creek Property to its original environmental state. The money pledged for this financial assurance will be returned to the Company once the MNDM is satisfied that the obligations contained in the Mine  Development  and Closure Plan have been performed by the Company. Should the Company not perform its obligations contained in the Mine Development and Closure Plan the MNDM will restore the Bissett Creek Property to its original environmental state using the $299,277 financial assurance.

NOTE 8 – NOTES AND LOANS PAYABLE

During the six months ended June 30, 2010, the Company settled $379,792 of loans payable and $102,183 of accrued interest through the issuance of 400,000 units of Northern, the payment of $236,859 cash and the issuance of a $150,000 note.  The note payable is unsecured, non-interest bearing and matures in 1 year.

In the second quarter ended June 30,2010, 1,091,600 common shares of the Company were issued in settlement of a $385,665 loan payable.

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

The Company is an exploration stage company.  The Company’s sole asset and entire focus is its 51% interest in Northern Graphite Corporation (“Northern”).  Northern holds a 100% interest in a number of mineral claims and a mining lease located in Maria Township in Northern Ontario, approximately 180 miles northeast of Toronto, Ontario. The property and the claims are referred to as the "Bissett Creek Property" because of their proximity to the town of Bissett Creek. The Bissett Creek Property is subject to a C$20 per ton royalty on graphite concentrate produced which includes an annual advance royalty C$27,000.  A 2.5% net smelter return royalty is payable with respect to any other minerals are produced from the Bissett Creek Property.

In August 2004, Northern received notice from the Ministry of Northern Development and Mines (“MNDM”) for the Province of Ontario that the Bissett Creek Property Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario was considered filed. Accordingly, Northern was authorized to begin mining graphite ore from the Bissett Creek Property and to produce graphite using a dry recovery process.  A small plant was built but the dry recovery process was not successful and commercial production was never achieved.  The Bissett Creek Property has been kept on care and maintenance since 2005.  In the latter part of 2009 and in the first quarter of 2010 Northern raised additional financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%.  The financings have enabled the Company and Northern to deal with serious debt and creditor issues and to begin moving the Bissett Creek Property forward.  Northern has recently initiated the environmental and mine permitting process, metallurgical testing, infill and exploration drilling and a Pre Feasibility Study with the objective of being in a position to make a construction decision, subject to financing and the receipt of all regulatory approvals, in 2011.

From 2004 until late 2009 the Company experienced serious financial difficulties and went through many changes to the Board and management.  For the fiscal year commencing January 1, 2008, the Board of Directors was comprised of William Thomson, William Booth and Robert Dinning. Mr. Thomson, who was also Chairman of the Company, resigned on June 20, 2008 and Mr. Booth, an independent director resigned on July 9, 2008. The President of the Company, David Wodar, who was appointed July 9, 2007, resigned on June 12, 2008. He was replaced as President by Paul Cooper who also subsequently resigned.  Chris Crupi CA and Gregory Bowes, MBA, were appointed directors of the

Company and Mr. Robert Dinning CA was appointed President and CEO on June 23, 2008. Mr. Robert Dinning CA continued as a director and was also reappointed CFO effective June 23, 2008. Mr. Dinning was originally appointed CFO and Director September 15, 2006. Mr. Crupi was appointed Chairman of the Audit Committee and is an independent director.  In May 2009, Gregory Bowes was appointed as CEO of Northern.  Robert Dinning resigned as a director and CFO of Northern effective April 1, 2010 and resigned as a director, CEO and CFO of the Company effective May 10, 2010. Miles Nagamatsu CA was appointed CFO of Northern on April 1, 2010 and Gregory Bowes was appointed CEO and CFO of the Company effective May 10, 2010.  Cam Birge was appointed a director to replace Mr. Dinning, on June 3, 2010.

Under the mandate of the restructured Board of Directors, the Company significantly reduced its monthly operating expenses and focused its efforts on settling payables, reducing debt, raising financing and developing a plan to move the Bissett Creek Project forward.

On October 27, 2008, the Company engaged RBC Capital Markets (“RBC”)as exclusive financial advisor with respect to strategic options facing the Company Including the potential sale of the Company, investment by a third party, and an amalgamation, arrangement, or other business transaction.  By mutual consent, the agreement was terminated in June 2009.

In the fourth quarter of 2009 the Company’s subsidiary raised C$465,000 in a non brokered financing with various lenders, including a director of the Company, of senior secured convertible non-interest bearing notes (the “Notes”) to keep the Company solvent and pay the costs of attempting to raise financing and take Northern public in Canada. The Notes were secured by a security interest over all of the assets of Northern, including the mineral claims and leases comprising the Bissett Creek Property.  In the first quarter of 2010 the amount of the Notes was increased to C$600,000 and they were converted into units of Northern as described below.

In addition to the Note financing, the Company announced on October 28, 2009, that Northern had entered into a letter of intent to effect a business combination with Rattlesnake Ventures Inc.(“RVI”) (the “Transaction”). The Transaction would constitute the Qualifying Transaction of RVI, a Capital Pool Company, and if completed would result in Northern becoming publicly listed on the TSX Venture Exchange.Subsequent to the year end, the agreement with RVI was terminated.

In conjunction with the Transaction, the Company also signed an engagement letter with Research Capital to complete, on a best efforts basis, a financing for Northern of up to C$6,000,000.  This financing was not completed and the agreement with Research Capital was terminated in December 2009.

In March, 2010, Northern completed a number of non-brokered private placement financings consisting of the issuance of 7,327,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1,831,750. In addition, Northern had increased the capital raised through the issuance of the Notes to C$600,000 and the Notes, pursuant to their terms, automatically converted into 3,428,571 units upon the closing of the private placements at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. In addition, Northern issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors.  In the second quarter of 2010 Northern issued an additional 31,354 common shares to settle various claims against the Company.

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants, and now has 22,936,925 common shares outstanding. The Company owns 11,750,000 common shares of Northern which represents a 51.3%interest.  If all warrants were exercised Northern would receive an additional C$3,544,450 and the Company’s interest in Northern would be 34.5%.Subject to the receipt of all required corporate, regulatory and stock exchange approvals, Northern plans to complete a going public transaction in Canada as soon as possible and the Company plans to distribute its Northern shares to its shareholders.

While the Company was unsuccessful in raising financing for Northern through Research Capital and taking it public in Canada through the RVI transaction, the private placements, Note financings and debt settlements enabled it to deal with critical issues relating to payables and corporate debts and have put Northern on a better footing to move the Bissett Creek Project forward.  It is still the Company’s objective to take Northern public.  However, the Company has not been successful in raising capital itself and recognizes that Northern will require substantial additional capital in the future to continue the development of the Bissett Creek Project.  While the Company is optimistic such capital can be obtained, there is no assurance that it will be available or available on terms that are attractive to the Company.

On May 11, 2010, Northern entered into an agency agreement with respect to a proposed initial public offering of a minimum offering of 2,000,000 common shares and a maximum offering of 6,000,000 common shares at an issue price expected to be CDN$0.50 per common share for gross proceeds of CDN$1,000,000 and CDN$3,000,000 respectively.  In respect of the offering, Northern will pay a 7% cash commission; issue warrants equal to 7% of the number of common shares issued, with each warrant entitling the holder to purchase one common share for CDN$0.50 for 12 months from the closing date of the offering; and pay the agent a CDN$25,000 work fee on closing and the agent’s legal costs up to CDN$25,000.  The completion of the offering is subject to a number of conditions including the completion of due diligence by the agent and the listing of the common shares of Northern on the TSX Venture Exchange.

In 2007 Geostat International Inc. ("Geostat") prepared a Preliminary Assessment of the Bissett Creek Property in compliance with the requirements of Canadian National Instrument 43-101. The Geostat work program included a site visit, an independent estimation, classification and certification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, an assessment of mining and processing procedures, and an estimation of the capital and operating costs to build and operate a mine on the Bissett Creek Property. The process included the drilling of an additional six holes in order to assist in verification of previously obtained data. The program provided independent assay results and material to carry out independent metallurgical testing and validation.  This Preliminary Assessment was updated as of July 15, 2010 and will be filed shortly on www.sedar.com.

In the first quarter of 2010 Northern engaged Stantec Consulting to review the current status of the Bissett Creek Property and the mining permit and to provide a detailed scope of work, schedule and estimated costs to complete a Closure Plan amendment, obtain needed environmental approvals, and conduct a critical issues assessment.  Northern subsequently engaged Knight Piesold Consulting to initiate the process of amending the current Mine Closure Plan for the Bissett Creek Property and obtain the necessary approvals to begin development of the Bissett Creek Property.  The Company and Northern anticipate receiving such approvals by the end of 2011.  Geostat, now SGS Canada Inc., has been retained to perform additional metallurgical testing and complete a Pre Feasibility Study which are scheduled for completion in the third quarter of 2010.  The objective of the Company and Northern is to be able to make a construction decision in 2011, subject to financing and the receipt of all regulatory approvals.

In July 2010, Northern commenced a 2,500 meter drill program on the Bissett Creek Property with the objective of upgrading inferred resources to measured and indicated, confirming results of historical drilling, and expanding the resource to demonstrate the potential to significantly increase production in the future if warranted by graphite demand.

The current resource estimate on the Bissett Creek Property is based on approximately 8,400m of drilling in 242 holes completed during the 1980s.  Six confirmation holes were drilled in 2007 and the current program includes 13 additional twin and infill holes to further confirm previous results and support the calculation of a proven and probable reserve in the pre-feasibility study.  The drill program has also been designed to upgrade the existing resource such that the pre-feasibility study can evaluate the economics of a 20 year operation based on measured and indicated resources only.

The graphitic gneiss unit which hosts the Bissett Creek deposit outcrops at surface in a band that is approximately one kilometer wide and three kilometers in strike, and dips to the east at approximately 20 degrees.  Drilling to date and the planned open pit from the Preliminary Assessment only cover the southern portion of the graphitic unit.

RESULTS OF OPERATIONS
For the three and six month periods ended June 30, 2010, the Company recorded a loss of $1,382 and $178,267 respectively, or $0.00 per share,compared to net losses of $234,656 and $371,128 for the six months ended June 30, 2009 respectively, or $0.00 per share.  The Company had no revenues for the three and six months periods ended June 30 in both 2009 and 2010. The Company is an exploration stage company and will not have revenues until the current permit for the Bissett Creek Property is amended, a positive pre feasibility study is completed and the Company raises the necessary financing and builds a graphite mine on the Bissett Creek Property.

For the three and six month periods ended June 30, 2010, expenses amounted to $385,626 and $565,799 compared to $165,747 and $322,988 for the three and six month periods ended June 30, 2009.Management fees and salaries were $202,174 for the six months ended June 30, 2010 compared to  $165,030 for the six months ended June 30, 2009, as Northern initiated exploration activities on the Bissett Creek Property, hired a full time CEO and retained a number of consultants to raise financing and manage its affairs. Management fees and salaries for the three month period ended June 30, 2010 were at similar levels to those in the three months ended June 30, 2009.  Included in expenses for the six months ended June 30, 2010 were $21,180 in stock compensation expenses with respect to options previously authorized. Expenses in the six months ended June 30, 2009 included stock compensation expense of $89,611. Professional fees increased to $51,617 in the six months ended June 30, 2010 from $21,639 in the first six months of 2009, with a similar increase in the three month period ended June 30, 2010 compared to June 30, 2009, due to increased activity levels within the Company and on the Bissett Creek Property.

The Company currently has no full time employees.  It contracts with a number of consultants for engineering, technical, administrative and financial services and intends to do so for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash as at June 30, 2010 of $1,324,886 versus $271,168 as at December 31, 2009 as a result of the Note financing and private placements.  However, these financings were completed by Northern and the Company has limited liquid resources of its own.

In 2009, Northern raised C$465,000 in a non-brokered financing with various lenders, including a director of the Company, of senior secured convertible non-interest bearing notes (the “Notes”).  A first mortgage and security interest over all of the assets of Northern, including Bissett Creek was granted to 2221862 Ontario Inc., a newly-incorporated company incorporated and controlled by a Director of the Company and of Northern, to hold the security on behalf of the Note holders as well as to hold the proceeds from sale of the Notes in trust, and to distribute such proceeds to Northern as required to cover the costs that were to be incurred in connection with a proposed transaction with RVI and the Research Capital financing and to pay existing and future expenses which were critical and necessary to keep Northern functional and solvent and protect its assets.  In the first quarter of 2010 the principal amount of the Notes was increased to C$600,000 to provide additional working capital and the Notes were converted to units of Northern pursuant to their terms and the completion of the private placements described herein.

On February 15, 2010 First Plain Inc. agreed to a settlement of C$95,000 in cash plus 160,000 units of Northern as per the private placement terms, in settlement of loans payable plus accrued interest.On February 15, 2010, the Company settled a loan payable of $161,000 through the issuance of a $150,000 non interest bearing note with a term of one year. In addition, the lender received a cash payment of C$35,000 on other loans due plus 140,000 units of Northern as per the private placement terms.  A loan payable to Westwynd Retail Consultants Inc. of US$105,072 (C$110,000) plus accrued interest was settled through the payment of C$125,000 (US$119,400) plus the issuance of 100,000 units of Northern as per the private placement terms.

An outstanding loan of $385,665 was settled through the issuance of 1,091,600 shares of the Company in the second quarter of 2010.  In the second quarter the Company also agreed to settle $83,195 in payables through the issuance of 1,500,000 common shares.

In March, 2010, Northern completed a number of non-brokered private placement financings consisting of the issuance of 7,327,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1,831,750. In addition, Northern had increased the capital raised through the issuance of the Notes to C$600,000 and the Notes, pursuant to their terms, automatically converted into 3,428,571 units upon the closing of the private placement at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. In addition, Northern issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors.  In the second quarter of 2010 Northern issued an additional 31,354 common shares to settle claims against the Company.

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants, and now has 22,936,925 common shares outstanding. The Company owns 11,750,000 common shares of Northern which represents a 51.2% interest.  If all warrants were exercised Northern would receive an additional C$3,544,450 and the Company’s interest in Northern would be 34.5%.  Subject to the receipt of all required corporate, regulatory and stock exchange approvals, Northern plans to complete a going public transaction in Canada as soon as possible and the Company plans to distribute its Northern shares to its shareholders.

The Company has a long-term deposit with the Ministry of Finance for the Province of Ontario to ensure that enough funds are available to affect the proper reclamation and closure of the Bissett Creek Property. The Company's initial deposit in 2004 amounted to C$288,363 and since that time accrued interest increased the deposit to $299,277 at June 30, 2010.

The funding recently raised by the Company’s subsidiary, Northern, is sufficient to pay its operating and administrative costs and to fund initial environmental and permitting work as well as metallurgical testing, a Pre Feasibility Study and a drill program currently underway on the Bissett Creek Property.  However, the Company has no liquid resources of its own and is dependent on Northern to pay expenses.  The Company and Northern will require substantial additional financing for construction of a mine on the Bissett Creek Property and there is no assurance that such financing will be available or will be available on terms acceptable to the Company or Northern.

Going Concern Consideration
The Company's auditors in their report for the year ended December 31, 2009 have expressed a concern that the Company may not be able to continue as a going concern.  The Company is an exploration stage company and had a net loss of $178,267 for the six months ended June 30, 2010.  The Company has had recurring losses and an accumulated deficit of $11,380,793 since inception.  The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs and on the support of its subsidiary Northern.  Northern’s success is ultimately dependent on its ability to finance and build a mine and processing plant on the Bissett Creek Property and to generate cash flow therefrom. However, there is a high degree of risk and many inherent uncertainties in natural resource development and management cannot provide assurances that it will be successful.

The Company believes that it will continue to be able to raise additional funds from public or private debt or equity sources for it to continue to operate. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

IMI is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide information under this item.

Item 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13(a) – 15(e) and Rule 15(d) – 15(e) under the Exchange Act). Based on that evaluation and in light of the discussion of the material weakness discussed below in the Management’s Report on Internal Control over Financial Reporting, the CEO/CFO has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the CEO/CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the quarter ended June 30, 2010. Management has determined that (i) inadequate staffing and supervision, and the resulting ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

Item 4.  (Removed and Reserved)

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report tobe signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2010	INDUSTRIAL MINERALS, INC.

By: /s/ Gregory Bowes
Gregory Bowes President and CEO

Dated: August 16, 2010	INDUSTRIAL MINERALS, INC.

By: /s/ Gregory Bowes
Gregory Bowes Chief Financial Officer