Form 10-Q
period 2010-11-12
INDUSTRIAL MINERALS INC
filed 2010-11-12
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2010

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ______________

Commission File Number 000-30651

INDUSTRIAL MINERALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3763974
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

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
Yes ☐ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 12, 2010:  177,701,614 shares.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” which reflect management’s expectations regarding the Company’s future growth, results of operations, performance and business prospects and opportunities.  Such forward-looking statements may include, but are not limited to, statements with respect to the future financial or operating performance of the Company and its projects, the future price of graphite or other metal prices, the estimation of Mineral Resources, the timing and amount of estimated future production, costs of production, capital, operating and exploration expenditures, costs and timing of the development of new deposits, costs and timing of future exploration, requirements for additional capital, government regulation of mining operations, environmental risks, reclamation expenses, title disputes or claims, limitations of insurance coverage and the timing and possible outcome of regulatory matters. Often, but not always, forward-looking statements can be identified by the use of words such as “plans”, “expects”, “is expected”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates”, or “believes” or variations (including negative variations) of such words and phrases, or statements that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved. Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among others: general business, economic, competitive, political and social uncertainties; the actual results of current exploration activities; conclusions of economic evaluations; fluctuations in currency exchange rates; changes in project parameters as plans continue to be refined; changes in labor costs or other costs of production; future prices of graphite or other industrial mineral prices; possible variations of mineral grade or recovery rates; failure of plant, equipment or processes to operate as anticipated; accidents, labor disputes and other risks of the mining industry, including but not limited to environmental hazards, cave-ins, pit-wall failures, flooding, rock bursts and other acts of God or unfavorable operating conditions and losses; delays in obtaining governmental approvals or financing or in the completion of development or construction activities; actual results of reclamation activities, and other unspecified factors. Although the Company has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results to differ from those anticipated, estimated or intended. Forward-looking statements contained herein are made as of the date hereof and the Company disclaims any obligation to update any forward-looking statements, whether as a result of new information, future events or results or otherwise. There can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

CAUTIONARY STATEMENT REGARDING MINERAL RESOURCES

This Quarterly Report on Form 10-Q and other information released by the Company uses the terms “resources”, “measured resources”, “indicated resources” and “inferred resources”. United States investors are advised that, while such terms are recognized and required by Canadian securities laws, the SEC does not recognize them. Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Mineral resources that are not mineral reserves do not have demonstrated economic viability. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Inferred resources are in addition to measured and indicated resources. Further, inferred resources have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. It cannot be assumed that all or any part of the inferred resources will ever be upgraded to a higher category. Therefore, United States investors are also cautioned not to assume that all or any part of the inferred resources exist, or that they can be mined legally or economically. National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) is a rule developed by the Canadian Securities Administrators, which established standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Unless otherwise indicated, all resource estimates contained in this Form 10-Q and in press releases by the Company in the past and in the future, have been or will be prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum Classification System. The requirements of NI 43-101 are not the same as those of the SEC.

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

Industrial Minerals, Inc.
(an exploration stage company)
Consolidated Balance Sheets

	As at	As at
	September 30	December 31
	2010	2009
	$	$
	(unaudited)
Assets
Current
Cash	369,224	271,168
Receivables	117,233	8,003
Prepaid expenses and deposits	236,349	-
Total current assets	722,806	279,171
Reclamation deposit	299,277	299,277
Fixed assets	419,673	496,761
Total assets	1,441,756	1,075,209

Liabilities
Current
Accounts payable and accrued liabilities	574,091	1,225,507
Accrued interest payable	5,478	102,183
Due to related party	19,427	252,746
Loans payable (note 8)	150,000	300,888
Funds received in advance	-	143,280
Total current liabilities	748,996	2,024,604
Asset retirement obligations	295,071	299,277
Total liabilities	1,044,067	2,323,881

Stockholders’ equity
Common stock 200,000,000 shares authorized, $0.0001 par value; 177,701,614 and 163,248,416 shares issued and outstanding, respectively	17,767	16,322
Additional paid-in capital	13,230,238	10,201,185
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage	(13,004,654)	(11,360,194)
	137,366	(1,248,672)
Non-controlling interest (note 4)	260,323	-
Total stockholders' equity	397,689	(1,248,672)

Total liabilities and stockholders' equity	1,441,756	1,075,209

See accompanying notes to financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

Industrial Minerals, Inc.
(an exploration stage company)
Consolidated Statements of Operations

	3 months ended September 30		9 months ended September 30
	2010	2009	2010	2009
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses
Professional fees	61,759	5,450	113,394	27,089
Royalties	12,992	13,651	26,065	25,269
Depreciation and amortization	24,524	36,359	75,050	109,076
Management fees and salaries	105,556	64,014	270,293	184,239
Stock-based compensation	133,228	89,611	154,408	134,416
Exploration expense	553,419	6,167	721,029	7,123
General and administration	90,169	53,153	150,042	104,181
	981,648	268,405	1,510,282	591,393

Loss from operations	(981,648)	(268,405)	(1,510,282)	(591,393)
Interest and other income	18,448	-	18,505	-
Foreign exchange loss	(13)	(37,981)	(52,220)	(86,121)
Gain on debt settlement	96,021	-	505,347	-
Net loss	(867,191)	(306,386)	(1,038,649)	(677,514)
Net loss attributable to non-controlling interest	424,924	-	455,283	-
Net loss attributable to the company	(442,267)	(306,386)	(583,367)	(677,514)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding – basic and diluted	170,668,381	160,748,416	166,678,145	160,748,416

See accompanying notes to financial statements

Industrial Minerals, Inc.
(an exploration stage company)
Consolidated Statements of Cash Flows

	3 months ended September 30		9 months ended September 30
	2010	2009	2010	2009
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities
Net loss attributable to the company	(442,267)	(306,386)	(583,367)	(677,514)
Depreciation and amortization	24,524	36,359	75,050	109,076
Stock-based compensation	133,228	276,894	154,408	276,894
Stock issued for services	129,750	52,867	129,750	142,478
Gain on debt settlement	(96,021)	-	(505,347)	-
Net loss attributable to non-controlling interest	(424,924)	-	(455,283)	-

Changes in non-cash operating working capital:
Receivables	(88,094)	123	(109,230)	11,547
Prepaid expenses and deposits	(147,302)	-	(236,349)	2,026
Accounts payable and accrued liabilities	(118,209)	54,244	95,758	172,952
	(1,029,316)	114,101	(1,434,610)	37,459

Financing activities
Proceeds from issuance of notes	-	-	132,922	-
Due to related party	(94,977)	-	(283,319)	-
Net proceeds from sale of common stock of subsidiary	-	-	1,789,569	-
Loan repayments	-	27,762	(236,856)	59,768
	(94,977)	27,762	1,402,316	59,768

Effect of exchange rates on cash	168,631	(149,843)	130,349	(141,763)

Investing activities
Advance received for sale of equipment	-	7,832	-	44,229

Net increase (decrease) in cash	(955,662)	(148)	98,056	(307)
Cash, beginning of period	1,324,886	148	271,168	307
Cash, end of period	369,224	-	369,224	-

Non-cash transactions
Shares issued for settlement of debt	-	-	16,374	-

Supplementary information
Interest paid	-	-	-	-
Income taxes paid	-	-	-	-

See accompanying notes to financial statements

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of Industrial Minerals, Inc. (the “Company”), for the periods ended September 30, 2010 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

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

Exchange gains and losses are primarily the result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currency of the Company’s foreign subsidiary), as well as their effect on the dollar denominated inter-company obligations between the Company and its foreign subsidiary. All inter-company balances are revolving in nature and are not deemed to be long-term balances. For the nine months ended September 30, 2010 and 2009, foreign currency losses of $52,220 and $86,121, respectively, were recognized.

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2009.

The Company's fiscal year-end is December 31.

NOTE 2 - ACCOUNTING POLICIES

This summary of significant accounting policies of Industrial Minerals, Inc. is presented to assist in understanding the Company's financial statements. The Financial Statements are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the Financial Statements.

In June 2009, the FASB issued guidance on consolidation applicable to variable interest entities. The provisions of the standard significantly affect the overall consolidation analysis. The guidance was effective as of the beginning of the first fiscal year that begins after November 15, 2009. The guidance was effective for the Company beginning January 1, 2010. The Company adopted the provisions of this standard effective January 1, 2010 which did not have a material impact on the Company’s Financial Statements.

In August 2009, the FASB issued guidance on the fair value measurement of liabilities and provided clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The guidance is effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the provisions of this standard effective January 1, 2010 which did not have a material impact on the Company’s Financial Statements.

In December 2009, the FASB issued guidance changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design; and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The guidance also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company adopted the provisions of this standard effective January 1, 2010 which did not have a material impact on the Company’s Financial Statements.

In January 2010, the FASB issued guidance improving disclosures about fair value measurements. The guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in the ASC. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the guidance now requires:  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

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

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of this standard on January 1, 2010 which did not have a material impact on the Financial Statements.

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

NOTE 3 - ORGANIZATION

The Company was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp. the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc.  Operations are carried out through the Company’s subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc.  As a result of a number of financings and other transactions completed in 2010, the Company’s interest is Northern was reduced from 100% to 51.2%.  Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”).

NOTE 4 – NORTHERN GRAPHITE CORPORATION FINANCING

In the fourth quarter of 2009, Northern raised C$465,000 in a non brokered financing consisting of senior secured convertible non-interest bearing notes (the “Notes”) to keep the Company solvent and pay the costs of attempting to raise financing and take Northern public in Canada. The Notes were secured by a security interest over all of the assets of Northern, including the mineral claims and the mining lease comprising the Bissett Creek Property.  During the first quarter of 2010, the amount of the Notes was increased to C$600,000 and pursuant to their terms they automatically converted into 3,428,571 units, upon the closing of various private placements, at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern becomes a reporting issuer in a jurisdiction of Canada.

In March, 2010, Northern completed a number of non-brokered private placement financings consisting of the issuance of a total of 7,327,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1,831,750. In addition, Northern issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors.  In the second quarter of 2010, Northern issued an additional 31,354 common shares in settlement of various claims against the Company.

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants, and now has 22,936,925 common shares outstanding. The Company owns 11,750,000 common shares of Northern which represents a 51.2% interest.  If all warrants were exercised Northern would receive an additional C$3,544,450 and the Company’s interest in Northern would be 34.5%.  The Company retains its controlling financial interest in Northern and a non-controlling interest of $260,323 has been recorded to reflect the change in its ownership interest in Northern.  The difference of $2,659,292 between the fair value of the controlling interest and the amount of the non-controlling interest has been recognized in paid-in capital.

NOTE 5 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three and six month periods ended September 30, 2010 and 2009. Interim results are not necessarily indicative of results for a full year.

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

On September 20, 2010, the Company granted stock options to purchase 9,000,000 common shares at a price of $0.015 per share until September 20, 2015.  All options vested immediately.  The fair value of the option grant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 220%; risk-free interest rate of 2.24%; and an expected term of 5 years.

The following table summarizes stock option activity for the 9 months ended September 30, 2010:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Weighted Average Fair Value

Outstanding Dec 31, 2009	7,349,999	$0.106	$0.09
Granted	9,000,000	0.015	$0.015
Cancelled or expired	(7,349,999)	0.106
Total	9,000,000	$0.015
Exercisable at September 30, 2010	9,000,000

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the nine months ending September 30, 2010 of $154,408.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Mine Development and Closure

A Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines (“MNDM”), in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. A financial assurance in the amount of $299,277 has been accounted for as a long term deposit.  The Company has paid this amount to the Minister of Finance for the Province of Ontario. This financial assurance represents the estimated amount that would be required to restore the Bissett Creek Property to its original environmental state. The money pledged for this financial assurance will be returned to the Company once the MNDM is satisfied that the obligations contained in the Mine  Development  and Closure Plan have been performed by the Company. Should the Company not perform its obligations contained in the Mine Development and Closure Plan the MNDM will restore the Bissett Creek Property to its original environmental state using the $299,277 financial assurance and the Company will be responsible for any costs in excess of this amount.

NOTE 8 – NOTES AND LOANS PAYABLE

During the nine months ended September 30, 2010:

(a)           the Company settled $379,792 of loans payable and $102,183 of accrued interest through the issuance of 400,000 units of Northern, the payment of $236,859 cash and the issuance of a $150,000 note.  The note payable is unsecured, non-interest bearing and matures in 1 year.

(b)           1,091,600 common shares of the Company were issued in settlement of a $385,665 loan payable.

(c)           1,711,598 common shares of the Company were issued in settlement of $75,661 in accounts payable.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the 9 months ended September 30, 2010:

a)           A director purchased Notes issued by Northern of C$10,000 (2009 - C$40,000);

b)           Two directors invested C$70,000 (2009 - $nil) in private placements completed by the Northern;

c)           The Company expensed management fees to directors and to companies controlled by directors of $110,659 (2009 – $127,168).

As at September 30, 2010, accounts payable and accrued liabilities included $55,849 (December 31, 2009 - $100,454) due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

In 2009, Northern received C$465,000 related to the issuance of senior secured convertible non-interest bearing notes (the “Notes”).  A first mortgage and security interest over all of the assets of the Company, including the Bissett Creek Property, was granted to 2221862 Ontario Inc., a company controlled by a director and officer of the Company.   In the first quarter of 2010, the principal amount of the Notes was increased to C$600,000, they were converted into common shares and warrants of the Company pursuant to their terms, and the security interest was released.

(d)           The Company issued 9,000,000 common shares to management, directors and insiders for directors fees and service fees (2009 – nil).

These transactions were in the normal course of business and are recorded at an exchange value established and agreed upon by the related parties.

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

The Company is an exploration stage company.  The Company’s sole asset and entire focus is its 51% interest in Northern Graphite Corporation (“Northern”).  Northern holds a 100% interest in a number of mineral claims and a mining lease located in Maria Township in Northern Ontario, approximately 180 miles northeast of Toronto, Ontario. The property and the claims are referred to as the "Bissett Creek Property" because of their proximity to the town of Bissett Creek.  The Bissett Creek Property is subject to a C$20 per ton royalty on graphite concentrate produced which includes an annual advance royalty C$27,000.  A 2.5% net smelter return royalty is payable with respect to any other minerals produced from the Bissett Creek Property.

In August 2004, Northern received notice from the Ministry of Northern Development and Mines (“MNDM”) for the Province of Ontario that the Bissett Creek Property Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario was considered filed. Accordingly, Northern was authorized to begin mining graphite ore from the Bissett Creek Property and to produce graphite using a dry recovery process.  A small plant was built but the dry recovery process was not successful and commercial production was never achieved.  The Bissett Creek Property was put on care and maintenance in 2005.  In the latter part of 2009 and in the first quarter of 2010 Northern raised additional financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%.  The financings have enabled the Company and Northern to deal with serious debt and creditor issues and to begin moving the Bissett Creek Property forward.  Northern has recently initiated the environmental and mine permitting process, metallurgical testing, infill and exploration drilling and a Pre Feasibility Study with the objective of being in a position to make a construction decision, subject to financing and the receipt of all regulatory approvals, in late 2011.

From 2004 until late 2009 the Company experienced serious financial difficulties and went through many changes to the Board and management.  For the fiscal year commencing January 1, 2008, the Board of Directors was comprised of William Thomson, William Booth and Robert Dinning. Mr. Thomson, who was also Chairman of the Company, resigned on June 20, 2008 and Mr. Booth, an independent director resigned on July 9, 2008. The President of the Company, David Wodar, who was appointed July 9, 2007, resigned on June 12, 2008. He was replaced as acting President by COO Paul Cooper who also subsequently resigned.  Chris Crupi CA and Gregory Bowes, MBA, were appointed directors of the Company and Mr. Robert Dinning CA was appointed President and CEO on June 23, 2008. Mr. Robert Dinning CA continued as a director and was also reappointed CFO effective June 23, 2008. Mr. Dinning was originally appointed CFO and Director September 15, 2006. Mr. Crupi was appointed Chairman of the Audit Committee and is an independent director.  In May 2009, Gregory Bowes was appointed as CEO of Northern.  Robert Dinning resigned as a director and CFO of Northern effective April 1, 2010 and resigned as a director, CEO and CFO of the Company effective May 10, 2010. Miles Nagamatsu CA was appointed CFO of Northern on April 1, 2010 and Gregory Bowes was appointed CEO and CFO of the Company effective May 10, 2010.  Cam Birge was appointed a director to replace Mr. Dinning, on June 3, 2010. Chris Crupi resigned as a director effective August 18, 2010.

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

In the fourth quarter of 2009 Northern raised C$465,000 in a non brokered financing with various lenders, including a director of the Company, of senior secured convertible non-interest bearing notes (the “Notes”) to keep the Company solvent and pay the costs of attempting to raise financing and take Northern public in Canada. The Notes were secured by a security interest over all of the assets of Northern, including the Bissett Creek Property.  In the first quarter of 2010 the amount of the Notes was increased to C$600,000 and they were converted into units of Northern as described below.

In addition to the Note financing, the Company announced on October 28, 2009, that Northern had entered into a letter of intent to effect a business combination with Rattlesnake Ventures Inc.(“RVI”) (the “Transaction”). The Transaction would constitute the Qualifying Transaction of RVI, a Capital Pool Company, and if completed would result in Northern becoming publicly listed on the TSX Venture Exchange. The agreement with RVI was terminated effective February 8, 2010.

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

On May 11, 2010, Northern entered into an agency agreement with respect to a proposed initial public offering (“IPO”) of a minimum offering of 2,000,000 common shares and a maximum offering of 6,000,000 common shares at an issue price of CDN$0.50 per common share for gross proceeds of CDN$1,000,000 and CDN$3,000,000 respectively.  In respect of the offering, Northern will pay a 7% cash commission; issue warrants equal to 7% of the number of common shares issued, with each warrant entitling the holder to purchase one common share for CDN$0.50 for 12 months from the closing date of the offering; and pay the agent a CDN$25,000 work fee on closing and the agent’s legal costs up to CDN$25,000.  The completion of the offering is subject to a number of conditions including the completion of due diligence by the agent and the listing of the common shares of Northern on the TSX Venture Exchange. On September 10, 2010 Northern filed a Preliminary Prospectus with securities regulatory authorities in the provinces of Ontario, Alberta and British Columbia with respect to the proposed IPO.

In 2007, Geostat International Inc., now SGS Canada Inc. ("SGS") prepared a Preliminary Assessment of the Bissett Creek Property in compliance with the requirements of Canadian National Instrument 43-101. The SGS work program included a site visit, an independent estimation, classification and certification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, an assessment of mining and processing procedures, and an estimation of the capital and operating costs to build and operate a mine on the Bissett Creek Property. The process included the drilling of an additional six holes in order to assist in verification of previously obtained data. The program provided independent assay results and material to carry out independent metallurgical testing and validation.  This Preliminary Assessment was not filed with securities regulators due to the financial difficulties being experienced by the Company at the time.  The Preliminary Assessment was updated by SGS as of July 15, 2010 and has been filed on www.sedar.com.  Undue reliance should not be placed on disclosure by the Company relating to the Bissett Creek Property prior to this date as some of such disclosure did not comply with the requirements of NI 43-101.

Bissett Creek
Classified resources for public disclosure

	Inferred Resources*					Inferred Resources*
% Graphitic Carbon	Tonnage	LOI**	Graphitic Carbon LECO**	In Situ Graphite	Tonnage	LOI**	Graphitic Carbon LECO**	In Situ Graphite
Cut-Off	metric	%	%	(metric tonnes)	metric	%	%	(metric tonnes)
1	20,448,900	2.87	1.97	402,200	26,232,000	2.82	1.90	499,700
1.5	14,641,000	3.19	2.24	327,700	18,027,000	3.19	2.21	397,900
2	8,779,000	3.57	2.58	226,000	10,682,000	3.59	2.51	268,000
2.5	4,562,000	3.95	2.88	131,600	4,621,000	4.17	2.89	133,400
2.7	3,077,000	4.10	3.02	93,000	3,210,000	4.23	3.00	96,400
2.8	2,374,000	4.18	3.10	73,700	2,314,000	4.30	3.10	71,800
3	1,316,000	4.34	3.27	43,100	1,402,000	4.34	3.24	45,400
3.3	469,000	4.59	3.52	16,500	353,000	4.41	3.52	12,400

SG:2.63
Undiluted	Rounded numbers

* Mineral Resources are not Mineral Reserves and they do not have demonstrated economic viability.

** LOI is an assay technique that measures the total carbon content of a sample whereas LECO is an assay technique that measures the graphitic carbon content of a sample.

The Preliminary Assessment evaluated a small to medium scale operation using a conventional drill, blast, load and haul process to mine an average of 870,000 tonnes of ore and 450,000 tonnes of waste per year. The production rate will range from 2,500 to 5,000 tonnes per day. A 2,500 tpd conventional flotation mill is proposed in the Preliminary Assessment.  Mill design criteria are the same as used in other mines in Canada where, apart from the run of mine grizzly and hopper, the ore bins, the thickener and the water tanks, the entire mill services and operations are under the same roof.  Whenever possible, mill equipment will be chosen on the basis of recovering a maximum of the larger flakes.  Extensive laboratory and pilot plant test work done late in the 1980’s and early 1990’s by such prestigious companies as KHD, Cominco Engineering Services Ltd. and Bacon, Donaldson & Associates Ltd. have shown that a well designed mill could produce three concentrate grades (+48 mesh, -48 to +100 mesh and –100 mesh) having an average grade of 92.7 % C with an overall mill recovery of 94.4%.  However, SGS is of the opinion that once a clean +48 mesh graphite material is produced it is only a matter of installing a three deck screen at the end of the circuit instead of a two deck to produce, at the same time, a discrete +35 mesh grade.

SGS independently prepared a set of Excel spreadsheets for its economic model to examine the economic viability of the proposed scenario with a sensitivity analysis. At this stage, SGS has conducted the financial analysis on the basis of pre-tax results.

Assumptions are:

Mining cost overburden:	$2.20/tonne

Mining cost waste rock:	$3.81/tonne

Mining cost ore rock:	$4.11/tonne

Direct processing cost:	$7.50/tonne

Mine administration costs:	$1.12/tonne

Contingency on processing costs:	$1.50/tonne

General administration costs:	$3.57/tonne

Total processing cost:	$13.69/tonne

Mill recovery:	93 to 96%

Recovery mining:	100%

Mining dilution:	10%

Because of the availability of experienced mining contractors, the decision has been made to use a mining contractor rather than an owner operated mining fleet. Stripping can be done in a short period of time (within a three month period) from the starter pit, so it is considered an operating rather than a capital cost.  Accordingly, there is no capital cost estimate for the pit exploitation itself.  All capital costs relate to the mill construction, engineering and design, infrastructure and tailings rehabilitation and mine closure and reclamation.

CAPEX	$
Metallurgical testing	100,000
Mill construction + Equipment	45,650,000
Mining construction	166,000
Tailings pond study & construction	1,575,000
Mine closure provision	709,000
Powerline and Connection	2,152,500
Preproduction head office	2,100,000
Contingency (20%)	10,490,500
Total CAPEX	$62,943,000

SGS’s conclusion is that Bissett Creek should prove to be economically viable. Given this economic profile, SGS’s recommendation is to proceed with a pre-feasibility study. The budget for the next phase of work is as follows:

Bench scale pilot plant testing	$100,000

Exploration and infill diamond drilling	$400,000

Pre-feasibility study	$250,000

Environmental and permitting	$500,000

TOTAL	$1,250,000

This preliminary assessment is preliminary in nature and includes inferred mineral resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. As well, there is no certainty that the results of this preliminary assessment will be realized by Northern.

The Preliminary Assessment on the Bissett Creek Project is the subject of a Technical Report which has been filed under the Company’s profile on SEDAR and which was prepared for the Company by Gilbert Rousseau P.Eng and Claude Duplessis P.Eng of SGS, each of whom is an independent qualified person pursuant to NI 43-101.

Northern has engaged Knight Piesold Consulting to initiate the process of amending the current Mine Closure Plan for the Bissett Creek Property and obtain the necessary approvals to begin development of the Bissett Creek Property, subject to the pre feasibility study being completed and reaching a positive conclusion.  The Company and Northern anticipate receiving such approvals by the end of 2011.  SGS has been retained to perform additional metallurgical testing and complete the Pre Feasibility Study which are scheduled for completion in early 2011.  The objective of the Company and Northern is to be able to make a construction decision in late 2011, subject to financing and the receipt of all regulatory approvals.

In October 2010, Northern completed approximately 2,700 meters of  drilling on the Bissett Creek Property with the objectives of upgrading inferred resources to measured and indicated such that the pre-feasibility study can evaluate the economics of a 20 year operation based on measured and indicated resources only, confirming results of historical drilling to support the calculation of a proven and probable reserve in the pre-feasibility study, and expanding the resources to demonstrate the potential to significantly increase production in the future if warranted by graphite demand. Once the Company receives all assays results they will be compiled, analyzed and interpreted and will form the basis for a new resource calculation as part of the pre feasibility study.

The drill program was supervised by Jeff Ackert, P.Geol. and Mehmet Taner, PhD the Company’s “Qualified Persons” pursuant to NI 43-101.

RESULTS OF OPERATIONS
For the three and nine month periods ended September 30, 2010, the Company recorded losses of $442,267 and $583,367 respectively, or $0.00 per share, compared to net losses of $306,386 and $677,514 for the three and nine months ended September 30, 2009 respectively, or $0.00 per share.  The Company had no revenues for the three and nine months periods ended September 30 in both 2009 and 2010. The Company is an exploration stage company and will not have revenues until the current permit for the Bissett Creek Property is amended, a positive pre feasibility study is completed and the Company raises the necessary financing and builds a graphite mine on the Bissett Creek Property.

For the three and nine month periods ended September 30, 2010, expenses amounted to $981,648 and $1,510,282 compared to $268,405 and $591,393 for the three and nine month periods ended September 30, 2009. Management fees and salaries were $270,923 for the nine months ended September 30, 2010 compared to  $184,239 for the nine months ended June 30, 2009, as Northern initiated exploration activities on the Bissett Creek Property, hired a full time CEO and retained a number of consultants to raise financing and manage its affairs. Management fees and salaries for the three month period ended September 30, 2010 were $105,556 compared to $64,014 in the three months ended September 30, 2009.  Included in expenses for the nine months ended September 30, 2010 was $154,408 in stock compensation expense compared to $134,416 for the nine months ended September 30, 2009. Professional fees increased to $113,394 in the nine months ended September 30, 2010 from $27,089 in the first nine months of 2009, with a similar increase in the three month period ended September 30, 2010 compared to September 30, 2009, due to increased activity levels within the Company and on the Bissett Creek Property.

The Company currently has no full time employees.  It contracts with a number of consultants for engineering, technical, administrative and financial services and intends to do so until an IPO is completed.

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash as at September 30, 2010 of $369,224 versus $271,168 as at December 31, 2009 as a result of the Note financing and private placements.  However, these financings were completed by Northern and the Company has limited liquid resources of its own and is dependant on its subsidiary and/or raising funds in the market to continue operations.

In 2009, Northern raised C$465,000 in a non-brokered financing with various lenders, including a director of the Company, of senior secured convertible non-interest bearing notes (the “Notes”).  A first mortgage and security interest over all of the assets of Northern, including Bissett Creek was granted to 2221862 Ontario Inc., a company incorporated and controlled by a Director of the Company and of Northern, to hold the security on behalf of the Note holders as well as to hold the proceeds from sale of the Notes in trust, and to distribute such proceeds to Northern as required to cover the costs that were to be incurred in connection with a proposed transaction with RVI and the Research Capital financing and to pay existing and future expenses which were critical and necessary to keep Northern functional and solvent and protect its assets.  In the first quarter of 2010 the principal amount of the Notes was increased to C$600,000 to provide additional working capital, the Notes were converted to units of Northern pursuant to their terms and the completion of the private placements described herein, and the security interest was released.

On February 15, 2010 a lender agreed to a settlement of C$95,000 in cash plus 160,000 units of Northern as per the private placement terms, in settlement of loans payable plus accrued interest.  On February 15, 2010, the Company settled a loan payable of $161,000 through the issuance of a $150,000 non-interest bearing note with a term of one year. In addition, the lender received a cash payment of C$35,000 on other loans due plus 140,000 units of Northern as per the private placement terms.  Another loan payable of US$105,072 (C$110,000) plus accrued interest was settled through the payment of C$125,000 (US$119,400) plus the issuance of 100,000 units of Northern as per the private placement terms.

An outstanding loan of $385,665 was settled through the issuance of 1,091,600 shares of the Company in the second quarter of 2010.  In the second quarter the Company also agreed to settle $83,195 in payables through the issuance of 1,500,000 common shares.  These shares have not yet been issued.

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

The Company has a long-term deposit with the Ministry of Finance for the Province of Ontario to ensure that enough funds are available to affect the proper reclamation and closure of the Bissett Creek Property. The Company's initial deposit in 2004 amounted to C$288,363 and since that time accrued interest increased the deposit to $299,277 as at September 30, 2010.

The funding raised by the Company’s subsidiary, Northern, is sufficient to pay its operating and administrative costs for the time being.  However, the Company has no liquid resources of its own and is dependent on Northern to pay expenses.  The Company and Northern both require additional funding to continue operations and Northern will require substantial additional financing for construction of a mine on the Bissett Creek Property and there is no assurance that such financing will be available or will be available on terms acceptable to the Company or Northern.

Going Concern Consideration
The Company's auditors in their report for the year ended December 31, 2009 have expressed a concern that the Company may not be able to continue as a going concern.  The Company is an exploration stage company and had a net loss of $583,367 for the nine months ended September 30, 2010.  The Company has had recurring losses and an accumulated deficit of $13,230,238 since inception.  The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs and on the support of its subsidiary Northern.  Northern’s success is ultimately dependent on its ability to finance and build a mine and processing plant on the Bissett Creek Property and to generate cash flow therefrom. However, there is a high degree of risk and many inherent uncertainties in natural resource development and management cannot provide assurances that it will be successful.

The Company and Northern believe that they will continue to be able to raise additional funds from public or private debt or equity sources to continue to operate. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the quarter ended September 30, 2010. Management has determined that (i) inadequate staffing and supervision, and the resulting ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

PART II.  - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company has been named in a lawsuit filed by Windale Properties in the amount of C$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to the expiry of the lease. Discussions regarding settlement have taken place.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None

Item 3.   DEFAULTS UPON SENIOR SECURITIES:

None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

Item 5.   OTHER INFORMATION: None.

None
Item 6.   EXHIBITS:

EXHIBIT NO.	DESCRIPTION
31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
32.1	CERTIFICATION OF DISCLOSURE BY CHIEF EXECUTIVE PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
32.2	CERTIFICATION OF DISCLOSURE BY CHIEF FINANCIAL PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL MINERALS, INC.

Dated: November 12, 2010	By:	/s/ Gregory Bowes
President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

INDUSTRIAL MINERALS, INC.

Dated: November 12, 2010	By:	/s/ Gregory Bowes
President and CEO