Form 10-K
period 2010-12-31
INDUSTRIAL MINERALS INC
filed 2011-03-31
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number 000-30651

INDUSTRIAL MINERALS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3763974
(State or other jurisdiction of incorporation)	(IRS Employer of incorporation or Identification No.)

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

Yes ☐      No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_]No [_]

The aggregate market value of the Common Stock held by non-affiliates as of the last business day of the registrant's most recently completed fiscal year based on the average bid and asked price as of  December 31, 2010, being $.03 per share, was $5,331,048.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 31, 2011: 177,701,614 shares.

i

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

CAUTIONARY STATEMENT REGARDING MINERAL RESOURCES

This Annual Report on Form 10-K and other information released by the Company uses the terms “resources”, “measured resources”, “indicated resources” and “inferred resources”. United States investors are advised that, while such terms are recognized and required by Canadian securities laws, the SEC does not recognize them. Under United States standards, mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made. Mineral resources that are not mineral reserves do not have demonstrated economic viability. United States investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into reserves. Inferred resources are in addition to measured and indicated resources. Further, inferred resources have a great amount of uncertainty as to their existence and as to whether they can be mined legally or economically. It cannot be assumed that all or any part of the inferred resources will ever be upgraded to a higher category. Therefore, United States investors are also cautioned not to assume that all or any part of the inferred resources exist, or that they can be mined legally or economically. National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) is a rule developed by the Canadian Securities Administrators, which established standards for all public disclosure an issuer makes of scientific and technical information concerning mineral projects. Unless otherwise indicated, all resource estimates contained in this Form 10-Q and in press releases by the Company in the past and in the future, have been or will be prepared in accordance with NI 43-101 and the Canadian Institute of Mining, Metallurgy and Petroleum Classification System. The requirements of NI 43-101 are not the same as those of the SEC.

PART 1

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

Industrial Minerals, Inc. (“Industrial Minerals” , “IMI” or the “Company”) was incorporated on November 6, 1996 and since December 2001 has operated under the name of Industrial Minerals, Inc. On January 31, 2002, the Company acquired a 100% interest in the Bissett Creek graphite property (the “Bissett Creek Project”) and assigned its rights to then wholly owned subsidiary, Industrial Minerals Canada Inc. , which has since been renamed Northern Graphite Corporation (“Northern Graphite” or the “Corporation”).  As a result of the financings and other transactions described herein, the Company now has a 42.5% interest in Northern Graphite.   The Bissett Creek Project is the sole focus of the  activities of both the Company and Northern Graphite.

In August 2004, Northern Graphite received notice from the Ministry of Northern Development and Mines for the Province of Ontario that the Bissett Creek Project Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario was considered filed. Northern Graphite is therefore authorized to begin production of graphite from the Bissett Creek Project and during production must comply with the Bissett Creek  Closure Plan as filed.  The Bissett Creek Project did not achieve commercial production and was put on a care and maintenance basis in  2005.  In 2010, Northern Graphite   raised additional financing and has initiated the environmental and permitting process, metallurgical testing and a Pre Feasibility Study with the objective of being in a position to make a construction decision on the Bissett Creek Project, based on a new operating plan, by the end of 2011 or early 2012.

Item 1A  -  RISK FACTORS

The Company's business is subject to numerous risk factors, and it has the following concerns:

1. While the Company and Northern Graphite intend to develop the Bissett Creek Project, they have no history of operations and must raise the necessary capital. A processing building and some equipment exists on site but  a substantial amount of additional equipment must be purchased and installed in order to commence production.

2. The Company has no record of earnings or cash flow from mining operations. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery and sale of graphite. Furthermore, there has been minimal graphite production to date on the Bissett Creek Project  and if it proceeds to production, commercial viability will be affected by factors that are beyond the control of the Company and Northern, including the recoverability of graphite from the deposit, uncertainty over graphite prices, the cost of constructing and operating a mine, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, as well as costs of protection of the environment. There are currently no purchase orders for graphite to be produced from the Bissett Creek Project.

3. The Company's success and possible growth will depend on the ability of Northern Graphite to mine the Bissett Creek Project , process and recover graphite, and successfully sell it on world markets which in turn is dependent upon the market's acceptance of the quality and consistency of the product produced.

4. The need for additional financing is a concern for the Company as substantial financing must be raised to build and operate a mine on  the Bissett Creek Project. The Company is dependent on the ability of its management team and its Board of Directors to obtain such capital and there is no assurance that the Company will be able to do so, or do so on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its production efforts and adversely affect its results from operations.

5. The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

6. There are no dividends anticipated by the Company. At the present time, the Company intends to focus on raising additional capital to help develop the Bissett Creek Project.

ITEM 1B  - UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to include this Item.

ITEM 2 - DESCRIPTION OF PROPERTIES

The Company is an exploration stage company that through its 42.5% owned subsidiary, Northern Graphite,  holds exclusive rights to explore and if feasible, develop graphite mineral claims at a site located in Maria Township in Northern Ontario, approximately 180 miles northeast of Toronto, Ontario. The property and the claims are referred to as the  "Bissett Creek" Project because of their proximity to the town of Bissett Creek.  Operations are conducted through  Northern Graphite, an Ontario corporation.

On May 22, 2007, the Company signed a contract with Geostat International Inc. ("Geostat") to prepare a technical report on the Bissett Creek Project in compliance with the requirements of Canadian National Instrument 43-101 (the “2007 Technical Report”). The Geostat work program included a site visit, an independent estimation, classification and certification of resources, certification and validation of the database, verification and validation of the interpretation of ore zones, an assessment of mining and processing procedures, and an estimation of the capital and operating costs to build and operate a mine at Bissett Creek. The process included the drilling of an additional six holes in order to assist in verification of previously obtained data. The specific drill targets were determined by Geostat following their review of the original target data prepared by Kilborn Engineering. The program provided independent assay results and material to carry out independent metallurgical testing and validation. Six vertical NQ size diamond drill holes were drilled in the eastern part of the deposit for a total of 246.43 meters (808.5 ft) around the location of Pit #1. The last drill hole (DDH-07-06) was drilled in an area of the property previously named the "pencil zone". Drilling was done by George Downing Estate Drilling Ltd from August 1 to August 8, 2007 under the supervision of Geostat personnel.

Due to financial difficulties experienced by the Company, the 2007 Technical Report was not finalized and filed with applicable Canadian securities regulatory authorities and the Company did not include the results thereof in its 10k filing or its AIF filing in Canada even though the Company had issued certain press releases that summarized or referred to information from the report, including with respect to a mineral resource estimate and a preliminary assessment on the Bissett Creek Project.  As a result of a review by the British Columbia Securities Commission (the “BCSC”) the Company refiled its AIFs for the 2008 and 2009 calendar years and filed an 8K with respect thereto with the SEC.

Subsequent to the completion of the 2007 Technical Report, Geostat, now renamed SGS Canada Inc. (“SGS”), prepared an updated technical report on the Bissett Creek Project dated July 16, 2010 (the “2010 Technical Report”), including 2010 price and cost estimates, which was filed on SEDAR by Northern Graphite and the Company in September 2010.  Following a review of the 2010 Technical Report by the BCSC, the report has been amended and restated as of February 2, 2011 and has been refiled and is available for review under the SEDAR profiles of the Company and Northern Graphite at www.sedar.com.

There are no material differences between the recommendations and conclusions contained in the 2007 Technical Report and those in the original 2010 Technical Report or the amended and restated 2010 Technical Report.  As a result of comments by the BCSC, the Company added additional disclosure relating to historical drilling results, assay procedures and the conversion of double LOI assay results to LECO assay equivalents for about 20 per cent of the drill database, independent verification of the graphite prices used, and corrected areas of identified technical non-compliance with NI 43-101.  Investors and shareholders should rely only on the amended and restated 2010 Technical Report and are cautioned that they should not place undue reliance on the 2007 Technical Report or the original 2010 Technical Report.

The following information is extracted and summarized from the amended and restated 2010 Technical Report, which was prepared for the Company and the Corporation by Gilbert Rousseau P.Eng and Claude Duplessis P.Eng of SGS, each of whom is an independent qualified person pursuant to NI 43-101.

THE BISSETT CREEK PROJECT

Shareholders and prospective investors should be aware that certain historical technical disclosure regarding the Bissett Creek Project by Industrial Minerals did not comply with NI 43-101 in Canada and should not be relied upon.

Project Description and Location

The Corporation holds a 100% interest in the Bissett Creek Project, which contains large crystal graphite flakes in a graphitic gneiss deposit south of the Trans-Canada Highway (Highway 17) and 53 kilometres east of Mattawa, Ontario.  The Bissett Creek Project is located in the United Townships of Head, Clara and Maria, in the County of Renfrew, Province of Ontario, approximately 300 km north-northeast of Toronto.

The Bissett Creek Project consists of the Mining Lease, being Ontario mining lease number 106693 issued in 1993 for 21 years covering 564.6 hectares, and the Mining Claims, initially comprised of a group of six unpatented mineral claims covering approximately 624 hectares at the time of preparation of the Technical Report, for a total property area of approximately 1,189 hectares with the well explored area is less than 60 hectares. The corporation recently expanded the size of the Bissett Creek Project by staking an additional twelve unpatented mining claims forming part of the Mining Claims,which cover approximately 1800 hectares, with the result that the total property area now covers approximately 2,989 hectares, with the well explored area remaining less than 60 hectares. The Bissett Creek Project is centred on UTM coordinates 727170 E and 5112025N (NAD 83) on the topographic map (NTS 31L/01).  Northern Graphite owns sufficient ground rights for the development of the Bissett Creek Project. Operational permits and environmental authorization certificates are required for  mining operations but  it is expected that these approvals will be obtained in the normal  course as needed.

Royalties on the Bissett Creek Project include an annual advance payment of CDN $27,000  to the three original prospectors that discovered the property which will be credited against a royalty of $20 per ton of concentrate on net sales once the mine is operational, and a 2.5% NSR on any other minerals derived from the property payable to the same parties.

SGS was retained by Industrial Minerals in May 2007 to prepare a NI 43-101 compliant technical report on the Bissett Creek Project with a preliminary assessment in order to evaluate the economic potential of the Bissett Creek Project. This preliminary assessment was updated in the 2010 Technical Report and is preliminary in nature and includes Inferred Resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves. As well, there is no certainty that the results of this preliminary assessment will be realized by Northern.

The preliminary assessment in the 2010 Technical Report covers the scientific and financial aspects of the Bissett Creek Project, the technical aspect of the mining and the construction and operation of milling facilities capable of processing 870,000 tonnes per year of graphite bearing rock.  Annual production should be in the range of 18,500 tonnes of graphitic flakes, spread more or less in the three following size ranges:  30% +35mesh, 40% -35 to +48 mesh and 30% -48 mesh.  The pre-production scenario envisaged by Northern requires the stripping of the open pit, a tailings pond, a waste dump site, a polishing pond, a 2,500 tpd concentrator and the construction of a power line from Highway 17 to the mine site.

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Accessibility
The Bissett Creek Project is accessible by the Trans-Canada Highway (Highway 17), approximately 53 km east of the town of Mattawa. The Trans-Canada Highway in this area connects the cities of North Bay and Ottawa. The Bissett Creek road intersects Highway 17 two km east of the village of Bissett Creek. Access from Highway 17 to the property is by way of a well maintained gravel forestry road on a distance of 13 km and then east on a winding road on a distance of 4 km.

Climate
The nearest town to the Bissett Creek Project with the most complete data on the climate is Petawawa, which hosts a military camp.  In Ontario, the climate is generally continental, although modified by the Great Lakes to the south, and precipitation increases from NW to SE.  Annual runoff is from 200 to 600 mm.

Local Resources
The local resources in terms of labour force, supplies and equipment are not sufficient.  However, the area is well served by regional geological and mining service firms in North Bay, which is situated 110 km to the northwest. The nearest town, Mattawa, may also provide some workers for minor services, lodging and living support.  Buildings at the site installed in 2002 by Industrial Minerals provide shelter facilities for small groups, core logging, splitting facilities and some storage. All major services are available in North Bay, while minor ones may be available in Mattawa.

Infrastructure
The access road, the mobile house and stripping of the overburden in certain areas were completed by North Coast Industries Ltd. (“North Coast”), a previous optionee of the project, between 1987 and 1992. The dry process pilot plant building was completed by Industrial Minerals in 2005. All of these are kept in good condition. Presently there are not sufficient catering and sleeping facilities to accommodate more than two workers during a stay at the site.   Sand and gravel are available within the Bissett Creek Project, if additional material should be required.

Presently, there is a no electrical power from Ontario Hydro at the site and electrical power at the site is provided by a small power generator. The Corporation contemplates bringing a power line from Highway 17 to the property in the near future.
In the past, the MNDM and Ontario government have encouraged natural resource development through the granting of permits, title security and financial incentives. Politically, the Ontario government and local Northern Ontario governments are very supportive of mining activities.

Physiography
The Bissett Creek Project is located in rolling hilly terrain. The elevation above sea level ranges from 270 to 320 metres. The property is covered by a mixed forest of conifers and hardwoods. Merchantable red and white pine occurs near the western margin of the property. Soil cover is variable. Rock exposures are found in road cuts and ridge crests. Soil cover is normally sandy, glaciofluvial deposits over ridge areas and glacial lake and stream sediments at lower elevations. Lower lying areas tend to be swampy and covered by moderately thick growth of stunted cedar and swamp grasses.  Recognized overburden depth on the property is variable, ranging from zero metres to ten metres thick in the swampy areas.

History

The Bissett Creek Project was first staked by Frank Tagliamonti and associates in 1980. The same year, Donegal Resources Ltd. optioned the Bissett Creek Project but limited work was performed prior to its decision to abandon the property.
In 1981, Hartford Resources Inc. (“Hartford”) optioned the Bissett Creek Project and staked an additional 24 claims.  In 1984, Princeton Resources Corp. (“Princeton”) acquired a 100% interest in the Bissett Creek Project through the acquisition of Hartford. Hartford had held the claims since 1981 and had conducted some exploration work including line cutting, surveying, and trenching. During the latter part of 1984 through 1986, Princeton carried out a program of mapping, trenching, surveying, drilling, sampling, and testing with the result that 10 million tonnes of approximately 3% graphite were defined.  Historical information is provided for informational purposes only.  This resource estimate was not completed in accordance with NI 43-101 and therefore should not be relied upon.  Subsequent work identified areas ranging from 3% to 6% graphite.  In 1985, Princeton set up a base camp and constructed a batch testing plant.

In November 1986, North Coast entered into an option agreement with Princeton whereby North Coast would be awarded a 58% interest in the Bissett Creek Project upon the completion of a batch testing plant, bulk sampling and the production of graphite flake for end user tests. North Coast was awarded its 58% interest in the property in June of 1987 and subsequently acquired Princeton’s remaining 42% interest on February 6, 1989.

In 1986, North Coast hired KHD Canada Inc. (“KHD”) to review the test plant and make process recommendations.  In 1987, the results of these recommendations indicated that the Bissett Creek graphite deposit could be concentrated into high grade and high value graphite flakes. A full feasibility study was undertaken and completed in 1989 which deemed the Bissett Creek Project to be viable with a potential +40% IRR. Kilborn Engineering Ltd., KHD, Bacon Donaldson and Associates Ltd. and Cominco Engineering Services Limited determined that the Bissett Creek Project had a minimum of 20 million tonnes of graphitic material grading higher than 3.18% C. Historical information is provided for informational purposes only.  The feasibility study and resource estimate were not completed in accordance with NI 43-101 and therefore should not be relied upon.    North Coast undertook extensive exploration and evaluation work on the Bissett Creek Project. Exploration work included detailed geologic mapping on a scale of 1:100, 700m of trenching and 2,100m of diamond drilling for a total of 7,232m in 160 holes. Percussion drilling totalling 1,207m in 82 holes was also done. This drilling was carried out on a 64m x 46m grid spacing with infill drilling at 23m x 23m.  In addition to the Princeton 3,630 tonne bulk sample, North Coast  collected a number of smaller bulk samples for bench test work by KHD and a large 6,668 tonne bulk sample for pilot testing by EKOF Flotation GmbH (“EKOF”) and KHD.
World graphite prices underwent a significant decline in the late 1980’s as China aggressively entered the graphite market, and the Bissett Creek Project was put on hold.  North Coast continued to maintain the leases up until 1997 but graphite prices did not recover sufficiently to warrant proceeding with a mine/mill development at Bissett Creek.

In 2002, Industrial Minerals, through the Corporation, took over the Bissett Creek Project and attempted to develop a dry process flow sheet for the recovery of the graphite flakes. A poorly engineered and flawed design resulted in very little product being produced and continuous or commercial operation was never achieved.  In April 2007, Industrial Minerals, through a new management group, proceeded to review the past documentation and determined that there was sufficient data to proceed with a preliminary assessment study. Graphite prices had recovered significantly as the future for graphite in some applications is increasing at double digit rates. SGS was contracted in May 2007 to produce a NI 43-101 compliant technical report on the Bissett Creek Project.  Industrial Minerals planned to install a one tonne per hour pilot plant on the property in the spring of 2008 and a full size 2,500 tonne per day commercial plant producing approximately 20,000 tonnes per year of high grade, high quality graphite flakes in 2010.  Industrial Minerals also extended its claims by adding an additional 950 acres (380 hectares) in the spring of 2007 bringing the total property area to 3,250 acres (1,304 hectares).  For various reasons, Industrial Minerals did not pursue the development of the Bissett Creek Project.

Geological Setting

The Bissett Creek Project lies within the Ontario Gneiss Segment of the Grenville Structural Province of the Canadian Shield. This area is characterized by quartzofeldspathic gneisses which have undergone upper amphibolite facies grade of regional metamorphism with metamorphic temperatures estimated to have reached the 600 to 700 degrees Celsius range. The Ontario Gneiss Segment is distinguished from other areas of the same belt by having northwesterly dominant foliation and structural trends.

Mapping by S.B. Lumbers, 1976, of the Ontario Department of Mines, indicates that the property and surrounding area are underlain by Middle Precambrian metasedimentary rocks. These are coarse and medium grained, biotite-K-feldspar quartz-plagioclase gneisses which are high grade metamorphic equivalents of pure sandstone, arkose and argillite. These highly deformed and recrystallized rocks have been folded into northwest trending, northeast dipping recumbent folds which are refolded by large broad open folds. Greater than 10 % of the rocks are composed of remobilized quartz and feldspar migmatite.

The Bissett Creek Project is predominantly underlain by Middle Precambrian age meta-sedimentary rocks. These are divided into graphite gneiss, transitional graphitic gneiss, and barren gneiss for mapping purposes.  The graphitic gneiss is a distinctive recessive weathering unit, commonly exposed along rock cuts, hill tops and occasional cliff faces. It is a calcareous, biotite-amphibole-quartzofelspathic gneiss (generally red-brown to pale yellow-brown weathering). Graphite, pyrite and pyrrhotite occur throughout. Graphite occurs in concentrations visually estimated to be from 1 to 10%. Sulphides occur in concentrations from 1 to 5%. In its unweathered state, the rock unit is pale to medium grey in colour.

This graphite gneiss has a moderate 5 to 20 degree dip to the east and the high grade layer dips 20 to 30 degrees to the south on the property. This unit is sandwiched between the upper barren non-calcareous gneiss, which forms the hanging wall of the deposit and a similar lower barren gneiss which forms the footwall. A total thickness of 75m of graphitic gneiss was intersected by drilling.

The barren gneiss is a pale to dark grey-green non-calcareous unit. Black biotite, dark green amphiboles and red garnets distinguish the units from the graphite bearing varieties.  An intermediate unit is present, typically a biotite-muscovite-garnet-quartzofeldspathic gneiss. Muscovite is the distinguishing mica variety and the garnets are mauve in color. This unit may contain variable amounts of graphite and occurs below and within the graphitic gneiss.  Two intrusive units have been observed on surface; dykes and sills of coarse grained biotite-muscovite-quartz-feldspar pegmatites and a dark green lamprophyre.

The deposit may be classified as a sedimentary type origin. However metamorphism has transformed the original organic content of the mother sedimentary rock into graphitic carbon flakes. The actual appellation of the deposit is graphitic gneiss.  The Bissett Creek Project main zone area is composed of sub-horizontal 5 to 10 degrees undulating layers. The actual well recognized higher grade layer is dipping 15 to 20 degrees to the south.

Exploration

In 1984, Princeton completed geological mapping, line cutting, surveying, trenching, sampling and diamond drilling.  A total of 1,041 ft. (317 m) of BQ diameter core was drilled in 7 holes.  Forty trench samples were taken along 5 new trenches.  A 15 ton bulk sample was taken from a previously known surface high grade outcrop.  A higher grade graphite horizon in the Northeast Zone was identified with a thickness of about 30 meters.

In 1985, Princeton completed geological grid mapping, a magnetic survey, diamond drilling and bulk sampling.  A pilot test plant was constructed on site.  99 vertical BQ diamond drill holes were completed for a total footage drilled of 16,836 (3,131 m).  Mineralization occurs in gently southeast dipping horizons within an envelope of lower grade graphitic gneiss.  The higher grade sections occur in up to 3 horizons.  In cross-section, true thicknesses range from 15 to 30 meters.  Commonly, a second horizon with a thickness ranging from 3 to 6 meters occurs in the same section.  The larger horizons are traceable over a 350 meter strike length.  Grade and thickness decrease in the southwest, northeast and down dip directions.

In late 1986, North Coast optioned a 58% interest in the property and became the operator.  As part of this agreement North Coast operated the pilot plant processing some 4,900 tons of ore and producing approximately 36 tons of graphite concentrate.
In 1987 North Coast completed geological mapping at 1”=100’ and outcrop sampling completed in the “NE”, “A”, “B”, and “C” zones.  Trench sampling was also completed in 5 trenches (T-87-1 to 5).  67 percussion holes were drilled to 60’ where possible and the whole length was sampled in 10’ lengths, strictly for assay.  A total of 976.9 ft. of N-DBGM diameter core was drilled in 6 holes.  An additional 5,707 ft. of BQ diameter core was drilled in 34 holes.  North Coast collected a number of smaller bulk samples for bench test work by KHD and a large 60 tonne bulk sample for pilot testing by EKOF and KHD.  Further detailed exploration and evaluation  consisted of ore reserve calculations, mine planning, estimates of associated capital and operating costs, extensive metallurgical evaluation, process design, environmental assessment, graphite flake quality evaluation, flake concentrate end user testing and market analysis.  North Coast engaged KHD to review the pilot plant flow sheet and equipment, to make process recommendations, and to perform test work on samples and concentrate from the pilot plant.  Based on the positive conclusions of the “Prefeasibility Study for the Bissett Creek Graphite Project” issued in December 1987 by KHD, a full feasibility study was completed by KHD in April 1989 for operation of a graphite beneficiation plant with  mining facilities and necessary infrastructure.  This work had determined that the property had a minimum of 20 million tons of graphitic material grading 3.18%.  Historical information is presented for informational purposes only.  The resource estimation was not completed in accordance with NI 43-101 and therefore should not be relied upon.

Exploration work indicated that the property, predominantly underlain by Middle Precambrian aged meta-sedimentary rocks, could be divided for mapping purposes into three subunits; 1aG, graphitic gneiss; 1aBT, transitional gneiss and 1aB, barren gneiss.  The graphitic gneiss unit hosting the Bissett Creek deposit forms an irregular area with a north-south length of 2.1 km and east-west dimensions reach a maximum of 1.2 km.  The graphitic gneiss exposures taper toward the north and south before being lost through structural displacement or erosion.  It is a distinctive recessive weathering unit, sometimes calcareous, and generally red-brown to pale yellow-brown weathering biotite-amphibole-quartzo-feldspathic gneiss.  Graphite, pyrite and pyrrhotite occur throughout.  Graphite occurs in concentrations from 1 to 10% by volume and a flake size range of 1 to 6 mm in diameter.  Pyrite and pyrrhotite occur in concentrations ranging from 1 to 5%.  In the unweathered state, the rock unit is a pale to medium grey color.  This distinct, well mineralized unit, occurs as a gently to moderately east dipping unit, sandwiched between an underlying and overlying barren, non-calcareous gneiss (unit laB).  The western edge of the graphitic gneiss is truncated by erosion.  The eastern limit of graphite is determined by the overlying barren gneiss contact.  A total thickness of at least 76 m has been demonstrated by drilling.  Unit laG is uniformly mineralized by low grade flake graphite in the range of 1 to 2% and higher grades occur within and near the structural base of the unit.  These bands range in thickness from 10 to 98 feet (3 to 30 meters).  On a smaller scale, broad open folds are recognized and vertical faults have been recognized and inferred from drill core.  These faults have easterly and east-northeasterly strikes and occur at intervals of 200 to 250 meters.  Their effect has been to rotate uniformly dipping blocks around vertical axes.  Displacement across the faults appears to be minor.

SGS’s geological and mining-metallurgical engineers visited the site on June 6 and 7, 2007 and the geological engineer visited again on August 6 and 7, 2007. In addition, the phase 1 independent drilling campaign was carried out and supervised by SGS personnel from the beginning to the end.

No additional work was done on the Bissett Creek Project between the summer and fall of 2007 leading up to the completion of a report by SGS in November 2007, and the completion of the Technical Report in July 2010 (subsequently revised in February 2011).  Since the original completion of the Technical Report in July 2010 (and prior to its revision in February 2011), the Corporation has started to implement the recommendations in the Technical Report and has completed a 2,900m infill and exploration drilling program and initiated a metallurgical testing program, a pre-feasibility study and the environmental and permitting review process, all with the objective of positioning the Corporation to make a construction decision on the Bissett Creek Project in 2011.  A construction decision is contingent on the positive results of the pre-feasibility study and subject to the availability of financing.  There is no guarantee the results of the pre-feasibility study will be positive or will support a construction decision. In addition, there are risks associated with going into production without completing a full feasibility study in that the capital and operating costs estimates, the degree of engineering that has been applied to the various parameters and the extent of testing contained in a pre-feasibility study are not as formal, detailed and reliable as those contained in a feasibility study.

Mineralization

The Bissett Creek mineralization is relatively simple when looked at it from a deposit scale, on local scale it is structurally complex with pegmatite and diabase dykes cutting through it.

The actual sub-horizontal graphitic gneiss was probably an impure greywacke including organic materials. It was metamorphosed under high pressure and temperature and the carbon has been transformed into crystal flakes. As they were formed from sedimentary origin, the graphite flakes are well distributed and occur in successions of low to high density within the graphitic gneiss rock. As in any sedimentary rock, the grade varies less laterally and more across the beds which may be compared to the metasediment graphitic gneiss layers. It is not possible to associate polarity to the gneiss.  However, a higher grade layer within the 70m thick graphitic gneiss was observed at the base of the actual arrangement. This creates layers in the order of 20 meters thick which gently dip south in the western part of the deposit.

Graphite flakes occur disseminated in the gneiss and in variable concentration in the transitional gneiss. The graphite flakes are present as oval to sub rounded particles from 1 to 6 millimetres in diameter.  The flake sizes measured in the core samples taken in 2007 show a general distribution that is not associated with the percentage of total graphitic carbon. This means the whole deposit can be considered of interest since large flakes are generally present no matter the percentage grade of the graphite.  Below the top soil, for the first one to two meters in thickness, the rock is weathered and thus friable.  At least the first meter of rock should allow very high recovery of large flakes with little communition.

Drilling

In 1984, Princeton completed a total of 1,041 ft. (317 m) of BQ diameter core drilling in 7 holes.  2 holes drill tested the South Zone, 1 hole tested the North Zone, and 4 holes were drilled in the Northeast Zone.  In 1985, Princeton completed 99 vertical BQ diamond drill holes for a total footage drilled of 16,836 (3,131 m).  This total included about 30 shallow unnamed test holes which were drilled to outline surface sample sites.  The shallow hole footage totaled 348 ft. (106m).  The combined 1985-86 drilling totals 17,881 ft. (5450 m) in 106 holes.  Ninety-three holes were drilled in the northeast zone.  The majority were drilled at a 64 meter by 46 meter spacing.  A detail grid spacing of 23 m by 23 m was used in one area and one fence of holes was drilled at a 10 m spacing to determine the continuity of the graphite horizons.  Percussion drill sampling was carried out in 5 areas and 4,000 tons were mined from 3 sites.  A total of 3.8 million tons of flake graphite bearing gneiss grading an average of 3.05% graphitic carbon was outlined by diamond drilling in the western and northeast zones. Historical information is presented for informational purposes only.  The resource calculation was not completed in accordance with NI 43-101 and therefore should not be relied upon. A cutoff grade of 2.5% C(g) (graphitic carbon) was applied.  Resource calculations were based on blocks measuring 70 x 70 x 10 meters.  Close to 3 million of the 3.8 million tons are within 34 meters of the bedrock surface.  This figure has not been evaluated in terms of mining feasibility and no mining dilution or stripping ratio had been calculated.  Complete data on the relationship of graphitic carbon assays to full scale flotation was not available and further information was also needed to be gathered on the physical properties of the final product.

In 1987, North Coast drilled 67 percussion holes to 60’ where possible and the whole length was sampled in 10’ lengths, strictly for assay.  A total of 976.9 ft. of N-DBGM diameter core was drilled in 6 holes.  An additional 5,707 ft. of BQ diameter core was drilled in 34 holes.

158 of the 160 historical diamond drill holes were retained for the present resource calculation.  Two historical diamond drill holes located north of the conceptual pit were not used.  The percussion holes were excluded from the resource calculation because their methodology description was not thorough enough.  None of the trench data or pit results was utilized in the present resource calculation.

In the summer of 2007, following SGS’s recommendation, Northern undertook an independent validation drilling program. The program permitted the development of independent assay results and has also provided material to carry out metallurgical testing and validation.  Six vertical NQ size diamond drill holes were drilled in the eastern part of the deposit for a total of 246.43 meters (808.5 ft) around the location of pit # 1. The last drill hole (DDH-07-06) was drilled in an area of the Bissett Creek Project previously named the “pencil zone”.   Drilling was done by George Downing Estate Drilling Ltd., from August 1 to August 9, 2007. The results obtained from these six holes were consistent with previous drilling done on the Bissett Creek Project.
SGS’s geological and mining-metallurgical engineers visited the site on June 6 and 7, 2007 and the geological engineer visited again on August 6 and 7, 2007. In addition, the phase 1 independent drilling campaign was carried out and supervised by SGS personnel from the beginning to the end.

No additional work was done on the Bissett Creek Project between the summer and fall of 2007 leading up to the completion of a report by SGS in November 2007, and the completion of the Technical Report in July 2010.  Since the completion of the Technical Report, the Corporation has started to implement the recommendations in the Technical Report and has completed a 2,900m infill and exploration drilling program.  Results of the program are being compiled and evaluated and QA/QC results verified.

Historical drilling has showed that graphite flakes appear to be evenly distributed throughout the main graphitic unit, regardless of grade.  Minor pegmatite and lamprophyre dykes with no grade were also intersected.  Higher grade sections of economic interest within the graphitic unit generally consist of an upper zone and a lower basal zone.  In a significant majority of the holes both of these zones were present or they coalesced into one thicker zone.  In a small number of holes economic mineralization only occurred in the basal zone.  Rarely was just the upper zone present.

Potentially economic mineralization is often bounded by transitional mineralization that is treated as waste in the economic analysis but it is not far below cut off.  As the grade is high enough to cover incremental milling costs, it will be stored in a low grade stockpile and processed at the end of the mine life.

The graphitic unit as well as the upper and basal zones shows very good correlation and consistency from drill hole to drill hole.  As a result, there is a relatively high degree of confidence that the inferred resources can upgraded to a higher category with additional drilling.  Furthermore, the deposit remains open north/south along strike and to the east.  There are a number of obvious opportunities to increase the current resources around the pit and to the north, with additional drilling.  Drill holes located to the north of the current conceptual pit, and which are not included in the resource calculation, intersected the same style and tenor of mineralization.

All 6 holes of the 2007 drill program intersected mineralized gneiss.  There was no overburden at drill site locations.  The graphitic gneiss foliation being sub horizontal, the vertical holes cut mineralized thicknesses from 30 meters up to 49 meters

Sampling and Analysis

The majority of samples taken during the 1980’s drilling programs were prepared on site.  Early on, drill core and channel samples prepared for LECO analysis used a 4 to 5 kg sample split in 10 ft intervals on average for drill core and then crushed to one-half inch size.  Later on, a detailed procedure was prepared for site sample preparation.

Historically, the carbon content determination of graphite was done using two methods: the double loss of ignition, (double LOI) approach; and a more specific LECO analysis.  The double LOI method was and is still being accepted as an industry standard and this method was the basis for much of the original resource analysis done on Bissett Creek.  A limited range of results were also tested using the LECO methodology.  In both cases, the majority of samples were prepared and analyzed at the site facility. Regular checks were also conducted at SGS Lakefield Research in Lakefield, Ontario, and KHD’s facilities in West Germany.
QA/QC procedures with respect to historical data are not the same as those currently in force.  However, extensive testing was done on site, check assays by well known labs were used and the results were reviewed and used at the time by a number of reputable engineering firms including Kilborn, Cominco, KHD, Bacon Donaldson and Pincock Allen & Holt.  Furthermore, SGS had access to all the original assay sheets and the results of check sampling at SGS Lakefield.  Also, SGS was able to reproduce similar grades and thicknesses to those intersected by historical holes.  Therefore results are considered reliable for the purposes of the 2010 Technical Report.  The observed ranges in values gave a certain level of confidence with respect to the use of historical data.  In order to reflect the level of uncertainty in the use of historical results, no resources are categorized as measured.

During the 2007 drill campaign, every core box was photographed prior to splitting.  Core from drill holes was first stored in boxes containing each 15 ft in length.  After being logged and measured, the core was cut in two parts on its longitudinal direction with a rock saw.  One half of the core was sampled for analysis in a laboratory and the other half of the core was stored back in core boxes.  Each sample measured approximately 5 ft.  A total of 162 samples have been retrieved and kept for analysis.  The boxes were numbered and tagged for each drill holes.  The boxes were left in a warehouse on site.

During the summer of 2007, in addition to the independent drill program, SGS carried out validation tests on the recovery of graphite and especially the large flakes. This was first done at CFP, a processing laboratory in Val d’Or, Quebec and then assays were done at the COREM facilities in Quebec City. The tests were done on graphitic gneiss rock samples taken from the pit #1 location and acquired during SGS’s first site visit in June 2007. A second battery of tests was also performed at Ortech, with assays at Activation Laboratories Ltd. in Ontario, to further validate the results.  The samples came from parts of the witness core samples housed at the mine site.

These additional tests have allowed SGS to conclude that large flakes were present evenly in the various grades and locations drilled in 2007.  The actual proven graphitic carbon recovery is in the 95% range.  The actual flake size distribution before optimization showed approximately 30% in the +35 mesh size, 40% in the -35 to +48 mesh fraction and 30% in the – 48 mesh portion.

In 2007, SGS did not carry out an extensive QA/QC program during the independent drilling campaign. The main goal of the drilling was to confirm the graphitic gneiss mineralization grade and thickness.  However, since samples from the deposit were prepared and assayed at different laboratories and the results were very similar, in SGS’s opinion, the results are considered reliable and reproducible.

In the proposed (July 2010) definition drilling and exploration program on the Bissett Creek Project, a standard procedure of QA/QC will have to be put in place and be followed with repeats and double lab controls.  This should include in addition to internal laboratory standards and controls, the inclusion of standards and a 5 to 10% re-assay in a second laboratory.  The HC1 leach of pulp prior to LOI and LECO should be run on at least 100 samples and if results prove to be significantly different, all the sample pulps should be run with the HC1 carbonate leach prior to graphitic determination.

Security of Samples

Review of the sampling preparation, security and analytical procedures used on the Bissett Creek Project in the past were judged to be adequate, though SGS did not have access to the original assay certificates to verify the accuracy of the data.  Historically, the carbon content determination of graphite was done using two methods: the double loss of ignition, (double LOI) approach; and a more specific LECO analysis.

The double LOI method was and is still being accepted as an industry standard and this method was the basis for much of the original resource analysis done on the Bissett Creek Project.  A limited range of results were also tested using the LECO methodology.  In both cases, the majority of samples were prepared and analyzed at the site facility.  Regular checks were also conducted at SGS Lakefield Research in Lakefield, Ontario, and KHD’s facilities in West Germany.

For the 2007 campaign, sampling preparation, security and analytical procedures were judged to be adequate.  The possibility of tampering is almost nil since the core was split bagged and sealed. The sample bags were under witness of SGS staff until being shipped to the laboratory for preparation and analysis.

Mineral Resource Estimate

In order to be able to properly estimate the Bissett Creek graphite resources, SGS carried out extensive computer modeling of the historical data on the Bissett Creek Project. It should be noted that even if the original data had been computerized in the late1980’s, it was not possible to retrieve it. Requests to SNC-Lavalin (which acquired Kilborn) confirmed that they only had hard copies of the Kilborn reports in their archives. Moreover, the data was done in imperial measures and had to be converted over to metric units. As a result, SGS had to manually enter all of the data to create its resource models.

This process started with computerization of the cross-sections done by the original driller, as well as data from the assay sheets retrieved from the archived records which were available on the Bissett Creek Project. Because of the tremendous amount of historical data in different coordinate systems, the work was tedious, and somewhat complicated by the graphitic carbon assay methods used at that time.

In 2007, SGS’s review of the original results of the two assay methods confirmed that the LOI results were designed more as a graphitic indicator, while the LECO methodology provides a more specific assessment of the graphitic carbon content.  It is important to mention that the LOI method of analysis should not be used to measure graphite content since pyrite and calcite (carbonate) content which are present in the deposit may distort the appropriate % graphitic carbon values.  1,791 assays were compiled from the 1980’s drilling, 1,433 of which (80% of the historical dataset) had Double LOI and LECO assay values.  Linear regression calculations from these data pairs lead to establishing the following predictive equation: predicted LECO = 0.665*LOI

+ 0.004.  The linear regression was applied to the 358 samples (20% of the historical dataset) that were not assayed for LECO, allowing the results to be more effectively extrapolated across the deposit and compared to the 2007 drill program.
These efforts mean that SGS has carried out modern measurements of the graphitic carbon, which in turn have resulted in a more specific analysis of the graphitic carbon. In doing so, SGS was able to confirm that the LECO grades were consistently 66% of the original LOI grades established for the Bissett Creek Project. It also confirmed that the original LECO results were the more accurate assays of the Bissett Creek graphitic grades.

Within the historical data, only the diamond drill holes were used. In SGS’s opinion, the percussion holes did not have enough description on their methodology to ensure they were as reliable as the drill holes. Drill hole positions from maps were digitized in imperial and converted to metric units. Two conversions occur since they were first transformed into UTM based on a georeference satellite image. Another map from KHD with holes locations was digitized again and converted to the NAD 83 UTM system. Relative positions from one hole to another is maintained.  However, SGS believes the exact hole locations in the new coordinate system to be within a 3 to 5 meter radius. The diamond drill hole database has a total of 164 usable holes, i.e. 6 new holes and 158 historical holes.

SGS designed envelopes around the composites of the estimated mineralized zones according to the geological interpretation between the sections and its knowledge of the deposit. The correlation with the rock types was not validated for the graphitic gneiss as the core description need to be standardized according to the new geological model and also to the lack of information regarding the geology in the database.  Because of the presence of graphitic gneiss with inclusions of pegmatites and mafic dykes that cross the deposit at various locations, decision was made to define the mineralized zone with inclusion of barren material at zero grade.  In SGS’s opinion some of the barren material will go to the process while some other will be large enough to be taken apart from the graphitic gneiss. In the modeling of the mineralized zone, definition starts from overburden rock contact to the bottom contact.

The resources are estimated between the overburden surface and graphitic gneiss interpreted floor on cross section. A block model of 10mN x10mE x 5mZ is employed and a fixed specific gravity of 2.63 is used. The Indicated Resources are within a well drilled perimeter of approximately 64m x 46m while the Inferred Resources are within the surrounding of this perimeter with limited extension because of lack of drilling.  However, outcrops show graphitic gneiss in those extensions.

The first NI 43-101 compliant resources statement is summarized in the table below:

Bissett Creek - Classified resources for public disclosure

	Indicated				Inferred
% Graph C Cut-off	Tonnage	LOI	Graph C - LECO	In Situ Graphite	Tonnage	LOI	Graph C - LECO	In Situ Graphite
	metric	%	%	(metric tonnes)	metric	%	%	(metric tonnes)
1	20,448,900	2.87	1.97	402,200	26,232,000	2.82	1.90	499,700
1.5	14,641,000	3.19	2.24	327,700	18,027,000	3.19	2.21	397,900
2	8,779,000	3.57	2.58	226,000	10,682,000	3.59	2.51	268,000
2.5	4,562,000	3.95	2.88	131,600	4,621,000	4.17	2.89	133,400
2.7	3,077,000	4.10	3.02	93,000	3,210,000	4.23	3.00	96,400
2.8	2,374,000	4.18	3.10	73,700	2,314,000	4.30	3.10	71,800
3	1,316,000	4.34	3.27	43,100	1,402,000	4.34	3.24	45,400
3.3	469,000	4.59	3.52	16,500	353,000	4.41	3.52	12,400
SG:2.63
Undiluted	Rounded numbers

Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.

The base case represents resources above a 1.5% cut-off.  Because the average selling price of the graphite is around $1,700 per tonne, the in situ cut-off is about $25.50 per tonne, which is suitable for open pit operations.  The effective cut-off used in the preliminary assessment is 1.58%.

The above resources do not include the graphitic gneiss intersected in the holes north of the actual known deposit. SGS recommends that more drilling be done between sections with a detailed topographical survey to support Measured Resources. In SGS’s opinion, a QA/QC program must be put in place for the next drilling campaign. Actual quality control with different metallurgical testing by SGS is considered sufficient to proceed with the next stage of economic analysis.

Mining Operations

General

Economics permitting, Northern plans to mine and mill 2,500 tonnes of graphitic material per day from the Bissett Creek Project.  Because the mineralized rock comes to the surface, an open-cast operation is described in the 2010 Technical Report.  Proposed mining operations are conceptual in nature and could change substantially depending on the results of the pre-feasibility study.

The mineralized and waste material within the deposit is mainly gneissic. This material is normally competent with only minor weathering near the surface. The overburden material which accounts for the majority of the waste material to be removed in a rather short time varies from 0 to 10 meters with an average thickness of more or less 4 meters.

Firstly, the overburden will have to be removed on an area exceeding some 5 meters of the pit contour at an angle of 30º.  No rock mechanics work was  undertaken; however because of the characteristics of the host rock an overall slope of 45º is believed to be conservative.  The bench will have 5 meters in height whereas the berms shall have a width of 5 meters. However 10m bench height is envisaged where 10m thick mineralized material is present, the 5m bench height will be applicable for the bottom contact to reduce dilution.

Apart from the overburden, for the purpose of the 2010 Technical Report, a 3 phase pit development is proposed in order to have a waste to mineralized material ratio from 0.05 to1.15 per tonne of waste to 1 tonne of mineralized material.  Thus for the entire operation of the mine, for every tonne of mineralized material mined out, about half a tonne of waste will have to be stockpiled somewhere on the property.  A 2 m3 backhoe backed by a D-8 Dozer and several 10 wheel trucks may be used to remove the overburden that will be stockpiled in a specific designated area. At the end of the mining operation overburden will be used to cover the waste stockpile and if necessary the mill tailings. The overburden removal will be subcontracted. A budget proposal from Norascon for a turnkey mining operation was obtained and this proposal is used in the economic assessment.

The gneissic rock will be drilled and blasted.  Two hydraulic percussion drills capable of drilling up to 127 mm holes to a depth of 7 meters will be used. The selected drills will have sufficiently high masts to drill holes in a single pass without having to couple and uncouple drill rods. Blastholes will be charged with ammonium nitrate-fuel oil mixtures (ANFO) by means of a truck mounted ANFO loading unit. Where water is encountered, water gel explosives will be used. Loaded blastholes will be detonated by nonelectric caps linked with primacord.

The primary loading equipment will be two hydraulic excavators equipped with 4.6 m3 buckets. A wheeled front end loader having a 4.3 m3 bucket capacity will be provided for backup when the shovels are not available and for loading scattered material.  The haulage equipment will consist of a fleet of 36-tonne capacity off highway trucks. The mineralized material will be hauled over a distance of approximately 0.5 km to the mill crusher hopper while the barren rock will be hauled to a nearby stockpile. Because of a somewhat erratic contamination of mineralized material by small dykes and pegmatite delimitation within the host rock, coupled to the difficulty of distinguishing at the pit face what is graphite from what is biotite, a geologist or at least a good geological technician will have to be hired to follow the day to day mining operation.

The necessary manpower to smoothly mine some 14,000 tpd of graphitic material from the Bissett Creek deposit shall minimally be 34.  Apart from the geologist and the security guards, all other employees will be supplied by and at the discretion of the mining contractor.  Along with its work force, the mining contractor will supply a garage large enough to accommodate the repair of two trucks at the same time and two explosive shelters (one for the explosives and one for the non-electric fuses and detonators).  Finally, the Corporation will install a guardhouse at the entry of the property.

The mining capital expenditures will be only for the purchase of a field trailer to lodge the guard house and the installation of a fence around the openings since the contractor will supply all of the mining equipment, machinery and shelters.

The authors of the report have substantial experience in the mining industry and have acquired through preparing a number of NI 43-101 reports knowledge of detailed mining costs for open-pit operations in flat lying deposits of similar tonnage.  Based on this experience, the mining costs provided by the contractor were considered to be reliable for an operation of this size and type.  The  average cost per tonne in $ CDN for the excavation and the mining of the overburden, the waste and mineralized material is as follows.

Mining cost overburden:	$ 2.20/tonne
Mining cost waste rock:	$ 3.81/tonne
Mining cost mineralized rock:	$ 4.11/tonne

Conceptual Mining Sequence

The open pit design in the preliminary assessment contained in the 2010 Technical Report is based on a cut-off grade calculation determined from processing costs developed in the cost model of SGS plus an internal model prepared by Northern Graphite.  SGS believes these costs to be reasonable for use in the preliminary assessment and that they are comparable with other similar operations in analogous conditions with respect to equipment, supply and support. For the purpose of this preliminary assessment, all Mineral Resources including Indicated Resource and Inferred Resource categories were used in the final pit to support the proposed 45 years of operation on the property.  Three detailed imbricated pit designs were done in order to derive a higher grade at the beginning of the operation with the smallest waste to ore ratio. The final pit is the final whittle pit which will probably change with additional drilling.

The starter pit (#1) is 230m x 150m, the second phase pit (#2) is 340m x 370m, and the third phase pit (#3) is 900m x 500m. Total pit depth is 80m with bottom at elevation 210 metres. A 45 degree maximum overall slope in rock is used while a 3H to 1V is used in the overburden. No geotechnical investigations have been completed as yet to support the pit design and are recommended in the next phase of work. It is SGS’s opinion that a 45 degree overall slope is conservative having seen the rock quality in the test pit. The ramp declines at a maximum of 10% with a width of 3 times the width of the haulage trucks i.e. 15 metres.
The proposed graphite producing operation will constitute a small to medium scale operation using conventional drill, blast, load and haul process to mine an average of 870,000 tonnes of graphitic material and 450,000 tonnes of waste per year. If economics warrant, the mine production rate could range from 2,500 to 5,000 tonnes of mineralized material per day.

The initial production scenario was a complete mining fleet. However the idea of using a mining contractor has been retained in the preliminary assessment contained in the 2010 Technical Report. SGS has received a turnkey quotation from a mining contractor for the excavation and mining of the overburden and rock on the property.   A mining contractor for the first 10 years is proposed.  A mining dilution of 10% is taken into account.  Main mining bench height is 10 meters while five metres will be used near the bottom contact.

If feasible, SGS proposes to use the overburden removed from the proposed pit #1 to build the tailings dam resulting in an optimization of the earth movement and lowering the dam construction costs. The rest should be stockpiled, to cover the waste pile at the end of the mining operation.

Within the conceptual scenario, the stripping over time is variable.  In the first two years of operation, a waste to mineralized rock ratio of 0.05 to 1 will be achieved, in the third to eleventh years of operation a ratio of 0.55 to 1 is scheduled and afterward it will decrease to 0.23 to 1 in year 19 and will increase to 1.15 to 1 from year 20 to year 27. In years 28 to 31 it should be 0.06 to 1 and drop to zero for the rest of the fourteen years of operation as the mill will process the low grade stockpile. The average cut-off grade for the whole open pit is 1.58 % graphitic carbon and the average waste to mineralized rock ratio is 0.66 tonnes of waste for one tonne of processed rock.

The start-up pit contains a total of 1,570,000 tonnes of Indicated Resources at 3.66% total carbon and 2.71% graphitic carbon. Fully diluted, the pit has 1,727,000 tonnes of Indicated Resources at an average graphitic carbon grade of 2.55%. The second phase pit has a total of 3,235,000 tonnes of Indicated Resources at 3.21% total carbon and 2.34% graphitic carbon. Fully diluted, the pit has 3,558,000 tonnes of Indicated Resources at an average graphitic carbon grade of 2.22%.

The third phase pit has a total 6,263,000 tonnes of Indicated Resources at 3.38% total carbon and 2.32% graphitic carbon and 3,762,000 tonnes of Inferred Resources at 3.43% total carbon and 2.42% graphitic carbon. Fully diluted, the pit has 6,889,300 tonnes of Indicated Resources at an average graphitic carbon grade of 2.20% and 4,138,200 tonnes of Inferred Resources at an average graphitic carbon grade of 2.29%.

75% of the resources in the above three mining phases are in the Indicated Resources category over the first 19 years of operation.

The fourth phase pit has a total of 1,903,990 tonnes of Indicated Resources at 2.45% graphitic carbon and 9,596,260 tonnes of Inferred Resources at 2.32% graphitic carbon. Fully diluted, the pit has 2,094,490 tonnes of Indicated Resources at an average graphitic carbon grade of 2.27% and 10,555,880 tonnes of Inferred Resources at an average graphitic carbon grade of 2.16%.

The actual fifth phase plans to process the low grade stockpile.  However, this may change after exploration diamond drilling takes place to secure better head grades.  There are 4,419,800 tonnes of diluted Indicated Resources at 1.22% graphitic carbon grade and 5,520,900 tonnes of diluted Inferred Resources at 1.15%  graphitic carbon  in the low grade stockpile.

To keep a safe distance between the quarry and the mill, the run of mine graphitic material will be hauled over a distance of approximately 0.5 km to the mill site.  Whenever possible the graphitic material should be dumped directly in the jaw crusher feed hopper.  If for some reason it will be impossible to dump the incoming graphitic material directly in the jaw crusher feeder hopper, it will be stockpiled nearby to be retrieved at a later time.

Waste should be trucked to a principal waste dump located to the north or west of the actual deposit. However condemnation drilling will be required prior to waste disposal. Opportunities for in-pit waste backfilling should come available in mined out areas after seven years of mining; details have not yet been developed.

Processing Plant

A 2,500 tpd mill is proposed in the preliminary assessment contained in the 2010 Technical Report. The mill process should be very conventional.  Operation should rely on the operators’ experience and skill supported by electronics and instrumentation.  Mill design criteria are the one used in some mines in Canada where, apart from the run of mine grizzly and hopper, the ore bins, the thickener and the water tanks, the entire mill services and operations are under the same roof.  Whenever possible, mill equipment will be chosen on the base of recovering a maximum of the larger flakes.

The 2010 Technical Report is based on the following assumptions:

●	A good mill design will have a good overall graphite grade and recovery
●	A Butler type building has been selected for its versatility, low cost and ease of construction
●	If available and in good working conditions, Northern will buy second hand milling equipment
●	The mine will be able to feed the mill at a rate of 2,500 tpd, 7 days per week
●	No major setback will be encountered with the federal and provincial environmental agencies, trade unions and/or indigenous people
●	3-Phases electrical power will be available on site
●	Approximately 5 hectares of a more or less flat site will have to be prepared at a reasonable cost for the mill and its dependencies
●	It will be possible to discard the tailings without jeopardizing the small streams crossing the property
●
It is assumed that approximately 40.0 % of the graphitic carbon is in the + 35 mesh fraction while some 70 % is coarser than 48 mesh.   The run of mine has a 2.55 to 2.18 % diluted graphitic carbon grade and the mill overall recovery will be better than 90.0%.

●	The Work Index is in the order of 12 kWh/tonne
●	The liberation size is no finer than 80 % minus 20 mesh.
●	No provisions were made for the recovery of other minerals (silica, biotite, etc)

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

The run of mine material should be crushed and conveyed to a SAG mill and then to a bank of flash flotation cells followed by a +48 mesh circuit, a -48 to 100 mesh circuit and finally a finer than 100 mesh circuit. The three graphite concentrates will be allowed to settle in a thickener and then filtered and dried. The dryer product will be fed to a set of three deck screens and then conveyed to their respective bins.  Dust control will be provided by a dust collector system comprising a cyclone and a bag house. Dust collector product is discarded or allowed to report to the -100 mesh bin.

From a series of tests made in the 1980’s, the concentrate grades should be in the +90% range while, after the necessary break in period, overall recovery should be in the 95% bracket.

The graphitic material and the waste are potentially acidic generators so the tailings should have to be stored under water while the waste dump should have to include some dolomitic or calcareous aggregates to neutralize the acid potential with the addition of 10 to 20kg of carbonate material per tonne of waste. Permits and environmental issues are currently being addressed by another consulting group (Knight Piesold Consulting).

In the past, Industrial Minerals has done extensive work to determine the crushing-milling costs.  Based on the softness/hardness of the mineralized material, the low electrical power requirement, the ease of graphite concentration and mill control and instrumentation, SGS is of the opinion that the cost of approximately $7.00 per tonne as defined in 2007 by Industrial Minerals was in the correct range. However, because of the increase in the cost of living since 2007, a milling cost of $7.50 per tonne is anticipated.

Mill reagents and other chemicals consumption will be for all practical purpose limited to an alcohol or and hydrocarbon type of collector-frother (EKOF or pure kerosene).  Crushing and grinding wear parts as well as grinding media consumption will be minimal by the use of a SAG mill.  After the break in period, for an efficient operation of the mill, a work force of 40 employees will be required.

Today, a rule of thumb for the cost of a new mill plant is approximately $20,000 per tonne milled per day or in the case of the Bissett Creek mill approximately $50,000,000.  This cost is for a very conventional mill with new equipment.  However, SGS is of the opinion that some $5,000,000 could easily be saved by buying good second hand equipment.

SGS is of the opinion that it will take up to one year for Northern to obtain all the necessary permits before proceeding to the construction of the mill.  In the case the Corporation prefers to wait for all the permits to come in before buying a first piece of equipment, another period ranging from nine months to one year will be required before the mill start up.  However, in the meantime, because of the many unknowns especially as to which milling equipment will work best, Northern would be well inspired to have the flow sheet validated at the pilot plant level.

Markets

In 2007, the Corporation investigated specific prices for the graphite concentrates by flake size category.  Noting that pricing in the graphite market place is often established on a “fully negotiated” basis and that final prices may be subject to change based on market conditions at the time final contracts are established, the Corporation determined that sales prices range from $2,200, to $1,800 to $850 per tonne for the three basic graphite flake ranges it expected to produce.

Since that determination, the Corporation has further considered that it should attract premium pricing since almost 90% of Bissett Creek Project production is expected to be 80% +48 mesh, 94%C. There is no quoted price for this larger flake material as it is uncommon, but the Corporation expects to be able to sell its graphite for significantly higher than US$2,000 per tonne.

In addition, graphite prices have increased substantially over the last couple of years due to the effect of the ongoing industrialization of China, India and other emerging economies on traditional demand in the steel and automotive industries. This trend is expected to continue. Moreover, the growing use of lithium-ion batteries in hybrid and all-electric vehicles is expected to create significant incremental demand for graphite in the future, which will have a positive influence on prices.
Accordingly, the Corporation considers $1,700 per tonne to be a conservative, long term average blended price for the products that should be produced from the Bissett Creek Project and is suitable for use in the preliminary assessment in the Technical Report.

It should also be noted that the actual preliminary assessment study does not take into account the potential production of high purity graphite products that the Corporation ultimately expects to sell.

The average selling price used in the 2010 Technical Report has been verified and is considered reasonable based on independent verifications consisting of published prices in Industrial Minerals magazine and review of an independent market intelligence and research report.  The average price provided by the Corporation was also reviewed by industrial minerals and graphite expert, Mr. George C. Hawley, prior to being provided to SGS.

Financial Analysis

SGS independently prepared a set of Excel spreadsheets “the economic model” to examine the economic viability of the proposed scenario with a sensitivity analysis. At this stage, SGS has conducted the financial analysis on the basis of pre-tax results.

Assumptions are:
Mining cost overburden:	$ 2.20/tonne
Mining cost waste rock:	$ 3.81/tonne
Mining cost mineralized rock:	$ 4.11/tonne
Direct processing cost:	$ 7.50/tonne
Mine administration costs:	$ 1.12/tonne
Contingency on processing costs:	$ 1.50/tonne
General administration costs:	$ 3.57/tonne
Total processing cost:	$13.69/tonne

Mill recovery:	93 to 96%
Recovery mining:	100%
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

CAPEX	$
Metallurgical testing	100,000
Mill construction + Equipment	45,650,000
Mining construction	166,000
Tailings pond study & construction	1,575,000
Mine closure provision	709,000
Powerline and Connection	2,152,500
Preproduction head office	2,100,000
Contingency (20%)	10,490,500
Total CAPEX	62,943,000

SGS’s conclusion is that the potential development of Bissett Creek appears to be economically attractive. A discount rate of 10% yields a NPV of approximately $77.6 million, and a corresponding projected IRR of approximately 24% before taxes. The payback period in the base case is six years.

It should also be noted that in 2007 SGS carried out a detailed economic sensitivity analysis that modifies prices, costs and graphite recoveries over a +/- 25% range, producing corresponding IRR ranges varying from 13% to 42%.
Since the price of graphite in the long run should parallel the overall mining costs, SGS is confident that its 2007 detailed economic sensitivity analysis is still valid with IRR range from 13% to 42%.  The 2010 updated IRR ranges between 10 and 37%.

The preliminary assessment is preliminary in nature and includes Inferred Resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves.  Furthermore, there is no certainty that the results projected in the preliminary assessment will be realized and actual results may vary substantially.

The Corporation’s proposed mining operation is conceptual and the Corporation’s methods and projections could change significantly based on the results and recommendations of the pre-feasibility study.

Interpretation and Conclusions

A great deal of the work done in the past was performed on less than 10% of the Bissett Creek Project, with several important studies by major engineering companies.  All of those studies were based on resource models using the LOI assay methodology, which seems to have been accepted at the time as a key indicator of graphitic content in the rock.

Based on the 2007 independent drilling program, and a review of the available LOI versus LECO assay results, SGS is confident that the need for an accurate assessment of the graphitic content has been achieved (it should also be noted that only those sections of the previous reports that were considered reliable were used in SGS’s updated assessment). Accordingly, SGS has reduced the average grades of the deposit from the figures stated in the original feasibility studies. This is based on the observation that the original LOI results did not fully represent the actual graphitic carbon values in the rock because of the carbonaceous nature of the gneiss in some areas and the small amount of disseminated pyrite which affected the LOI readings.

With the actual resource estimate of graphitic carbon (% graphitic carbon by LECO), the project is healthier than twenty years ago.  Moreover, aside from grade considerations, SGS has confirmed that the flake size is well distributed in the deposit and is not related to the grade.

In 2007, SGS provided the following services to Northern which are still valid for the purpose of the preliminary assessment:

●	Independent sampling;
●	Independent laboratory tests to validate grade, flake recovery and graphitic carbon assay;
●	Independent diamond drilling and sampling of six drill holes;
●	Differential GPS survey of the new holes and a sector of the topography;
●	Acid generation tests; and
●	Metallurgical testing and assaying.

The proposed mining operation by Northern could be one of the largest graphitic crystal flake hard rock mining operations in Canada and certainly the nearest in terms of a supplier to potential North American markets.

The Bissett Creek Project has a Mineral Resources inventory that could sustain production for more than 40 years and potentially a larger scale operation if market conditions warrant.

SGS believes that the capital and operating costs assumptions considered in the preliminary assessment contained in the 2010 Technical Report are of the correct magnitude for the project and within the accuracy required for this level of study.

SGS believes that drilling, sampling and testwork as well as site investigation work are adequate for this stage of the project; development concepts are viable, however, more diamond drilling is recommended to increase the level of confidence in the resources and better define the real size of the deposit.

Metallurgical testing will be needed for the selection of machinery and to increase the recovery of the larger size fraction, which in turn will yield higher market prices.

Based on drill results from less than 10% of the overall Bissett Creek Project area (total area = 3,250 acres), the Indicated and Inferred Resources provide a solid base with a recovery of approximately 658,000 tonnes of graphite in this preliminary assessment. Average grades within this resource range between 2.2 to 3.1% C. Using a plant capacity of approximately 2,500 tonnes per day, the projected mine life at these grades is approximately 40+ years, before allowing for any additional resources derived from further drilling on the Bissett Creek Project.

In addition, the Bissett Creek deposit is characterized by its structure as a large flake, crystalline graphite deposit and has been found to be free of many of the chemicals or contaminants often present in such deposits. This profile will assist in improving recoveries and reducing overall processing costs. Accordingly, based on the actual resource estimation and current market fundamentals, SGS concludes that the Bissett Creek Project may prove to be economically attractive. Applying a discount rate of 10% yields an NPV of approximately $77.6 million before taxes and a corresponding projected IRR of approximately 24%. Given this economic profile, SGS’s recommendation is to proceed with a pre-feasibility study.

75% of the Mineral Resource estimate is in the Indicated Resources category for the first 19 years of operation, thus the preliminary assessment results and conclusions would change little if Inferred Resources were excluded entirely.   Furthermore, drill spacing represents a key feature differentiating Inferred Resource and Indicated Resource classifications because the Bissett Creek deposit is relatively thick and flat lying with good continuity of mineralization between drill holes.  It is also open along strike and down dip.   The preliminary assessment recommends additional drilling as part of the pre-feasibility study.  There is a relatively high probability that additional drilling will upgrade Inferred Resources into Indicated Resources.

During the feasibility study process in the 1980s, a number of well known and reputable engineering companies completed metallurgical test work, pilot plant testing and bulk sampling of the Bissett Creek deposit and therefore it was thoroughly tested.  While this work predated NI 43-101, it is the opinion of SGS that this work has significant value in making the decision to proceed with a pre-feasibility study.  Furthermore, the pre-feasibility study will include a new resource estimate based on recent drilling and will allow SGS to validate the metallurgical testing done in the past and develop and optimize a flow sheet for a wet process.

The preliminary assessment is preliminary in nature and it includes Inferred Resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as Mineral Reserves, and there is no certainty that the results projected in the preliminary assessment will be realized and actual results may vary substantially.

Recommendations

Following the positive results of the estimated cash-flow, SGS recommends to advance the Bissett Creek Project in the direction of a commercial production.  SGS also recommends that Northern proceed with a pre-feasibility study in order to confirm its recommendations.  As part of the next prefeasibility phase, SGS recommends that Northern prepare the following:

–	Clear cut the area of the first 5 year pit
–	Carry a detailed survey of the topography of the whole site with differential GPS
–	Carry out metallurgical testing at pilot plant level
–	Carry out infill of 10 to 12 holes of 50 to 100 meters in the initial pit area
–	Carry out exploration drilling within 5 km of the actual known deposit
–	Review environmental aspects and secure all required permit and authorization
–	Prepare a GIS including all magnetic surveys, available mapping for exploration

The budget for the next phase of work is as follows:

Bench scale pilot plant testing	$100,000
Exploration and infill diamond drilling	$400,000
Pre-feasibility study	$250,000
Environmental and permitting	$500,000
TOTAL	$1,250,000

The Corporation began to implement the recommended work program in July, 2010 and has completed the drilling program at a cost of approximately $450,000 and has spent approximately $65,000 on metallurgical testing, $190,000 on the pre-feasibility study and $300,000 on environmental and permitting. In addition, the Corporation has spent in excess of $100,000 on hydrogeological drilling and $40,000 on an airborne topographical survey. The Corporation’s consultants have advised that the costs to complete the pre-feasibility study and the environmental and permitting work are $250,000 and $250,000, respectively. In addition, the Corporation plans to spend $250,000 on a pilot plant test in the summer of 2011 and $250,000 on a follow-up drilling program.

Exploration and Development

Since the original completion of the 2010 Technical Report in July 2010 (and prior to its revision in February 2011), the Corporation has completed the exploration and infill diamond drilling program, which consisted of approximately 2,900 meters of drilling in 51 holes. 22 holes were infill holes designed to confirm the existing resource model and to upgrade Inferred Resources to the Indicated Resource category. 29 holes were expansion holes which were drilled with the objectives of increasing the size of the resource and demonstrating the potential for further expansion in the future with more drilling. All 51 holes were fairly consistently mineralized with graphite. Potentially economic mineralization was intersected in 50 holes with widths and grades similar to historical drilling on the Bissett Creek Property. The Corporation has not yet received all assays from the QA/QC program which are required before the actual drilling results can be verified by an independent Qualified Person and released. This summary of drilling results is provided by the Corporation and has been approved by Don Baxter, President of the Corporation, who is a Qualified Person under NI 43-101 and responsible for this technical content. Readers are cautioned that these drilling results have not yet been verified by an independent Qualified Person and undue reliance should not be placed on them until such verification has occurred.

Once new drill results have been compiled and analysed, the Corporation intends to carry out a small infill drill program to better define any new higher grade areas that have been identified so that they can be incorporated into the mine plan in the early years of operation. It is expected that this program will consist of approximately 30 holes with an average depth of 50 meters for a total program of 1,500 meters. The budget for this program is $250,000.

The Corporation has  retained SGS to complete a pre-feasibility study which will include a new resource calculation that incorporates all of this recent drilling. The Corporation expects that the pre-feasibility study will be completed during the second quarter of 2011 and it will be filed and available on SEDAR when completed. The original estimate for the pre-feasibility study was approximately $250,000. The Corporation has already spent in the order of $190,000 on the pre-feasibility study and SGS has advised that it will cost approximately $250,000 to complete it.

Metallurgical testing is underway at SGS Lakefield and is designed to confirm the results of extensive testing done in the past and to develop a flow sheet for a pilot plant that will be used as a basis for confirming and optimizing the flow sheet for a commercial scale mill on the Bissett Creek Property. Initial results from the metallurgical testing have confirmed the historical high, 90 to 95% recoveries of graphite that have been reported from the Bissett Creek Property but final testing is not yet complete. The Corporation has booked space in the pilot plant at the SGS Lakefield facility in July and August. The product from the pilot plant will also be supplied to potential customers for testing. The budget for the summer pilot plant program is $250,000.

Knight Piesold has been retained to manage the environmental and mine permitting process which is also underway and is expected to be completed by the end of 2011 or in the first quarter 2012.

A building and several pieces of equipment from a previous attempt to establish a mining and processing operation at Bissett Creek are located on the property. A substantial amount of additional equipment and infrastructure will be required for any future mining operation at Bissett Creek.

In the year ending December 31, 2010 the Company incurred general exploration costs on the Bissett Creek Project of $1,028,756, for a cumulative total of $1,500,853 to December 31, 2010.

The Company's mailing address is Suite 201, 290 Picton Avenue, Ottawa Ontario Canada, K1Z 8P8.

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

Fiscal Quarter Ending	High	Low
March 31, 2008	$0.08	$0.07
June 30, 2008	$0.08	$0.06
September 30, 2008	$0.04	$0.02
December 31, 2008	$0.01	$0.01
March 31, 2009	$0.05	$0.05
June 30, 2009	$0.02	$0.02
September 30, 2009	$0.04	$0.04
December 31, 2009	$0.02	$0.01
March 31, 2010	$0.03	$0.01
June 30, 2010	$0.02	$0.01
September 30, 2010	$0.02	$0.01
December 31, 2010	$0.04	$0.01

(b) As of December 31, 2010, there were 344 shareholders of record of the registrant's common stock.

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

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average xercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	None	n/a	n/a
Equity compensation plans not approved by security holders	4,000,000	$0.015	None

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $154,408.

Dividends

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to include this Item.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Industrial Minerals, Inc. (“IMI” or "the Company"), a Delaware Corporation, was incorporated on November 6, 1996 under the name Winchester Mining Corp. The name of the Company was changed to PNW Capital, Inc. on May 16, 2000.  In 2002, PNW Capital, Inc. acquired Industrial Minerals Incorporated, a private Nevada Corporation, and changed its name to Industrial Minerals, Inc.

The Company is an exploration stage company.  The Company’s sole asset and entire focus is its 42.5% interest in Northern Graphite Corporation (“Northern”).  Northern holds a 100% interest in a number of mineral claims and a mining lease located in Maria Township in Northern Ontario, approximately 180 miles northeast of Toronto, Ontario. The property and the claims are referred to as the "Bissett Creek Property" because of their proximity to the town of Bissett Creek.  The Bissett Creek Property is subject to a C$20 per ton royalty on graphite concentrate produced which includes an annual advance royalty C$27,000.  A 2.5% net smelter return royalty is payable with respect to any other minerals produced from the Bissett Creek Property.

In August 2004, Northern received notice from the Ministry of Northern Development and Mines (“MNDM”) for the Province of Ontario that the Bissett Creek Property Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario was considered filed. Accordingly, Northern was authorized to begin mining graphite ore from the Bissett Creek Property and to produce graphite using a dry recovery process.  A small plant was built but the dry recovery process was not successful and commercial production was never achieved.  The Bissett Creek Property was put on care and maintenance in 2005.  In the latter part of 2009 and in the first quarter of 2010 Northern raised additional financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%.  Subsequent to the end of 2010 the Company’s interest was reduced to 42.5%.  The financings have enabled the Company and Northern to deal with serious debt and creditor issues and to begin moving the Bissett Creek Property forward.  Northern has recently initiated the environmental and mine permitting process, metallurgical testing, infill and exploration drilling and a Pre Feasibility Study with the objective of being in a position to make a construction decision, subject to financing and the receipt of all regulatory approvals, in late 2011 or the first part of 2012.

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

Under the mandate of the restructured Board of Directors, the Company significantly reduced its monthly operating expenses and focused its efforts on settling payables, reducing debt, raising financing and developing a plan to move the Bissett Creek Property forward.

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

In March, 2010, Northern completed a number of non-brokered private placement financings consisting of the issuance of 7,327,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1,831,750. In addition, Northern had increased the capital raised through the issuance of the Notes to C$600,000 and the Notes, pursuant to their terms, automatically converted into 3,428,571 units upon the closing of the private placements at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. In addition, Northern issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors.  During 2010, Northern issued an additional 31,354 common shares to settle various claims against the Company.

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants, and now has 22,936,925 common shares outstanding.

Subsequent to the end of 2010, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized gross proceeds of CDN $1,000,000.  The Company now owns 9,750,000 common shares of Northern which represents a 42.5% interest.  If all warrants were exercised Northern would receive an additional C$3,544,450 and the Company’s interest in Northern would be 28.6%.  While the Company was unsuccessful in raising financing for Northern through Research Capital and taking it public in Canada through the RVI transaction, the private placements, Note financings and debt settlements enabled it to deal with critical issues relating to payables and corporate debts and have put Northern on a better footing to move the Bissett Creek Project forward.  It is still the Company’s objective to take Northern public and the company has been providing interim financing to Northern until such time as this can be achieved.  However, the Company recognizes that Northern will require substantial additional capital in the future to continue the development of the Bissett Creek Project.  While the Company is optimistic such capital can be obtained, there is no assurance that it will be available or available on terms that are attractive to the Company.

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

However, the IPO was delayed because the British Columbia Securities Commission (“BCSC”) had issued a cease trade order (“CTO”) against the Company and the Toronto Venture Exchange and the Ontario Securities Commission required that the CTO be revoked before finalizing their review of the prospectus relating to Northern’s IPO and the listing application.  On September 15, 2008, the BCSC had designated the Company as a reporting issuer in British Columbia under BC Instrument 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets, by virtue of the fact that the Company had a director resident in British Columbia.  As a result of technical disclosure issues and the fact that the Company had not filed a Technical Report within 45 days of issuing a press release announcing a mineral resource estimate and a preliminary assessment on the Bissett Creek Property, the BCSC issued the CTO on August 18, 2009.  The CTO was not dealt with due to the Company’s financial and management issues at the time.  As the cease trade order was in effect for longer than 90 days, the Company was considered a dormant issuer in British Columbia.  The Company first made application to the BCSC to revoke the cease trade order on October 19, 2010 and this process was completed effective March 10, 2011.

Effective February 22, 2011 the Company filed an amended and restated technical report with respect to the Bissett Creek Property,located in Northern Ontario, prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

In 2007, the Company had retained Geostat Systems International Inc. (now SGS Canada Inc.) (“SGS”), a qualified independent consultant, to prepare a technical report, including a preliminary economic assessment, on the Bissett Creek Property in accordance with NI 43-101 (the “2007 Technical Report”).  Due to financial difficulties experienced by the Company at the time, the 2007 Technical Report was not finalized and filed with applicable Canadian securities regulatory authorities, although the Company had issued certain press releases that summarized or referred to information from the report, including with respect to a mineral resource estimate and a preliminary assessment on the Bissett Creek Property.

As part of Northern’s proposed IPO, SGS subsequently prepared an updated technical report on the Bissett Creek Property dated July 16, 2010 (the “2010 Technical Report”), including 2010 price and cost estimates, which was filed on SEDAR by Northern and the Company in September 2010.  Following a review of the 2010 Technical Report by the BCSC, the report has been amended and restated as of February 2, 2011 and has been refiled and is available for review under the SEDAR profiles of the Company and Northern at www.sedar.com.

There are no material differences between the recommendations and conclusions contained in the 2007 Technical Report and those in the original 2010 Technical Report or the amended and restated 2010 Technical Report.  As a result of comments by the BCSC, the Company added additional disclosure relating to historical drilling results, assay procedures and the conversion of double LOI assay results to LECO assay equivalents for about 20 per cent of the drill database, independent verification of the graphite prices used, and corrected areas of identified technical non-compliance with NI 43-101.  Investors and shareholders should rely only on the amended and restated 2010 Technical Report and are cautioned that they should not place undue reliance on the 2007 Technical Report or the original 2010 Technical Report.

The 2010 Technical Report was prepared by Gilbert Rousseau, P.Eng. and Claude Duplessis, P.Eng. of SGS, who are the Qualified Persons responsible for the technical information contained in this press release.  A summary of the 2010 Technical Report, compared to the 2007 Technical Report is as follows:

●
SGS estimated that using a 1.5% graphitic carbon cut-off and 10% mining dilution, the Bissett Creek graphite deposit contains 14,641,000 tonnes of indicated resources grading 2.24% graphitic carbon and 18,027,000 tonnes of inferred resources grading 2.21% graphitic carbon. The deposit remains open along strike to the north and south and down dip to the east. Drill holes north of the current resources, which were not used in the estimate, intersected the same style and tenor mineralization.  There is no change in mineral resources between the 2007 Technical Report and the 2010 Technical Report.

●
The preliminary economic assessment contemplates a conventional open pit mining operation and flotation concentrator processing 2,500 tonnes of graphite bearing rock per day to produce an average of 18,500 tonnes of large flake, high purity (+92%C) graphite concentrate per year.  Recoveries are expected to average 94% and the waste to potentially economic mineralized rock ratio averages .66 to 1 over the 45 year project life.  These parameters are the same in both the 2007 Technical Report and the 2010 Technical Report.

●
In the 2010 Technical Report capital costs are estimated at $62.9 million assuming contract mining.  Based on an average selling price of CDN $1,700 per tonne and using a 10% discount rate, the project has a pre-tax net present value (“NPV”) of $77.6 million and an internal rate of return of 24%.  In the 2007 Technical Report capital costs were estimated at $56.6 million, the pre-tax NPV $88.1 million and the IRR 28%. Mineral resources are not mineral reserves and do not have demonstrated economic viability.  There are no mineral reserves on the Bissett Creek Property.

●
The project is very sensitive to changes in prices.  With a 25% increase in prices the project has a pre-tax NPV of $154.6 million and an IRR of 37%.  At 25% lower prices the project has a pre-tax NPV of less than $1M but still has a 10% IRR.

●
75% of resources expected to be processed during the first 19 years of operation are in the indicated category and Bissett Creek would have a project life of approximately 17 years based on indicated resources alone.

●
The preliminary economic assessment includes inferred mineral resources which are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves.  Furthermore, there is no certainty that the results projected in the preliminary economic assessment will be realized and actual results may vary substantially.

●
A feasibility study on the Bissett Creek deposit was completed by Kilborn Engineering Ltd., KHD, Bacon Donaldson and Associates Ltd. and Cominco Engineering Services during the 1980s including metallurgical test work, pilot plant testing and bulk sampling. Historical information is presented for informational purposes only.  It was not completed in accordance with NI 43-101 and in accordance with NI 43-101, it should not be relied upon.

●
While past work predated NI 43-101, it is the opinion of SGS that it has significant value, and in conjunction with the results of the preliminary economic assessment, enabled SGS to recommend that the Company proceed with a prefeasibility study.  As part of the prefeasibility study, past metallurgical testing should be validated, an optimized flowsheet developed and infill drilling carried out to verify the block model and increase the quality of the resource.

●
There is no guarantee that additional drilling will upgrade inferred mineral resources to a higher category and there is no guarantee that the results of the prefeasibility study will be positive or will support a decision to initiate construction.

●
The 2007 Technical Report recommended a $2.5 million work program including $1.5 million for an on-site pilot plant and $500,000 for a feasibility study.  The 2010 Technical Report recommends a $1.25 million work program including $250,000 for a prefeasibility study, $500,000 for permitting and $100,000 for bench scale pilot plant testing.  The Company and SGS decided not to construct an on-site pilot plant due to the extensive metallurgical work done on the Bissett Creek Property in the past.

The proposed development plan at Bissett Creek relies on standard mining and processing technologies.  Because there are no major or unusual technical or engineering challenges the Company intends to make a production decision based on the results of the prefeasibility study.  If the results of the prefeasibility study are positive, the Company will begin detailed engineering and design work, order long lead time equipment and begin site preparation work, all subject to the availability of financing.  However, as part of the detailed engineering and design process the Company plans to produce an engineered cost estimate, similar in accuracy to a full feasibility study, which will enable the Company to confirm capital costs to a greater degree of precision before proceeding with full construction.

Northern has engaged Knight Piesold Consulting to initiate the process of amending the current Mine Closure Plan for the Bissett Creek Property and obtain the necessary approvals to begin development of the Bissett Creek Property, subject to the pre feasibility study being completed and reaching a positive conclusion.  The Company and Northern anticipate receiving such approvals by the end of 2011 or early in 2012.  SGS has been retained to perform additional metallurgical testing and complete the Pre Feasibility Study which are scheduled for completion in the second quarter of 2011.  The objective of the Company and Northern is to be able to make a construction decision in late 2011 or early 2012, subject to financing and the receipt of all regulatory approvals.

In October 2010, Northern completed approximately 2,900 meters of  drilling on the Bissett Creek Property with the objectives of upgrading inferred resources to measured and indicated such that the pre-feasibility study can evaluate the economics of a 20 year operation based on measured and indicated resources only, confirming results of historical drilling to support the calculation of a proven and probable reserve in the pre-feasibility study, and expanding the resources to demonstrate the potential to significantly increase production in the future if warranted by graphite demand. Once the Company receives all assays results they will be compiled, analyzed and interpreted and will form the basis for a new resource calculation as part of the pre feasibility study.

The drill program was supervised by Jeff Ackert, P.Geol. and Mehmet Taner, PhD the Company’s “Qualified Persons” pursuant to NI 43-101.

RESULTS OF OPERATIONS

For the year ended December 31, 2010, the Company recorded a loss of $1,593,173, or $0.01 per share, compared to a net loss of $1,629,281for the year ended December 31, 2009, or $0.01 per share.  The Company had no revenues for the year ended December 31 in both 2009 and 2010. The Company is an exploration stage company and will not have revenues until the current permit for the Bissett Creek Property is amended, a positive pre feasibility study is completed and the Company raises the necessary financing and builds a graphite mine on the Bissett Creek Project.

For the year ended December 31, 2010, expenses amounted to $2,070,145 compared to $1,610,425 for the year ended December 31, 2009.   Management fees and salaries were $442,666 for the year ended December 31, 2010 compared to  $448,719 for the year ended December 31, 2009, as Northern Graphite initiated exploration activities on the Bissett Creek Project, hired a full time CEO and retained a number of consultants to raise financing and manage its affairs.  Included in expenses for the year ended December 31, 2010 was $154,408 in stock compensation expense compared to $179,221 in 2009. Professional fees increased to $176,708 in the year ended December 31, 2010 from $96,626 in 2009, due to increased activity levels within the Company and on the Bissett Creek Project.

The Company currently has no full time employees.  It contracts with a number of consultants for engineering, technical, administrative and financial services and intends to do so until an IPO is completed.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at December 31, 2010 of $46,191 versus $271,168 as at December 31, 2009 as cash raised from the Note financing and private placements was offset by increased expenditures on the Company’s property.  However, these financings were completed by Northern and the Company had limited liquid resources of its own and was dependent on its subsidiary and/or raising funds in the market to continue operations.  Subsequent to the end of the year, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized total proceeds of CDN$1,000,000.  The Company is using these funds to support Northern and keep work going on the Bissett Creek Property pending the completion of Northern’s IPO.

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

On February 15, 2010 a lender agreed to a settlement of C$95,000 in cash plus 160,000 units of Northern as per the private placement terms, in settlement of loans payable plus accrued interest.  On February 15, 2010, the Company settled a loan payable of $161,000 through the issuance of a $150,000 non-interest bearing note with a term of one year. Subsequent to the end of the year, the $150,000 loan was extended for one year at an interest rate of 10% and is repayable in the event that Northern completes an IPO of at least CDN $2,000,000.  In addition, the lender received a cash payment of C$35,000 on other loans due plus 140,000 units of Northern as per the private placement terms.  Another loan payable of US$105,072 (C$110,000) plus accrued interest was settled through the payment of C$125,000 (US$119,400) plus the issuance of 100,000 units of Northern as per the private placement terms.

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

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants, and now has 22,936,925 common shares outstanding. The Company owns 9,750,000 common shares of Northern which represents a 42.5% interest.  If all warrants were exercised Northern would receive an additional C$3,544,450 and the Company’s interest in Northern would be 28.6%.  Subject to the receipt of all required corporate, regulatory and stock exchange approvals, Northern plans to complete an IPO in Canada as soon as possible and the Company is considering distributing its Northern shares to its shareholders.

Effective March 1st, 2011, the Company and Northern entered an intercompany revolving loan agreement whereby all amounts due from Northern to the Company would be provided under a $600,000 credit facility. It is repayable in two years, unless an IPO  of at least $3,000,000 is completed by Northern before such date.  In this case, the Company could demand repayment immediately.  The credit facility bears interest from March 1st, 2011 at an annual rate of 7.5 per cent and is payable annually, or earlier at anytime that the credit facilityis repaid in full.

The Company has a long-term deposit with the Ministry of Finance for the Province of Ontario to ensure that enough funds are available to affect the proper reclamation and closure of the Bissett Creek Property. The Company's initial deposit in 2004 amounted to C$288,363 and since that time accrued interest has increased the deposit to $316,219 as at December 31, 2010.

The funding raised by the Company and its subsidiary, Northern, is sufficient to pay operating and administrative costs for the time being.   However, both the Company and Northern  require additional funding to continue operations and Northern will require substantial additional financing for construction of a mine on the Bissett Creek Property and there is no assurance that such financing will be available or will be available on terms acceptable to the Company or Northern.

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

GOING CONCERN

The Company's auditors in their report for the year ended December 31, 2010 have expressed a concern that the Company may not be able to continue as a going concern.  The Company is an exploration stage company and had a net loss of $918,914 for the year ended December 31, 2010.  The Company has had recurring losses and an accumulated deficit of $12,228,351 since inception.  The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs and on the support of its subsidiary Northern.  Northern’s success is ultimately dependent on its ability to finance and build a mine and processing plant on the Bissett Creek Property and to generate cash flow therefrom. However, there is a high degree of risk and many inherent uncertainties in natural resource development and management cannot provide assurances that it will be successful.

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

During 2009, the Company evaluated its fixed assets at the mine site and determined that it would take an impairment charge of $683,327 regarding assets deemed obsolete or non-functional.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Industrial Minerals, Inc. (An Exploration Stage Corporation):

We have audited the accompanying consolidated balance sheet of Industrial Minerals, Inc. (“the Company”) as at December 31, 2010 and 2009, the related consolidated statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2010 and 2009, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, BC, Canada	Meyers Norris Penny LLP, Chartered Accountants
March 30, 2011

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS 2300 – 1055 DUNSMUIR STREET VANCOUVER, BC V7X 1J1 PH. (604) 685-8408 FAX (604) 685-8594 www.mnp.ca

Industrial Minerals, Inc.
(an exploration stage company)
Consolidated Balance Sheets

	As at	As at
	December 31	December 31
	2010	2009
	$	$
Assets
Current
Cash	46,191	271,168
Receivables	165,854	8,003
Prepaid expenses and deposits	174,570	–
Deferred costs	133,047	–
Total current assets	519,662	279,171
Reclamation deposit (note 2)	316,218	299,277
Fixed assets (note 5)	426,396	496,761
Total assets	1,262,276	1,075,209

Liabilities
Current
Accounts payable and accrued liabilities (note 8 & 9)	746,695	1,225,507
Accrued interest payable (note 8)	–	102,183
Due to related party (note 9)	48,016	252,746
Loans payable (note 8)	150,000	300,888
Funds received in advance	–	143,280
Total current liabilities	944,711	2,024,604
Asset retirement obligations	316,219	299,277
Total liabilities	1,260,930	2,323,881

Stockholders’ equity
Common stock 200,000,000 shares authorized, $0.0001 par value; 177,701,614 and 163,248,416 shares issued and outstanding, respectively	17,767	16,322
Additional paid-in capital	12,228,245	10,201,185
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage	(12,457,916)	(11,360,194)
	(317,889)	(1,248,672)
Non-controlling interest (note 4)	319,235	–
Total stockholders' equity	1,347	(1,248,672)

Total liabilities and stockholders' equity	1,262,276	1,075,209
Commitments and contingencies (note 7)
Subsequent events (note 12 )
See accompanying notes to consolidated financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

Industrial Minerals, Inc. (an exploration stage company) Consolidated Statements of Operations

	Years ended December 31
	2010	2009
	$	$

General and administrative expenses
Professional fees	176,708	96,626
Royalties	26,214	23,644
Depreciation and amortization	70,365	111,579
Impairment of long-lived assets	-	683,327
Management fees and salaries (note 9)	442,666	448,719
Exploration expense	1,044,717	3,933
General and administration	309,474	242,597
	2,070,145	1,610,425

Loss from operations	(2,070,145)	(1,610,425)
Interest and other income	18,611	–
Foreign exchange loss	(28,861)	(139,298)
Gain on debt settlement	487,222	21,102
Gain on sale of asset	–	99,340
Net loss	(1,593,173)	(1,629,281)
Net loss attributable to non-controlling interest	(495,453)	–
Net loss attributable to the company	(1,097,720)	(1,629,281)
Net loss per share - basic and diluted	(0.01)	(0.01)
Weighted average number of common shares outstanding – basic and diluted	169,456,663	162,742,617

See accompanying notes to consolidated  financial statements

Industrial Minerals, Inc. (an exploration stage company) Consolidated Statements of Cash Flows

	Years ended December 31
	2010	2009
	$	$
Cash provided by (used in)
Operating activities
Net loss attributable to the company	(1,593,173)	(1,629,281)
Depreciation and amortization	70,365	111,579
Stock-based compensation	154,408	179,221
Stock issued for services	–	50,000
Impairment of long-lived assets	–	683,327
Gain on settlement of accounts payable	(18,611)	–
Gain on debt settlement	(487,222)	(21,102)
Gain on sale of asset	–	(99,340)

Changes in non-cash operating working capital:
Receivables	(157,851)	7,417
Prepaid expenses and deposits	(174,570)	12,026
Accounts payable and accrued liabilities	532,052	192,868
Amounts due to related parties	(106,536)	224,274
	(1,781,138)	(289,011)

Financing activities
Loan repayments	(241,002)	69,469
Deferred costs	(133,047)	–
Proceeds from issuance of notes	132,922	444,168
Issuance of capital stock	1,797,288	–
	1,556,161	513,637

Investing activities
Advance received for sale of equipment	–	46,235

Net increase (decrease) in cash	(224,977)	270,861
Cash, beginning of period	271,168	307
Cash, end of period	46,191	271,168

Non-cash transactions
Shares issued for the settlement of accounts payable	155,423	–
Shares issued for the settlement of amounts due to related parties	45,000	–
Shares issued for settlement of debt	16,374	–

Supplementary information
Interest paid	–	–
Income taxes paid	–	–

See accompanying notes to consolidated  financial statements

Industrial Minerals, Inc.
(An exploration stage company)
Consolidated Statements of Stockholders' Equity
For the period from November 6, 1996 (Date of Inception of Exploration Stage) to December 31, 2010

		Common Stock
	Number of Shares	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Non Controlling Interest	Common Stock Subscriptions Received	Total Stockholders' Equity (Deficit)
Inception - November 6, 1996 - See Note A below	–	–	$–	$–	$–	$–	–	$–	–
Balance at December 31, 1998	252,500	757,500	76	505,092	(750,830)	–	–	–	(245,662)
Issuance of common stock for cash	30,000	90,000	9	146,612	–	–	–	–	146,621
Issuance of common stock for services	55,000	165,000	17	274,983	–	–	–	–	275,000
Net Loss	-	–	–	–	(259,404)	–	–	–	(259,404)

Balance at December 31, 1999	337,500	1,012,500	102	926,687	(1,010,234)	–	–	–	(83,445)

Issuance of common stock for cash	84,900	254,700	25	413,045	–	–	–	–	413,070
Issuance of common stock for services	70,000	210,000	21	349,979	–	–	–	–	350,000
Issuance of common stock for Multiplex stock	3,000	9,000	1	29	–	–	–	–	30
Issuance of common stock for acquisition	475,463	1,426,389	143	4,603	–	–	–	–	4,746
Net Loss	–	–	–	–	(694,758)	–	–	–	(694,758)

Balance at December 31, 2000	970,863	2,912,589	292	1,694,343	(1,704,992)	–	–	–	(10,357)

Issuance of common stock for compensation	30,000	90,000	9	59,991	–	–	–	–	60,000
Net Loss	–	–	–	–	(67,251)	–	–	–	(67,251)

Balance at December 31, 2001	1,000,863	3,002,589	301	1,754,334	(1,772,243)	–	–	–	(17,608)

Issuance of common stock re acquisition of Industrial Minerals Incorporated	35,000,000	105,000,000	10,500	(1,747,393)	1,696,982	–	–	–	(39,911)

Minimum 50 shares post-split allocation	30,758	92,274	6	(6)	–	–	–	–	–
Net Loss	–	–	–	–	(520,242)	–	–	–	(520,242)

See accompanying notes to consolidated  financial statements

Industrial Minerals, Inc.
(An exploration stage company)
Consolidated Statements of Stockholders' Equity
For the period from November 6, 1996 (Date of Inception of Exploration Stage) to December 31, 2010

Common Stock
Number of Shares	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Non Controlling Interest	Common Stock Subscriptions Received	Total Stockholders' Equity (Deficit)
Balance at December 31, 2002	36,031,621	108,094,863	10,807	6,935	(595,503)	–	–	–	(577,761)

Minimum 50 shares post-split allocation	327	981	–	–	–	–	–	–	–
Net Loss	–	–	–	–	(1,133,197)	–	–	–	(1,133,197)

Balance at December 31, 2003	72,063,896	108,095,844	10,807	6,935	(1,728,700)	–	–	–	(1,710,958)

Allocation on round-up of shares	7	7	–	–	–	–	–	–	–
Issuance of common stock in settlement of debt	3,492,115	3,492,115	349	4,190,189	–	–	–	–	4,190,538
Net Loss	–	–	–	–	(561,153)	–	–	–	(561,153)

Balance at December 31, 2004	111,587,966	111,587,966	11,156	4,197,124	(2,289,853)	–	–	–	1,918,427

Net Loss	–	–	–	–	(1,844,219)	–	–	–	(1,844,219)

Balance at December 31, 2005	111,587,966	111,587,966	11,156	4,197,124	(4,134,072)	–	–	–	74,208

Issuance of common stock for cash	200,000	200,000	20	69,640	–	–	–	–	69,660
Issuance of common stock in settlement of debt	6,255,810	6,255,810	625	1,876,118	–	–	–	–	1,876,743
Net Loss	–	–	–	–	(1,255,584)	–	–	–	(1,255,584)

Balance at December 31, 2006	118,043,776	118,043,776	11,801	6,142,882	(5,389,656)	–	–	–	765,027

Issuance of common stock for cash	13,193,699	13,193,699	1,319	1,569,486	–	–	–	–	1,570,805
Issuance of common stock for services	6,407,001	6,407,001	641	641,976	–	–	–	–	642,617
Stock compensation expense	–	–	–	446,853	–	–	–	–	446,853
Foreign Currency Translation	–	–	–	–	–	(105,985)	–	–	(105,985)
Net Loss	–	–	–	–	(2,761,455)	–	–	–	(2,761,455)

See accompanying notes to consolidated  financial statements

Industrial Minerals, Inc.
(An exploration stage company)
Consolidated Statements of Stockholders' Equity
For the period from November 6, 1996 (Date of Inception of Exploration Stage) to December 31, 2010

Common Stock
Number of Shares	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Non Controlling Interest	Common Stock Subscriptions Received	Total Stockholders' Equity (Deficit)
Balance at December 31, 2007	137,644,476	137,644,476	13,761	8,801,197	(8,151,111)	(105,985)	–	–	557,862

Issuance of common stock for cash		9,248,940	925	484,275	–	–	–	(265,000)	220,200
Issuance of common stock for services		12,605,000	1,261	445,439	–	–	–	–	446,700
Stock compensation expense		–	–	176,427	–	–	–	–	176,427
Common stock subscriptions received		–			–	–	–	265,000	265,000
Issuance of common stock for settlement of debt		1,250,000	125	64,875	–	–	–	–	65,000
Net Loss		-	–	–	(1,579,801)	–	–	–	(1,579,801)

Balance at December 31, 2008		160,748,416	16,072	9,972,214	(9,730,913)	(105,985)	–	–	151,388

Issuance of common stock for services		2,500,000	250	49,750	–	–	–	–	50,000
Stock compensation expense		–	–	179,221	–	–	–	–	179,221
Net Loss		–	–	–	(1,629,281)	–	–	–	(1,629,281)

Balance at December 31, 2009		163,248,416	16,322	10,201,185	(11,360,194)	(105,985)	–	–	(1,248,672)

Issuance of common stock for services and debt settlement		14,453,198	1,445	215,353					216,798
Net Loss		–	–	–	(1,097,722)	–	(495,451)	–	(1,593,173)
Gain in dilution in interest of subsidiary				1,657,299					1,657,299
NCI pickup on dilution in interest of subsidiary							814,686	–	814,686
Stock compensation expense		–	–	154,408		–		–	154,408

Balance at December 31, 2010		177,701,614	17,767	12,228,245	(12,457,916)	(105,985)	319,235	–	1,347

See accompanying notes to consolidated  financial statements

Industrial Minerals, Inc.
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization
Industrial Minerals, Inc. (the “Company”) was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware.  On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc.  On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Incorporated.  On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Incorporated into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc.   On January 31, 2002, the Company acquired a 100% interest in the Bissett Creek graphite property (the “Bissett Creek Property”) and assigned its rights to then wholly owned subsidiary, Industrial Minerals Canada Inc.  which has since been renamed Northern Graphite Corporation (“Northern” or the “Corporation”).  Northern was a wholly owned subsidiary of Industrial until early in 2010 at which time the Company’s interest in Northern was reduced to 51.2 per cent as a result of a number of financing transactions. Subsequent to the end of 2010, the Company’s interest in Northern was further reduced to 42.5% through the sale of Northern shares.

(b) Nature of Operations and Going Concern
The Company has a 42.5% interest in Northern  which owns 100% of the mineral rights to the Bissett Creek Property which is located in the Province of Ontario, Canada. The sole focus of Company and Northern is the potential development of the Bissett Creek Property. Northern has completed additional infill confirmation drilling, commenced metallurgical testing as part of a Pre- Feasibility Study, and initiated the environmental and mine permitting processes with the objective of making a construction decision in late 2011 or early 2012, subject to financing.

The Company is an Exploration Stage Company that incurred a net loss of $1,593,173 for the year ended December 31, 2010 and has an accumulated deficit of $12,457,916 since the inception of the Company. Current liabilities exceed current assets by $425,049 and the Company’s ability to continue as a going concern is dependent upon its ability to seek additional capital to pay expenses and continue assisting Northern with the development of the Bissett Creek Property. The Company and Northern have raised additional capital to settle loans and payables and to advance the Bissett Creek Property but substantial additional financing is required to ultimately build a mine and processing plant on the Bissett Creek Property and to enable the Company to continue its operations. However, there is a high degree of risk and many inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in its endeavors.

The Company’s management believes that it will continue to be able to generate sufficient funds from public or private debt or equity financing for the Company to continue to operate. The accompanying financial statements do not include any adjustments that might result from negative outcomes with respect to these uncertainties.

(c) Basis of Accounting and Consolidation
The Company’s consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements include all accounts of the Industrial Minerals, Inc. and its subsidiary, Northern (formerly Industrial Minerals Canada, Inc.).  Intercompany accounts and transactions, if any, have been eliminated upon consolidation.

(d) Cash and Cash Equivalents
Cash and cash equivalents include bank balances, funds held in trust with lawyers, and short term investments that are readily convertible into cash with original maturities of three months or less.

(e) Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses for the period.  By their nature, these estimates and judgments are subject to management uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant.  Significant estimates and judgments include  those relating to the assessment of the Company’s ability to continue as a going concern, estimates to determine whether impairment of long lived assets is required, asset retirement obligations, the fair value of stock options, depreciation rates and estimated useful lives of buildings and equipment, and the recognition of deferred tax balances.  Actual results may differ from those estimates and judgments.

Industrial Minerals, Inc.
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Industrial Minerals, Inc.
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(k) Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method deferred income tax assets and liabilities are determined based on differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences), and losses carried forward. Deferred income tax assets and liabilities are measured using the enacted tax rates which will be in effect when the temporary differences are likely to reverse. The effect on deferred income tax assets and liabilities of a change in tax rates is included in operations in the period in which the change is enacted. The amount of deferred income tax assets recognized is limited to the amount of the benefit that is more likely than not to be realized.

(l) Translation of Foreign Currencies
The functional currencies of the Company and its subsidiary have been determined to be the U.S. dollar. The assets and liabilities of the subsidiary located outside of the United States are translated in U.S. dollars at the rates of exchange at the balance sheet dates. Revenue and expense items are translated at the rate of exchange in effect on the transaction date.  Foreign currency transaction gains or losses are reflected in the results of operations.

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

Industrial Minerals, Inc.
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SECs literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Financial Statements.

Industrial Minerals, Inc.
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 2 – RECLAMATION DEPOSITS

The Company is required to post a bond with the Ontario Ministry of Northern Development and Mines for reclamation of the Company’s mineral properties located in Ontario (note 7).

NOTE 3 - ORGANIZATION

The Company was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp. the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc.  Operations are carried out through the Company’s subsidiary and principal asset, Northern Graphite Corporation , formerly Industrial Minerals Canada Inc.  As a result of a number of financings and other transactions completed in 2010 and subsequent to year end, the Company’s interest is Northern was reduced from 100% to 42.5%.  Northern owns a 100% interest in the Bissett Creek Property.

NOTE 4 – NORTHERN GRAPHITE CORPORATION FINANCINGS

In the fourth quarter of 2009, Northern raised C$465,000 in a non brokered financing consisting of senior secured convertible non-interest bearing notes (the “Notes”) to keep Northern and the Company solvent and to pay the costs of attempting to raise financing and take Northern public in Canada. The Notes were secured by a security interest over all of the assets of Northern, including the mineral claims and the mining lease comprising the Bissett Creek Property.  During the first quarter of 2010, the amount of the Notes was increased to C$600,000 and pursuant to their terms they automatically converted into 3,428,571 units, upon the closing of various private placements, at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern becomes a reporting issuer in a jurisdiction of Canada.

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

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants, and now has 22,936,925 common shares outstanding. The Company owns 11,750,000 common shares of Northern which represents a 51.2% interest.  If all warrants were exercised Northern would receive an additional C$3,544,450 and the Company’s interest in Northern would be 28.6%.  The Company retains its controlling financial interest in Northern and a non-controlling interest of $319,235 has been recorded to reflect the change in its ownership interest in Northern.  A gain of $1,657,299 in dilution of controlling interest has been recognized in paid-in capital.

Industrial Minerals, Inc.
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 5 - BUILDING AND EQUIPMENT

Building and equipment are recorded at cost.  Building and equipment as at December 31, 2010 and 2009 were as follows:

	2010	2009
Building and improvements	$591,005	$591,005
Equipment	652,506	652,506
Mine closure deposit	–	–
Total building and equipment	1,243,511	1,243,511
Less accumulated depreciation	817,115	746,750
Net building and equipment	$426,396	$496,761

During the year ended December 31, 2010, the Company recorded an impairment charge of $Nil (2009-$453,327) on the building and equipment and $Nil (2009-$230,000) on the mine closure deposit.

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

The following table summarizes stock option activity for the year ended December 31, 2010:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Weighted average fair value
Outstanding December 31, 2009	7,349,999	$0.106	$0.090
Granted	9,000,000	0.015	0.015
Cancelled or expired	(7,349,999)	0.106
Total	9,000,000	0.015

Exercisable at December 31, 2010 - 9,000,000.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year ending December 31, 2010 of $154,408.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Mine Development and Closure

A Mine Development and Closure Plan has been filed with, and accepted by, the Ministry of Northern Development and Mines (“MNDM”), in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. A financial assurance in the amount of $316,219 has been accounted for as a long term

Industrial Minerals, Inc.
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

deposit.  The Company has paid this amount to the Minister of Finance for the Province of Ontario. This financial assurance represents the estimated amount that would be required to restore the Bissett Creek Property to its original environmental state. The money pledged for this financial assurance will be returned to the Company once the MNDM is satisfied that the obligations contained in the Mine  Development  and Closure Plan have been performed by the Company. Should the Company not perform its obligations contained in the Mine Development and Closure Plan the MNDM will restore the Bissett Creek Property to its original environmental state using the $316,219 financial assurance and the Company will be responsible for any costs in excess of this amount.

NOTE 8 – NOTES AND LOANS PAYABLE

During the year ended December 31, 2010:

(a) the Company settled $379,792 of loans payable and $102,183 of accrued interest through the issuance of 400,000 units of Northern, the payment of $236,859 cash and the issuance of a $150,000 note.  The note payable is unsecured, non-interest bearing and matured on February 20, 2011. Effective February 20th, 2011, the Company entered a debt settlement agreement extension with the lender. The note will become due and payable on the earlier of the date that Northern completes an initial public offering of its common shares for total proceeds equal to at least $2,000,000 CDN or one year from the effective date.  Interest of 10% annually will be payable on same date from February 20th, 2011.

(b) 1,091,600 common shares of the Company were issued in settlement of a $385,665 loan payable.  Common shares were valued at $0.015 per share, and the Company recognized a gain of $369,291 on the settlement.

(c) 2,211,598 common shares of the Company were issued in settlement of $84,740 in accounts payable.  Common shares were valued at $0.015 per share, and the Company recognized a gain of $22,795 on the settlement.

(d)  The Company agreed to issue 1,500,000 shares in settlement of $83,194 in accounts payable to a related party.  Common shares were valued at $0.03 per share, and the Company recorded an unrealized gain of $38,194.  A liability of $45,000 remains related to this accounts payable balance.

NOTE 9 – RELATED PARTY TRANSACTIONS

Included in due to related party are amounts due to  former officers and directors of the Company for professional fees and reimbursement of expenses in the amount of $45,000 (2009-$249,880).  In addition, the Company has a loan from a former director of $3,016 (2009-$2,866).

During the year ended December 31, 2010:

a)           A director purchased Notes issued by Northern of C$10,000 (2009 - C$40,000);

b)           Two directors invested C$93,000 (2009 - $nil) in private placements completed by Northern;

c)           The Company expensed management fees to directors and to companies controlled by directors of $209,294 (2009 – $174,264).

d)           The Company made office rental payments of $14,078 (2009 – nil) to a Company whose CEO and a Director is also a Director of Northern.

e)           The Company issued 4,000,000 common shares to pay $60,000 in directors’ fees.  Common shares were valued at $0.015 per share.

(f)           The Company issued 9,000,000 common shares to management, directors and insiders for directors fees and service fees (2009 – nil).

As at December 31, 2010, accounts payable and accrued liabilities included $141,961 (December 31, 2009 - $96,857) due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

During the year, the company reached settlement agreement with directors, officers, and former director and officers, for outstanding amounts owned.  A total of $281,694 debt was settled by payment of cash in the amount of $35,000 and issuance of shares with a fair value of $39,600, for a total gain recognized in the income statement of $45,183.

Industrial Minerals, Inc.
(An exploration stage company)
Notes to Consolidated Financial Statements
For the years ended December 31, 2010 and 2009

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)
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

NOTE 10 - CAPITAL STOCK

There were 14,453,198 common shares of capital stock issued during 2010 in return for services and settlement of debt. The share issuances were recorded at a trading value of $0.015 for total consideration of $216,798. The Company has 177,701,614 shares issued and outstanding at December 31, 2010 (2009- 163,248,416).

There were 2,500,000 common shares of capital stock issued during 2009 in return for services and settlement of debt. The share issuance was recorded at a trading value of $0.02 for total consideration of $50,000.

NOTE 11 – INCOME TAXES

As at December 31, 2010, the Company's deferred tax asset attributable to its net operating loss carry forward is approximately $2,554,342 (2009 - $2,931,992). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

$

2014	1,469,742
2015	2,259,969
2026	1,345,807
2027	2,672,335
2028	1,488,914
2029	668,964
2030	311,635

For the years ended December 31, 2010 and 2009, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2010	2009

Loss for the year	(1,593,174)	(1,629,281)
Expected income tax (Recovery)	(541,679)	(553,956)
Effect of lower tax rate in subsidiary	42,871	146,636
Non-deductible items	53,481	–
Expiry of loss carry forwards	553,524	–
Effect of lower tax rate	(24,170)	–
Change in valuation allowance	(84,025)	407,320
Total income tax payable	–	–

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets (liabilities) at December 31, 2010 and 2009 are comprised of the following:

	2010	2009

Net operating loss carryforward	2,554,342	2,931,992
Mineral Property Interest	267,733
Share issuance cost	1,960
Tax value of Capital assets in excess of book value	38,717	14,784
	2,862,751	2,946,776
Valuation allowance	(2,862,751)	(2,946,776)
Deferred income tax asset	–	–

Accounting for uncertainty for Income Tax
Effective January 1, 2009, we adopted the interpretation for accounting for uncertainty in income taxes which was an interpretation of the accounting standard accounting for income taxes. This interpretation created a single model to address accounting for uncertainty in tax positions. This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at December 31, 2010 the Company is in arrears filing its statutory income tax returns and the operating losses noted above are based on estimates.  The actual operating losses could differ from these estimates. We had $120,000 and $Nil accrued for penalties as of December 31, 2010, and December 31, 2009, respectively. We do not have any unrecognized tax benefits or loss contingencies. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

NOTE 12 – SUBSEQUENT EVENTS

On January 7, 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized total proceeds of CDN$1,000,000.  The Company is using these funds to support Northern and keep work going on the Bissett Creek Property pending the completion of Northern’s IPO.

Effective February 20th, 2011, the Company entered a debt settlement agreement extension with the lender on the Company's $150,000 note payable. The note will become due and payable on the earlier of the date that Northern completes an initial public offering of its common shares for total proceeds equal to at least $2,000,000 CDN or one year from the effective date.  Interest of 10% annually will be payable on same date from February 20th, 2011.

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

On March 1, 2010 the Registrant dismissed EFP Rotenberg LLP as the Registrant’s independent registered public accounting firm. Also on March 1, 2010, with the approval of the Audit Committee of the Registrant’s Board of Directors, Meyers Norris Penny LLP (“MNP”) was engaged as the Company’s independent registered public accountant.

The audit reports of MNP for the years ended December 31, 2010 and December 31, 2009, expressed an unqualified opinion and included an explanatory paragraph relating to the Registrant’s ability to continue as a going concern due to significant recurring losses and other matters. Such audit reports did not contain any other adverse opinion or disclaimer of opinion or qualification.  The Registrant and MNP have not, during the Registrant’s two most recent fiscal years  had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to MNP’s satisfaction, would have caused MNP to make reference to the subject matter of the disagreement in connection with its reports. MNP has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

MNP was not required or engaged to audit the Company’s internal control over financial reporting.

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the year ended December 31, 2010. Management has determined that (i) inadequate staffing and supervision, and the resulting ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On May 10, 2010 Robert Dinning resigned as CEO and CFO of the Company and Gregory Bowes was appointed CEO/CFO. On April 1, 2010 Miles Nagamatsu was appointed CFO of Northern and Tracy Albert was appointed Controller.  On February 1, 2011 Stephen Thompson replaced Miles |Nagamatsu as  CFO of Northern

ITEM 9B  - OTHER INFORMATION

Not applicable

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current Chief Executive Officer and Chief Financial Officer of Registrant at March 31, 2011 Gregory Bowes.

The directors of the Registrant as at March 31, 2011 are Gregory Bowes, age 56, and Campbell Birge, age 57.

Mr. Bowes was granted stock awards of 2,000,000 common shares in 2008 and 500,000 common shares in 2009 for his services as a director, in lieu of fees.

Business Experience

The following is a brief account of the business experience during at least the past five years of the directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

Gregory B. Bowes - Director - Appointed a director on June 23, 2008 and CEO/CFO on May 10, 2010, Mr. Bowes holds an MBA in Finance and Accounting from Queens University (1979) and an Honours BA in Earth Sciences (Geology) from the University of Waterloo (1977). Mr. Bowes has been CFO and Senior VP of Orezone Gold Corporation, a publicly traded mining company with projects in West Africa. From February of 2006 to March of 2008, Mr. Bowes was the President and CEO of San Anton Resource Corporation, an exploration company listed on the Toronto Stock Exchange. From January of 2004 to March of 2007, Mr. Bowes was the Vice President and then Chief Financial Officer of Orezone Resources Inc. which was listed on the Toronto Stock Exchange. Mr. Bowes is 56 years old. In May 2009, Mr. Bowes was appointed President and CEO of the Company’s wholly owned subsidiary, Northern Graphite.

Mr. Birge has been the Chief Financial Officer of Wind Works Power Corp since September of 2009.  He was previously the President, Chief Executive Officer and a Director of Ammex Gold Mining Corp., a publicly traded gold mining company, from December 2007 until September 2009.  Prior to that, he was President, Chief Executive Officer and a Director of the Company  from October 2006 until April 2007.  He served on the Advisory Board and as Vice President of Operations of the Trust for Sustainable Development and was Business and Operations Analyst – Southern Ontario for Bell Canada Mobile.  Mr. Birge was an Associate Professor at United States International University (Mexico City Campus) and was twice elected to serve on the Academic Counsel as the Head of Graduate Business Studies. He is a consultant to public and private companies doing business in Canada, the United States and Mexico and is also a partner in a Honda car dealership.  Mr. Birge attended Simon Fraser University (BA), the University of Calgary (B.Ed) and the United States International University (M.Sc.). Mr. Birge is 57 years old.

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

During the past two fiscal years as required under Section 16(a) Greg Bowes did not timely file a Form 3, Initial Statement of Beneficial Ownership.

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

ITEM 11- EXECUTIVE COMPENSATION

The following table discloses all compensation received by the Company's Chief Executive Officer and Chief Financial Officer during the fiscal years ending December 31, 2010; 2009; and 2008. During this period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentive Plan Compensation $
Greg Bowes	2010	50,000		75,000	0
Robert Dinning (CEO & CFO)	2009	78,000	0	10,000	0
Robert Dinning (CEO & CFO)	2008	108,000		0	0
David Wodar, CEO	2009	50,000	0	0	0
David Wodar, CEO	2008	61,212

Northern Graphite has a management contract with Gregory Bowes, its CEO, whereby Mr. Bowes was paid a monthly retainer of CDN $6,000 per month from May 1, 2009 to October 1, 2009, and is currently paid a monthly retainer of CDN $12,500 per month. The contract is cancellable on three months’ notice. In 2009 Mr. Bowes was granted 2,000,000 shares of the Company as a stock award. In 2010 Mr. Bowes was paid a cash bonus of CDN $12,000 and was granted an additional stock award of 2,500,000 common shares for his success in raising financing and turning the Company around.

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

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $154,408.

Other than as disclosed above, no director or officer has been or was previously paid separate annual fees, meeting fees or any other form of compensation. Fees as outlined above to the officer listed above are the sum total of compensation paid during the year.

COMMITTEES OF THE BOARD OF DIRECTORS (as of December 31, 2010)

1)	Nominating Committee - Members are Campbell Birge and Gregory Bowes. Mr.Birge is an independent Director of the Company. Mr. Bowes is a director and CEO/CFO of the Company and is not independent.

2)
Audit Committee - Members are Campbell Birge who acts as chairman and Gregory Bowes. Mr.Birge is an independent Director of the Company. Mr. Bowes is a director and CEO/CFO of the Company and is not independent.

3)	Compensation Committee - Members are Gregory Bowes and Campbell Birge. Mr.Birge is an independent Director of the Company. Mr. Bowes is a director and CEO/CFO of the Company and is not independent..

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2010. All information provided herein should be read in conjunction with the tables provided below.

The Compensation and Nomination Committees are comprised of Messrs. Bowes and Birge.   Only Mr. Birge is independent within the meaning of National Policy 58-201 – Corporate Governance Guidelines (“NP 58-201”).  Mr. Bowes is a director and CEO/CFO of the Company and is not independent.  The Company intends to expand its Board of Directors in the future to ensure that the majority of the members of the Compensation and Nomination Committees are independent but this can only take place after the Company’s poor financial condition is addressed and its future direction clarified.  At that time the two committees will be merged into one.

The Compensation and Nomination Committees oversees the remuneration, nomination and appointment policies and practices of the Company. The principal responsibilities of the Compensation and Nomination Committees include: (i) considering the Company’s overall remuneration strategy and, where information is available, verifying the appropriateness of existing remuneration levels using external sources for comparison; (ii) comparing the nature and amount of the Company’s directors’ and executive officers’ compensation to performance against goals set for the year while considering relevant comparative information, independent expert advice and the financial position of the Company; (iii) making recommendations to the Board of Directors in respect of director and executive officer remuneration matters with the overall objective of ensuring maximum shareholder benefit from the retention of high quality board and executive team members; (iv) considering nominees for independent directors of the Company; and (v) planning for the succession of directors and executive officers of the Company, including appointing, training and monitoring senior management to ensure that the Board of Directors and management have appropriate skill and experience.

The Board of Directors and the Compensation Committee are responsible for establishing, implementing and monitoring the policies governing compensation for  executives. Officers may be members of the Board of Directors and are able to vote on matters of compensation. During the year ended December 31, 2010 neither the Board nor the Compensation Committee employed any outside consultants to assist in carrying out their responsibilities with respect to executive compensation, although they have access to general executive compensation information regarding both local and national industry compensation practices. In future periods the Company may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities. Base salaries are established as necessary. During the year ended December 31, 2010 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives is equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. Gregory Bowes was granted 2,500,000 common shares during  the year ending December 31, 2009.

Other Benefits: Executive Officers and employees receive no other benefits.

Audit Committee

The Audit Committee is comprised of Messrs. Birge and Bowes. The Audit Committee is not compliant with Canada’s Multilateral Instrument 52-110 - Audit Committees (“MI 52-110”) because the majority of the members are not independent.  Mr. Bowes is CEO/CFO and therefore not independent.  Mr. Birge is independent.  It is the Company’s objective to add additional Board members in the future to comply with MI 52-110 once the Company’s financial position has been stabilized and its future direction clarified.  It is also the Company’s intention to implement an Audit Committee charter at that point in time.  Each member of the Audit Committee is financially literate within the meaning of MI 52-110.

The Audit Committee oversees the accounting and financial reporting practices and procedures of the Company, and the audits of the Company’s financial statements. The principal responsibilities of the Audit Committee include: (i) overseeing the quality and integrity of the internal controls and accounting procedures of the Company, including reviewing the Company’s procedures for internal control with the Company’s auditor and Chief Financial Officer; (ii) reviewing and assessing the quality and integrity of the Company’s annual and quarterly financial statements and related management’s discussion and analysis, as well as all other material continuous disclosure documents, such as the Company’s annual information form; (iii) monitoring compliance with legal and regulatory requirements related to financial reporting; (iv) reviewing and approving the engagement of the auditor of the Company and independent audit fees; (v) reviewing the qualifications, performance and independence of the auditor of the Company, considering the auditor’s recommendations and managing the relationship with the auditor, including meeting with the auditor as required in connection with the audit services provided by the Company; (vi) reviewing the Company’s risk management procedures; (vii) reviewing any significant transactions outside the Company’s ordinary course of business and any pending litigation involving the Company; and (viii) examining improprieties or suspected improprieties with respect to accounting and other matters that affect financial reporting.

Each member of the Company’s Audit Committee has adequate education and experience that is relevant to their performance as an Audit Committee member and, in particular, education and experience that have provided the member with: (a) an understanding of the accounting principles used by the Company to prepare its financial statements and the ability to assess the general application of those principles in connection with estimates, accruals and reserves; (b) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements or experience actively supervising individuals engaged in such activities; and (c) an understanding of internal controls and procedures for financial reporting.  Mr. Bowes holds a Master’s Degree in Business Administration, has held President, CEO and CFO positions with other publicly listed companies, and is familiar and experienced with financial statements and the reporting requirements of public companies. Mr. Birge is the Chief Financial Officer of Wind Works Power Corp (WWPW – OTC:BB) since September of 2009.  He was previously the President, Chief Executive Officer and a Director of Ammex Gold Mining Corp. (AMXG - OTC:BB), a publicly traded gold mining company, from December 2007 until September 2009.  Prior to that, he was President, Chief Executive Officer and a Director of the Company (IDSM – OTC:BB) from October 2006 until April 2007.  He served on the Advisory Board and as Vice President of Operations of the Trust for Sustainable Development and was Business and Operations Analyst – Southern Ontario for Bell Canada Mobile.  Mr. Birge was an Associate Professor at United States International University (Mexico City Campus) and was twice elected to serve on the Academic Counsel as the Head of Graduate Business Studies. He is a consultant to public and private companies doing business in Canada, the United States and Mexico and is also a partner in a Honda car dealership.  Mr. Birge attended Simon Fraser University (BA), the University of Calgary (B.Ed) and the United States International University (M.Sc.). Mr. Birge is 57 years old.  In these capacities, they have had experience preparing, analyzing or evaluating financial statements for public companies or actively supervising individuals engaged in such activities, and have developed an understanding of the accounting principles used by the Company to prepare its financial statements and an understanding of internal controls and procedures for financial reporting.

Directors’ and Officers’ Liability Insurance

The Company carries directors’ and officers’ liability insurance but does not maintain any key man insurance.

Reliance on Certain Exemptions

The Company is not relying upon any exemptions under MI 52-110.

Pre-approval Policy

The Company has not yet adopted any specific policies or procedures for the engagement of non-audit services. Such matters are the subject of review and pre-approval by the Audit Committee.

CORPORATE GOVERNANCE

The Company does not currently have a Corporate Governance Committee and therefore is not in compliance with Canada’s NP 58-201.  It is the Company’s intention to form a Corporate Governance Committee and to pass a written mandate of the Board of Directors in compliance with NP 58-201 once its financial position is stabilized and its future direction is clarified.

The Corporate Governance Committee will oversee the Company’s approach to corporate governance matters. The principal responsibilities of the Corporate Governance Committee will  include: (i) monitoring and overseeing the quality and effectiveness of the corporate governance practices and policies of the Company; (ii) adopting and implementing corporate communications policies and ensuring the effectiveness and integrity of communication and reporting to the Company’s shareholders and the public generally; and (iii) administering the Board of Directors’ relationship with the management of the Company.

The Board of Directors of the Company is comprised of two members.   Only Mr. Birge is independent. Mr. Bowes is a director and CEO/CFO of the Company and is not independent.  It is the Company’s intention to expand its Board of Directors and to add other independent directors once its financial position is stabilized and its future direction clarified.   Mr. Bowes is also a director of Mazorro Resources Ltd (TSXV) and Mr. Birgeis the Chief Financial Officer of Wind Works Power Corp..

The Board of Directors held a number of formal meetings in 2010, and all directors were in attendance, and a number of resolutions of the Board of Directors were passed through the use of unanimous written consent resolutions.

Position Descriptions

The Board of Directors has not developed written position descriptions for the chair of each committee of the Board of Directors, and the Board of Directors and its Chief Executive Officer have not developed a written position description for the Chief Executive Officer. The Board of Directors and the Chief Executive Officer will consider the development of written position descriptions in the future, taking into consideration the size of the Company and its Board of Directors, the stage of the Company’s development and enabling the Board of Directors and its committees to operate in an efficient and flexible manner. In the meantime, the Board of Directors expects the members of the Board of Directors to provide leadership and to manage the Board of Directors and ensure that it carries out its duties and responsibilities, and the Chief Executive Officer reports to the Board of Directors. Similarly, the Board of Directors expects the members of each committee to provide leadership and to manage the committee and ensure that the committee carries out its duties and responsibilities.

Orientation and Continuing Education

The Company does not have a formal orientation and education program for new directors. The Company has not held a formal orientation for the members of its Board of Directors, but the members of the Board of Directors are aware of the Company and its operations, activities and plans throughout the course of their meetings and discussions. The Company will make directors aware of current disclosure, governance and reporting guidelines and regulations and directors are also encouraged to keep informed of new developments individually. Board members are also encouraged to communicate with management, auditors and technical consultants as required.

Ethical Business Conduct

The Company is committed to conducting its business in accordance with applicable laws, rules and regulations, and in accordance with industry standards of business ethics, and to full and accurate disclosure in compliance with applicable securities laws. In furtherance of the foregoing, the Company will adopt a written Code of Business Conduct and Ethics (the “Code”) which applies to all directors, officers and employees of the Company and sets forth specific policies to guide such individuals in the performance of their duties, once the Company’s financial position is stabilized and its furture direction clarified. The Company will also institute a “whistle blower policy” at that time whereby infractions can be reported to the Company’s Corporate Secretary or Audit Committee.

Under applicable corporate laws, any director or executive officer that has a material interest in a transaction or agreement that is being considered by the Company is required to declare a conflict of interest and is excluded from voting and from the decision making process with respect to that issue.

Other Board Committees

The Company has no current or proposed standing committees other than the Audit Committee, Nominating and Compensation Committees.

Assessments

The Board of Directors has not conducted any assessment of the Board of Directors, its committees or individual directors. The Company will consider conducting such assessments as and when appropriate. The Company has a relatively small Board of Directors which provides the opportunity for all directors to actively interact and to become familiar with one another. It is expected that any issues with respect to effectiveness and contribution would readily become apparent in this environment.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of  March 31, 2011. There were 177,701,614 shares outstanding as at March 31, 2011 as well as the date hereof.

Name and Address* of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership of Class
Campbell Birge Director	6,955,000	3.9%

Gregory Bowes, Director	7,000,000	3.9%
Directors and officers as a Group	13,955,000	7.8%

*Suite 201, 290 Picton Avenue, Ottawa, Ontario, Canada K1Z 8P8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
(1)	Audit Fees	2010:	$73,985	2009: $22,873
(2)	Audit-Related Fees:	None
(3)	Tax Fees:	None
(4)	All Other Fees:	2010:	None	2009 none
included with registration statement.
(5)	The audit committee has not established any pre-approval policies and procedures for Audit Fees.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	See attached Financial Statements.

(2)	Not applicable.

(3)	Exhibits filed or incorporated by reference with this annual report.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
14.1	Code of Ethics (3)
16.1	Rotenberg and Company, LLP letter dated November 4, 2009 (4)
16.2	EFP Rotenberg, LLP letter dated March 4, 2010 (5)
31.1	Section 302 Certification (CEO)
31.2	Section 302 Certification (CFO)
32.1	Section 906 Certification (CEO)
32.2	Section 906 Certification (CFO)

(1)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated March 16, 2004.

(2)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated January 6, 2004.

(3)	Incorporated by reference from the exhibits included with the Company's 8-K filed with the Securities and Exchange Commission, January 6, 2004

(4)	Incorporated by reference from the exhibits included with the Company's 8-K filed with the Securities and Exchange Commission, November 9, 2009.

(5)	Incorporated by reference from the exhibits included with the Company's 8-K filed with the Securities and Exchange Commission, March 5, 2010.

ITEM 16 - EXHIBITS

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011	INDUSTRIAL MINERALS, INC.

By: /s/ Gregory Bowes
Gregory Bowes, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	INDUSTRIAL MINERALS, INC.

By: /s/ Gregory Bowes
Gregory Bowes, Chief Financial Officer