Form 10-Q
period 2011-03-31
INDUSTRIAL MINERALS INC
filed 2011-05-16
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2011

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

Suite 201, 290 Picton Ave., Ottawa, Ontario, Canada K1Z 8P8
----------------------------------------
(Address of principal executive offices)

(613) 241-9959
---------------------------
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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 16, 2011: 177,701,614 shares.

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

The financial statements have been prepared by Industrial Minerals, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements as at December 31, 2010, included in the Company's Form 10-K.

Industrial Minerals, Inc.
(an exploration stage company)
Balance Sheets

	As at	As at
	March 31	December 31
	2011	2010
	$	$
	( note 1)	(note 1)
	(unaudited)
Assets
Current
Cash	396,014	46,191
Receivables	151	165,854
Due from related party (note 8)	506,734	-
Prepaid expenses and deposits	10,271	174,570
Deferred costs	-	133,047
Total current assets	913,170	519,662
Investments in non-consolidated affiliates (note 3)	4,691,135	-
Reclamation deposit (note 6)	-	316,218
Fixed assets	-	426,396
Total assets	5,604,305	1,262,276

Liabilities
Current
Accounts payable and accrued liabilities	128,130	746,695
Accrued interest payable	-	-
Other payable	105,000	48,016
Loans payable (note 7)	-	150,000
Total current liabilities	233,130	944,711
Asset retirement obligations (note 6)	-	316,219
Total liabilities	233,130	1,260,930

Stockholders’ equity
Common stock 200,000,000 shares authorized, $0.0001 par value; 177,701,614 shares issued and outstanding	17,767	17,767
Additional paid-in capital	12,228,245	12,228,245
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage	(6,768,852)	(12,457,916)
	5,371,175	(317,889)
Non-controlling interest (note 3)	-	319,235
Total stockholders' equity	5,371,175	1,346

Total liabilities and stockholders' equity	5,604,305	1,262,276
See accompanying notes to financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

Industrial Minerals, Inc.
(an exploration stage company)
Statements of Operations and Retained Deficit

	3 months ended March 31
	2011	2010
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
General and administrative expenses
Professional fees	9,548	17,212
Royalties	-	12,969
Depreciation and amortization	-	26,001
Management fees and salaries (note 8)	7,634	108,485
Exploration expense	-	719
General and administration	9,676	14,791
	26,858	180,177

Loss from operations	(26,858)	(180,177)
Interest and other income	-	-
Foreign exchange loss	(3)	(53,367)
Gain on debt settlement	-	4,359
Net loss	(26,860)	(229,185)
Net loss attributable to non-controlling interest	-	25,974
Gain on deconsolidation (note 2)	6,035,839	-
Equity loss pick-up	(259,915)	-
Loss on revaluation of debt	(60,000)	-
Net gain (loss) attributable to the company	5,689,064	(203,211)
Retained earnings (deficit) beginning of period	(12,457,916)	(11,359,994)
Retained earnings (deficit) end of period	(6,768,852)	(11,563,205)

Net gain (loss) per share - basic and diluted	0.03	(0.00)
Weighted average number of common shares outstanding – basic and diluted	177,701,614	163,248,416
See accompanying notes to financial statements

Industrial Minerals, Inc.
(an exploration stage company)
Consolidated Statements of Cash Flows

	3 months ended March 31
	2011	2010
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities
Net gain (loss) attributable to the company	5,689,064	(203,211)
Depreciation and amortization	-	26,001
Stock-based compensation	-	10,590
Loss on debt settlement	-	4,359
Net loss attributable to non-controlling interest		(25,974)
Gain on deconsolidation	(6,035,839)	-
Equity loss pick-up	259,915	-
Loss on amounts due to related party	60,000	-
Changes in non-cash operating working capital:
Prepaid expenses and deposits	6,163	-
Accounts payable and accrued liabilities	9,177	54,532
	(11,520)	(133,704)

Financing activities
Proceeds from issuance of notes	-	132,922
Due to related party	-	3,069
Net proceeds from sale of common stock of subsidiary	-	1,789,569
Loan repayments	-	(236,856)
	-	1,688,704
Effect of exchange rates on cash		15,482

Investing activities
Due from related party	(597,866)	(6,773)
Proceeds from sale of investment	1,005,400	-
	407,534	(6,773)

Net increase in cash	396,014	1,563,709
Cash, beginning of period	-	271,168
Cash, end of period	396,014	1,834,877

Non-cash transactions
Shares issued for settlement of debt	-	-

Supplementary information
Interest paid	-	-
Income taxes paid	-	-
See accompanying notes to financial statement

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of Industrial Minerals, Inc. (the “Company”), for the period ended March 31, 2011 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for the interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2010.

The Company's fiscal year-end is December 31.

For Three Months Ended March 31, 2011

The Company consolidated the results of Northern Graphite Corporation (“Northern”) in its financial statements up until December 31, 2010.  As of January 7, 2011, the Company determined that it would no longer consolidate Northern in its financial statements for the period ending March 31, 2011. Accordingly, the Company deconsolidated Northern from the financial statements effective January 7, 2011 and the financial statements for the period ending March 31, 2011 are presented on a non-consolidated basis whereas the comparative financial statements for the period ending December 31 and March 31, 2010 are presented on a consolidated basis.

Exchange Rates & U.S. Dollar

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

Exchange gains and losses are primarily the result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currency of the Company’s foreign subsidiary), as well as their effect on the dollar denominated inter-company obligations between the Company and its foreign subsidiary. All inter-company balances are revolving in nature and are not deemed to be long-term balances. For the three months ended March 31, 2011 and 2010, foreign currency losses of $3 and $53,367, respectively, were recognized.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a)	Organization

The Company was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp. the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc.  Operations are carried out through the Company’s subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”).As a result of a number of financings and other transactions completed in 2010, the Company’s interest is Northern was reduced from 100% to 51.2% as at December 31, 2010.  As at January 7th, 2011, the Company sold 2,000,000 shares of Northern Graphite, reducing its ownership interest to 42.51%.  Subsequent to March 31, 2011, Northern completed an initial public offering which further reduced the Company’s ownership to 31.5% (see note 9).

(b)	Accounting Policies

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

(c)	Principals of Consolidation

As a result of the Company having reduced its ownership of Northern to an amount less than majority ownership as at January 7th, 2011, the Company deconsolidated its interest in Northern Graphite and has presented its ownership in Northern according to the equity method of accounting for the three months ended March 31, 2011. As a result, the interim financial statements of the Company, for the period ended March 31, 2011 and the notes thereto have been prepared on a non-consolidated basis whereas the financial statements and interim financial statements of the Company, for the periods ending December 31, 2010 and March 31, 2010 and the notes thereto have been prepared on a consolidated basis.

In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, "Consolidation" with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity.  In accordance with this guidance, the Company has determined that it has no obligation to absorb losses of Northern Graphite Corporation ("Northern Graphite") or the right to receive benefits from Northern that could potentially be significant to the variable interest entity and accordingly, Northern was deconsolidated in January of 2011 and is being accounted for under the equity method of accounting. The deconsolidation of Northern resulted in a decrease in assets, liabilities and noncontrolling interest as of January 1, 2011 of $1,205,663, $1,084,783 and $319,235, respectively. These changes included the deconsolidation of: (a) mine reclamation deposit totaling $316,218; (b) property, plant and equipment, net totaling $426,396; and (c) asset retirement obligation liabilities totaling $316,218.  The Company recognized a gain on its deconsolidation of $6,035,839.  The portion of this gain related to the remeasurement of retained investment in Northern related to its fair value was $4,811,588.    Fair value was determined using the share price of $0.50 received in proceeds in the Company’s sale of shares in the deconsolidation transaction with a non-related party.  Additionally, as a result of Industrial Minerals’ investment in Northern Graphite being accounted for under the equity method, an investment of $11,069,565 was recorded on January 1, 2011.

The Company accounts for non-marketable investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if there is an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for additional investments and their proportionate share of earnings or losses and distributions. The Company records its share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes, in its consolidated statements of operations. Equity investments of less than 20% are stated at cost. The cost is not adjusted for its proportionate share of earnings or losses. The Company evaluates its equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, the Company compares fair value of the investment to its carrying value to determine whether impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline to be other than temporary, the excess of the carrying value over the estimated fair value is recognized as impairment in the consolidated financial statements.

Investments in non-consolidated affiliates consist of the Company’s ownership interests in Northern Graphite Corporation.

NOTE 3 – INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

On January 7, 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized total proceeds of CDN$1,000,000.  After the deconsolidation of Northern resulting from this transaction, the Company used these funds to support Northern and keep work going on the Bissett Creek Property pending the completion of Northern’s initial public offering.  As the initial public offering has been completed subsequent to March 31, 2011, this funding is no longer required and all related debt has been settled (see note 9).

As at March 31, 2011, the Company owns 9,750,000 common shares of Northern which represents a 42.5% interest.  If all warrants were exercised Northern would receive an additional C$3,544,450 and the Company’s interest in Northern would be 28.6%.

Investment	$
Balance at December 31, 2010	11,069,565
Proceeds from sale of investment	(1,005,400)
Retained deficits of Northern Graphite	(11,148,954)
Gain on deconsolidation	6,035,839
Equity pickup for three months ending March 31, 2011	(259,915)
Balance at March 31, 2011	4,691,135

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not include information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 2010.

NOTE 5 - COMMON STOCK OPTIONS

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

The following table summarizes stock option activity for the 3 months ended March 31, 2011:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options
Outstanding December 31, 2010 and March 31, 2011	9,000,000	$0.015

Exercisable at March 31, 2011 - 9,000,000.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year ending December 31, 2010 of $154,408.   No stock-based compensation expense was incurred in the three month period ended March 31, 2011.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Mine Development and Closure

A Mine Development and Closure Plan for Northern has been filed with, and accepted by, the Ministry of Northern Development and Mines (“MNDM”), in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. As the Company no longer consolidates the operations of Northern, no amount has been accounted for as a long term deposit as at March 31, 2011. A financial assurance in the amount of $316,218 was accounted for as a long term deposit as at December 31, 2010.  Northern had paid this amount to the Minister of Finance for the Province of Ontario. This financial assurance represents the estimated amount that would be required to restore the Bissett Creek Property to its original environmental state. The money pledged for this financial assurance will be returned to Northern once the MNDM is satisfied that the obligations contained in the Mine  Development and Closure Plan have been performed. Should Northern not perform its obligations contained in the Mine Development and Closure Plan the MNDM will restore the Bissett Creek Property to its original environmental state using the assurance and Northern will be responsible for any costs in excess of this amount.

NOTE 7 – NOTES AND LOANS PAYABLE

During the three months ended March 31, 2011, there were no transactions involving notes and loans payable. As the Company no longer consolidates the operations of Northern, no amount has been accounted for as a note or loan payable as at March 31, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the 3 months ended March 31, 2011:

a) The Company and Northern entered into an intercompany revolving loan agreement whereby all amounts due from Northern to the Company would be provided under a $600,000 credit facility which is repayable in two years, unless an initial public offering of at least $3,000,000 is completed by Northern before such date.  In this case, Industrial could demand repayment immediately.  The credit facility bore interest from March 1st, 2011 at an annual rate of 7.5 per cent and was payable annually, or earlier at any time that the credit facility is repaid in full.  As at March 31, 2011, Northern had drawn $506,734 on this agreement.

b) The Company expensed management fees to directors and to companies controlled by directors of $7,634 (2010 – $47,555).

As at March 31, 2011, accounts payable and accrued liabilities included $7,634 (December 31, 2010 - $141,961) due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

NOTE 9 – SUBSEQUENT EVENTS

Northern filed a preliminary prospectus on September 10, 2010 with the securities regulatory authorities in the provinces of Ontario, British Columbia and Alberta in connection with a proposed initial public offering (“IPO”) of Northern’s common shares consisting of a minimum of 2,000,000 and a maximum of 6,000,000 common shares at a price of $0.50. On April 7, 2011, Northern filed a Final Prospectus with securities regulatory authorities in the provinces of Ontario, Alberta and British Columbia and on April 18 closed the sale of 8,000,000 common shares at an issue price of CDN$0.50 per common share for gross proceeds of CDN$4,000,000. The Common Shares were conditionally approved for listing on the TSX Venture Exchange (the “TSXV”) and commenced trading on April 20, 2011 under the trading symbol “NGC”.   As a result of Northern’s IPO, the Company’s ownership of Northern was reduced to 31.5% as at April 18, 2011

Effective March 1st, 2011, the Company and Northern entered into intercompany revolving loan agreement whereby all amounts due from the Northern to the Company would be provided under a $600,000 credit facility which is repayable in two years, unless an initial public offering of at least $3,000,000 is completed by Northern before such date.  In this case, Industrial could demand repayment immediately.  The credit facility bore interest from March 1st, 2011 at an annual rate of 7.5 per cent and was payable annually, or earlier at any time that the credit facility is repaid in full. This debt and the related interest were settled as at April 26th, 2011.

On April 19, 2011 Douglas Perkins, who joined the Board of Directors effective the same date, was granted 2,250,000 options to purchase common shares at a price of $0.07 per share for a period of five years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unaudited

Overview
Industrial Minerals, Inc. (“IMI” or "the Company"), a Delaware Corporation, was incorporated on November 6, 1996 under the name Winchester Mining Corp. The name of the Company was changed to PNW Capital, Inc. on May 16, 2000.  In 2002, PNW Capital, Inc. acquired Industrial Minerals Incorporated, a private Nevada Corporation, and changed its name to Industrial Minerals, Inc.

The Company is an exploration stage company.  The Company’s sole asset and entire focus is its 31.5% interest in Northern Graphite Corporation (“Northern”).  Northern holds a 100% interest in a number of mineral claims and a mining lease covering a deposit of natural graphite located in Maria Township, approximately 180 miles northeast of Toronto, Ontario and near  the town of Bissett Creek (the “Bissett Creek Property”).  The Bissett Creek Property is subject to a C$20 per ton royalty on graphite concentrate produced which includes an annual advance royalty C$27,000.  A 2.5% net smelter return royalty is payable with respect to any other minerals produced from the Bissett Creek Property.

In August 2004, Northern received notice from the Ministry of Northern Development and Mines (“MNDM”) for the Province of Ontario that the Bissett Creek Property Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario was considered filed. Accordingly, Northern was authorized to begin mining graphite from the Bissett Creek Property and to produce graphite using a dry recovery process.  A small plant was built but the dry recovery process was not successful and commercial production was never achieved.  The Bissett Creek Property was put on care and maintenance in 2005.  In the latter part of 2009 and in the first quarter of 2010 Northern raised additional financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%.  Subsequent to the end of 2010 the Company’s interest was reduced to 31.5% as the result of it selling 2,000,000 Northern shares and of Northern completing an initial public offering of shares and becoming listed on the TSX Venture Exchange.  These transactions have enabled the Company and Northern to deal with serious debt and creditor issues and to move the Bissett Creek Property forward.  Northern initiated the environmental and mine permitting process, metallurgical testing, infill and exploration drilling and a prefeasibility study, and completed exploration and infill drilling, with the objective of being in a position to make a construction decision, subject to financing and the receipt of all regulatory approvals, in late 2011 or the first part of 2012.

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

In the fourth quarter of 2009 Northern raised C$465,000 in a non-brokered financing with various lenders, including a director of the Company, of senior secured convertible non-interest bearing notes (the “Notes”) to keep the Company solvent and pay the costs of attempting to raise financing and take Northern public in Canada. The Notes were secured by a security interest over all of the assets of Northern, including the Bissett Creek Property.  In the first quarter of 2010 the amount of the Notes was increased to C$600,000, they were converted into units of Northern as described below, and the security interest was released.

In addition to the Note financing, the Company announced on October 28, 2009, that Northern had entered into a letter of intent to effect a business combination with Rattlesnake Ventures Inc. (“RVI”) (the “Transaction”). The Transaction would constitute the Qualifying Transaction of RVI, a Capital Pool Company, and if completed would result in Northern becoming publicly listed on the TSX Venture Exchange. The agreement with RVI was terminated effective February 8, 2010.

In conjunction with the Transaction, the Company also signed an engagement letter with Research Capital to complete, on a best efforts basis, a financing for Northern of up to C$6,000,000.  This financing was not completed and the agreement with Research Capital was terminated in December 2009.

In March, 2010, Northern completed a number of non-brokered private placement financings consisting of the issuance of 7,327,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1,831,750. In addition, Northern had increased the capital raised through the issuance of the Notes to C$600,000 and the Notes, pursuant to their terms, automatically converted into 3,428,571 units upon the closing of the private placements at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. It has now been determined that the expiry date of the warrants issued in the Note and private placement financings is October 7, 2012.  In addition, Northern issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors.  During 2010, Northern issued an additional 31,354 common shares to settle various claims against the Company.

On May 11, 2010, Northern entered into an agency agreement with respect to a proposed initial public offering (“IPO”) of a minimum of 2,000,000 common shares and a maximum offering of 6,000,000 common shares at an issue price of CDN$0.50 per common share for gross proceeds of CDN$1,000,000 and CDN$3,000,000 respectively.  On September 10, 2010 Northern filed a Preliminary Prospectus with securities regulatory authorities in the provinces of Ontario, Alberta and British Columbia with respect to the proposed IPO.

However, the IPO was delayed because the British Columbia Securities Commission (“BCSC”) had issued a cease trade order (“CTO”) against the Company and the TSX Venture Exchange and the Ontario Securities Commission required that the CTO be revoked before approving the prospectus relating to Northern’s IPO and the listing application.  On September 15, 2008, the BCSC had designated the Company as a reporting issuer in British Columbia under BC Instrument 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets, by virtue of the fact that the Company had a director resident in British Columbia.  As a result of technical disclosure issues and the fact that the Company had not filed a Technical Report within 45 days of issuing a press release announcing a mineral resource estimate and a preliminary assessment on the Bissett Creek Property, the BCSC issued the CTO on August 18, 2009.  The CTO was not dealt with due to the Company’s financial and management issues at the time.  As the cease trade order was in effect for longer than 90 days, the Company was considered a dormant issuer in British Columbia.  The Company first made application to the BCSC to revoke the cease trade order on October 19, 2010 and this process was completed effective March 10, 2011.

On April 18, 2011 Northern announced that it had closed its IPO and issued the maximum of 8,000,000 common shares that were qualified for distribution under its final prospectus dated April 7, 2011 at a price of CDN$0.50 per share for gross proceeds of CDN $4,000,000.  Union Securities Ltd. acted as the agent for the IPO and received a commission of $280,000 in cash (being 7% of the gross proceeds of the IPO), reimbursement of its expenses in connection with the IPO and 560,000 compensation options to purchase the same number of common shares of Northern at a price of CDN $0.50 per share until April 18, 2012.  Northern began trading on the TSX Venture Exchange as a Tier 2 Mining Issuer on April 20, 2011 under the trading symbol “NGC”.

As a result of the various financing and debt settlement transactions, as at May 12, 2011, Northern has 30,948,225 common shares outstanding as well as 11,703,571 common share purchase warrants and 2,700,000 common stock options.

Subsequent to the end of 2010, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized gross proceeds of CDN $1,000,000 in order to finance both companies during the period that Northern’s IPO was delayed due to the CTO.  The Company now owns 9,750,000 common shares of Northern which represents a 31.5% interest.  However, the Company recognizes that Northern will require substantial additional capital in the future to continue the development of the Bissett Creek Project.  While the Company is optimistic such capital can be obtained, there is no assurance that it will be available or available on terms that are attractive to the Company.

Effective April 19, 2011 Douglas Perkins joined the Board of Directors and was appointed Chairman of the Audit Committee.

Nature of Operations
Effective February 22, 2011 the Company and Northern filed an amended and restated technical report with respect to the Bissett Creek Property, prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

In 2007, the Company had retained Geostat Systems International Inc. (now SGS Canada Inc.) (“SGS”), a qualified independent consultant, to prepare a technical report, including a preliminary economic assessment, on the Bissett Creek Property in accordance with NI 43-101 (the “2007 Technical Report”).  Due to financial difficulties experienced by the Company at the time, the 2007 Technical Report was not finalized and filed with applicable Canadian securities regulatory authorities, although the Company had issued certain press releases that summarized or referred to information from the 2007 Technical Report, including with respect to a mineral resource estimate and a preliminary assessment on the Bissett Creek Property.

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

The 2010 Technical Report was prepared by Gilbert Rousseau, P.Eng. and Claude Duplessis, P.Eng. of SGS, who are the Qualified Persons responsible for the technical information contained in this press release.  A summary of the 2010 Technical Report is as follows:

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

●
Capital costs are estimated at $62.9 million assuming contract mining.  Based on an average selling price of CDN $1,700 per tonne and using a 10% discount rate, the project has a pre-tax net present value of $77.6 million and an internal rate of return of 24%.  Mineral resources are not mineral reserves and do not have demonstrated economic viability.  There are no mineral reserves on the Bissett Creek Property.

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

Northern began to implement the recommended work program in July, 2010 and has completed the drilling program at a cost of approximately $450,000 and has spent approximately $65,000 on metallurgical testing, $190,000 on the prefeasibility study and $300,000 on environmental and permitting.  In addition, Northern has spent in excess of $100,000 on hydrogeological drilling and $40,000 on an airborne topographical survey and its consultants have advised that the costs to complete the prefeasibility study and the environmental and permitting work are $250,000 and $220,000 respectively.  In addition, Northern plans to spend $250,000 on a pilot plant test in September of 2011 and $250,000 on a follow up drilling program.

Since the original completion of the Technical Report in July 2010 (and prior to its revision in February 2011), the Corporation has completed the exploration and infill diamond drilling program which consisted of approximately 2,900 meters of drilling in 51 holes.  22 holes were infill holes designed to confirm the existing resource model and to upgrade inferred resources to the indicated category.  29 holes were expansion holes which were drilled with the objectives of increasing the size of the resource and demonstrating the potential for further expansion in the future with more drilling.  All 51 holes were fairly consistently mineralized with graphite.  Potentially economic mineralization was intersected in 50 holes with widths and grades similar to historical drilling on the Bissett Creek Property.  Northern has not yet received all assays from the QA/QC program which are required before the actual drilling results can be verified by an independent QP and released. This summary of drilling results is provided by the Corporation and has been approved by Don Baxter, President who is the QP responsible for its technical content.

Once the new drill results have been compiled and analysed, the Corporation intends to carry out a small infill drill program to better define any new higher grade areas that have been identified so that they can be incorporated into the mine plan in the early years of operation.  It is expected that this program will consist of approximately 30 holes with an average depth of 50 meters for a total program of 1,500 meters.  The budget for this program is $225,000.

Metallurgical testing is underway at SGS Lakefield which is designed to confirm the results of extensive testing done in the past and to develop a flowsheet for a pilot plant that will be used as a basis for confirming and optimizing the flow sheet for a commercial scale mill on the Bissett Creek Property.  Initial results from the metallurgical testing have confirmed the historical high, 90 to 95%  recoveries of graphite that have been reported from the Bissett Creek Property but final testing is not yet complete.  Northern has booked space in the pilot plant at the SGS Lakefield facility in September and the product from the pilot plant will be supplied to potential customers for testing.  The budget for the pilot plant program is $250,000.

Northern has engaged Knight Piesold Consulting to initiate the process of amending the current Mine Closure Plan for the Bissett Creek Property and obtain the necessary approvals to begin development of the Bissett Creek Property, subject to the prefeasibility study being completed and reaching a positive conclusion.  The Company and Northern anticipate receiving such approvals by the end of 2011 or early in 2012.  SGS has been retained to perform additional metallurgical testing and complete the prefeasibility study which are scheduled for completion in the second quarter of 2011.  The objective of the Company and Northern is to be able to make a construction decision in late 2011 or early 2012, subject to financing and the receipt of all regulatory approvals.

Future Plans
The Company is currently reviewing alternatives with respect to its investment in Northern including examining the most cost and tax efficient means of distributing its Northern shares to the Company’s shareholders.  This process requires the approval of the TSX Venture Exchange and will probably require filing a registration statement in the United States.

The Company also intends to hold a shareholders meeting in the next quarter and will propose, among other things, that the Company’s common shares be consolidated on a one for 20 basis and that the name of the Company.  This will position the Company to seek a new business opportunity and raise financing related thereto.

RESULTS OF OPERATIONS
For the three months ended March 31, 2011, the Company recorded a net gain attributable to the Company of $5,689,064, or $0.03 per share, compared to a net loss of $203,211 for the three months ended March 31, 2010, or $0.00 per share.  This net gain during the three months ending March 31st, 2011 resulted as the Company recognized a gain of $6,035,839 on the deconsolidation of its investment holdings.  This gain was due to the sale of 2,000,000 shares of Northern and the resultant decline in the Company’s interest below 50% which made it necessary for the Company to change its accounting treatment for the investment. The Company had no revenues for the period ended March 31 in both 2011 and 2010 as the Company is an exploration stage company with no source of revenues.

For the three months ended March 31, 2011, expenses amounted to $26,858 compared to $180,177 for the three months ended March 31, 2010.   There were higher expenses for the three months ended March 31, 2010 as the Company consolidated the results of Northern during this period.  Management fees and salaries declined to $7,634 for the three months ended March 31, 2011 compared to $108,485 for the three months ended March 31, 2010, primarily as a result of the deconsolidation of Northern in 2011.  Included in expenses for the three months ended March 31, 2010 was $154,408 in stock compensation expense.  The Company did not record any stock-based compensation expense for the three months ended March 31, 2011.  Professional fees decreased to $9,548 in the three months ended March 31, 2011 from $17,212 in 2010, as a result of the deconsolidation of Northern.

The Company currently has no full time employees.  It currently contracts with consultants for administrative and financial services

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash as at March 31, 2011 of $396,014 versus $46,191 as at December 31, 2010 due to the sale of Northern shares.  On January 2, 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized total proceeds of CDN$1,000,000.  As a result of this sale, the Company’s interest in Northern Graphite was reduced to 42.5%.  The Company used these funds to support Northern and keep work going on the Bissett Creek Property pending the completion of Northern’s IPO.

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

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants, and has 30,948,225 common shares outstanding as at May 12, 2011.  The Company owns 9,750,000 common shares of Northern which represents a 31.5% interest as at May 12, 2011.  If all warrants were exercised Northern would receive an additional C$3,837,393 and the Company’s interest in Northern would be 22.9% as at May 12, 2011.

As at December 31st, 2010, the Company accounted for a long-term deposit that Northern has with the Ministry of Finance for the Province of Ontario to ensure that enough funds are available to affect the proper reclamation and closure of the Bissett Creek Property. The Company's initial deposit in 2004 amounted to C$288,363 and since that time accrued interest had increased the deposit to $316,219 as at December 31, 2010.   As of March 31, 2011, the Company no longer consolidates the operations of Northern and therefore, no longer accounts for this long-term deposit.

Effective March 1st, 2011, the Company and Northern entered an intercompany revolving loan agreement whereby all amounts due from Northern to the Company would be provided under a $600,000 credit facility. It is repayable in two years, unless an IPO of at least $3,000,000 is completed by Northern before such date.  In this case, the Company could demand repayment immediately.  The credit facility bears interest from March 1st, 2011 at an annual rate of 7.5 per cent and is payable annually, or earlier at anytime that the credit facility is repaid in full. As at March 31, 2011, Northern had borrowed  $506,734 from the Company under the terms  of their intercompany revolving loan agreement. Upon Northern having completed its IPO, this debt and the related interest were settled as at April 26th, 2011.

Although the Company currently has no revenue sources, the funding raised by the Company and through the sale of shares of Northern, is sufficient to pay operating and administrative costs for the time being.   In the future, the Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company or Northern.

Going Concern Consideration
The Company's auditors in their report for the year ended December 31, 2010 have expressed a concern that the Company may not be able to continue as a going concern.  The Company had a net gain attributable to the Company of $5,689,064 and a loss from operations of $26,858 for the three months ended March 31, 2011.  The Company’s net gain for this three month period included a gain on deconsolidation of $6,035,839. The Company has had recurring losses and an accumulated deficit of $6,768,852 since inception.  The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

As of January 7th, 2011, the Company no longer has majority ownership of Northern.  On April 18, 2011, Northern completed its IPO and closed the sale of 8,000,000 common shares at an issue price of CDN$0.50 per common share for gross proceeds of CDN$4,000,000.  As at April 26th, 2011, the intercompany revolving loan agreement between Northern and the Company was settled.  The Company is no longer raising capital for the support of Northern.  The Company believes that it will continue to be able to raise additional funds from public or private debt or equity sources to continue to operate. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the quarter ended March 31, 2011. Management has determined that (i) inadequate staffing and supervision, and the resulting ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

Dated:  May 16, 2011    INDUSTRIAL MINERALS, INC.

            By: /s/ Gregory Bowes
                                                   President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  May 16, 2011    INDUSTRIAL MINERALS, INC.

            By: /s/ Gregory Bowes
               Chief Financial Officer