Form 10-Q
period 2011-06-30
Mindesta Inc.
filed 2011-08-11
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ______________

Commission File Number 000-30651

MINDESTA INC.
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

Yes [  ] No [X]

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

Yes [  ]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 10, 2011: 8,885,081 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto for the three and six month periods ended June 30, 2011 (the “Financial Statements”), attached hereto and incorporated by this reference. The financial statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The Financial Statements should be read in conjunction with the audited financial statements as at December 31, 2010, included in the Company's Form 10-K.

Mindesta Inc.
(an exploration stage company)
Balance Sheets

	As at	As at
	June 30	December 31
	2011	2010
	$	$
	( note 1)	(note 1)
Assets	(unaudited)
Current
Cash	862,347	46,191
Receivables	151	165,854
Due from related party (note 8)	43,767	-
Prepaid expenses and deposits	3,944	174,570
Deferred costs	-	133,047
Total current assets	910,209	519,662
Investment in non-consolidated affiliate (note 3)	4,013,658	-
Reclamation deposit (note 6)	-	316,218
Fixed assets	-	426,396
Total assets	4,923,867	1,262,276

Liabilities
Current
Accounts payable and accrued liabilities	400,865	746,696
Accrued interest payable	-	-
Other payable	75,000	48,016
Loans payable (note 7)	-	150,000
Total current liabilities	475,865	944,712
Asset retirement obligations (note 6)	-	316,218
Total liabilities	475,865	1,260,930

Stockholders’ equity
Common stock 200,000,000 shares authorized, $0.0001 par value; 8,885,081 shares issued and outstanding (note 5)	17,767	17,767
Additional paid-in capital	12,383,641	12,228,245
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage	(7,847,421)	(12,457,916)
	4,448,002	(317,889)
Non-controlling interest (note 3)	-	319,235
Total stockholders' equity	4,448,002	1,346

Total liabilities and stockholders' equity	4,923,867	1,262,276

See accompanying notes to financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

F4

Mindesta Inc.
(an exploration stage company)
Statements of Operations and Retained Deficit

	3 months ended June 30		6 months ended June 30
	2011	2010	2011	2010
	$	$	$	$
			(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses
Professional fees	61,584	34,275	71,132	51,617
Royalties	-	-	-	13,048
Depreciation and amortization	-	24,512	-	50,510
Management fees and salaries (note 8)	161,629	90,495	169,264	202,174
Exploration expense	-	167,610	-	167,610
General and administration	213,556	68,735	223,232	80,841
	436,769	385,627	463,628	565,800

Loss from operations	(436,769)	(385,627)	(463,628)	(565,800)
Interest and other income	5,700	1,125	5,700	-
Foreign exchange loss	(22)	-	(24)	(52,201)
Gain on debt settlement	-	381,791	-	409,375
Net loss	(431,091)	(2,711)	(457,952)	(208,626)
Net loss attributable to non-controlling interest	-	1,328	-	30,359
Gain on deconsolidation (note 2)	-	-	6,035,839	-
Equity loss pick-up	(677,477)	-	(937,392)	-
Gain (loss) on revaluation of debt	30,000	-	(30,000)	-
Net gain (loss) attributable to the company	(1,078,568)	(1,383)	4,610,495	(178,267)
Retained earnings (deficit) beginning of period	(6,768,853)	(11,379,410)	(12,457,916)	(11,202,126)
Retained earnings (deficit) end of period	(7,847,421)	(11,380,793)	(7,847,421)	(11,380,393)

Net gain (loss) per share - basic	(0.12)	(0.00)	0.52	(0.02)
Weighted average number of common shares outstanding – basic (note 5)	8,885,081	8,301,805	8,885,081	8,232,498
Net gain (loss) per share – fully diluted	(0.12)	(0.00)	0.49	(0.02)
Weighted average number of common shares outstanding – fully diluted (note 5)	8,885,081	8,301,805	9,379,832	8,232,498

See accompanying notes to financial statements

F5

Mindesta Inc.
(an exploration stage company)
Consolidated Statements of Cash Flows

	3 months ended June 30		6 months ended June 30
	2011	2010	2011	2010
	$	$	$	$
			(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities
Net gain (loss) attributable to the company	(1,078,568)	(1,383)	4,610,495	(178,267)
Depreciation and amortization	-	24,512	-	50,510
Stock-based compensation	155,396	10,590	155,396	21,180
Gain on debt settlement	-	(381,791)	-	(409,375)
Net loss attributable to non-controlling interest	-	(1,328)	-	(30,359)
Gain on deconsolidation	-	-	(6,035,839)	-
Equity loss pick-up	677,477	-	937,392	-
(Gain) loss on amounts due to related party	(30,000)	-	30,000	-
Changes in non-cash operating working capital:
Receivables	462,966	(14,362)	121,937	(21,135)
Prepaid expenses and deposits	6,327	(89,047)	170,626	(89,047)
Accounts payable and accrued liabilities	272,735	163,260	(345,830)	213,967
	466,333	(289,549)	(355,823)	(442,526)
Financing activities
Proceeds from issuance of notes	-	-	-	132,922
Due to related party	-	(191,411)	-	(188,342)
Change in notes payable	-	-	(150,000)	-
Net proceeds from sale of common stock of subsidiary	-	-	-	1,789,569
Loan repayments	-	-	-	(236,856)
	-	(191,411)	(150,000)	1,497,293
Effect of exchange rates on cash	-	(29,032)		(1,050)
Investing activities
Due from related party	-	-	(3,017)	-
Change in investments	-	-	319,596	-
Proceeds from the sale of shares of subsidiary	-	-	1,005,400	-
	-	-	1,321,979	-

Net increase (decrease) in cash	466,333	(509,992)	816,156	1,053,717
Cash, beginning of period	396,014	1,834,877	46,191	271,168
Cash, end of period	862,347	1,324,885	862,347	1,324,885

Non-cash transactions
Shares issued for settlement of debt	-		-	-

Supplementary information
Interest paid	-		-	-
Income taxes paid	-		-	-

See accompanying notes to financial statements

F6

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the three and six month periods ended June 30, 2011 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2010.

The Company's fiscal year-end is December 31.

For Six Months Ended June 30, 2011

The Company consolidated the results of Northern Graphite Corporation (“Northern”) in its financial statements up until December 31, 2010. As of January 7, 2011, the Company determined that it would no longer consolidate Northern in its financial statements for the period ending March 31, 2011. Accordingly, the Company deconsolidated Northern from the financial statements effective January 7, 2011 and the financial statements for the period ending June 30, 2011 are presented on a non-consolidated basis whereas the comparative financial statements for the periods ending December 31 and June 30, 2010 are presented on a consolidated basis.

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

Exchange gains and losses are primarily the result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currency of the Company’s foreign subsidiary), as well as their effect on the dollar denominated inter-company obligations between the Company and its foreign subsidiary. All inter-company balances are revolving in nature and are not deemed to be long-term balances. For the six months ended June 30, 2011 and 2010, foreign currency losses of $24 and $52,201, respectively, were recognized.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a) Organization

The Company was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been carried out through the Company’s subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions completed in 2010, the Company’s interest is Northern was reduced from 100% to 51.2% as at December 31, 2010. On January 7th, 2011, the Company sold 2,000,000 shares of Northern and on April 18, 2011, Northern completed an initial public offering which reduced the Company’s ownership to 30.9% as at June 30, 2011. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis.

(b) Accounting Policies

This summary of significant accounting policies of Mindesta Inc. is presented to assist in understanding the Company's financial statements. The Financial Statements are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the Financial Statements.

F7

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

(c) Principals of Consolidation

As a result of the Company having reduced its ownership of Northern to an amount less than majority ownership as at January 7th, 2011, the Company deconsolidated its interest in Northern and has presented its ownership in Northern according to the equity method of accounting for the six months ended June 30, 2011. The interim Financial Statements of the Company, for the period ended June 30, 2011 and the notes thereto have therefore been prepared on a non-consolidated basis whereas the financial statements and interim financial statements of the Company, for the periods ending December 31, 2010 and June 30, 2010 and the notes thereto have been prepared on a consolidated basis.

F8

In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, "Consolidation" with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. In accordance with this guidance, the Company has determined that it has no obligation to absorb losses of Northern or the right to receive benefits from Northern that could potentially be significant to the variable interest entity and accordingly, Northern was deconsolidated in January of 2011 and is being accounted for under the equity method of accounting. The deconsolidation of Northern resulted in a decrease in assets, liabilities and non-controlling interest as of January 1, 2011 of $1,205,663, $1,084,783 and $319,235, respectively. These changes included the deconsolidation of: (a) mine reclamation deposit totaling $316,218; (b) property, plant and equipment, net totaling $426,396; and (c) asset retirement obligation liabilities totaling $316,218. The Company recognized a gain on its deconsolidation of $6,035,839. The portion of this gain related to the remeasurement of retained investment in Northern related to its fair value was $4,811,588. Fair value was determined using the share price of $0.50 received in proceeds in the Company’s sale of shares in the deconsolidation transaction with a non-related party. Additionally, as a result of Industrial Minerals’ investment in Northern being accounted for under the equity method, an investment of $11,069,565 was recorded on January 1, 2011.

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

Investments in non-consolidated affiliates consist of the Company’s ownership interest in Northern Graphite Corporation.

NOTE 3 – INVESTMENT IN NON-CONSOLIDATED AFFILIATE

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

As at June 30, 2011, the Company owns 9,750,000 common shares of Northern which represents a 30.9% interest. If all warrants were exercised Northern would receive an additional C$3,617,153and the Company’s interest in Northern would be 22.9% .

Investment	$
Balance at December 31, 2010	11,069,565
Proceeds from sale of investment	(1,005,400)
Retained deficits of Northern Graphite	(11,148,954)
Gain on deconsolidation	6,035,839
Equity pickup for six months ending June 30, 2011	(937,392)
Balance at June 30, 2011	4,013,658

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the three and six month periods ended June 30, 2011 and 2010. Interim results are not necessarily indicative of results for a full year.

F9

The financial statements and notes are presented as permitted by Form 10-Q, and do not include information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 2010.

NOTE 5 – STOCKHOLDER’S EQUITY

A. COMMON STOCK OPTIONS

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

On July 26, 2011, the Company consolidated its common stock on a 20:1 basis. All common stock numbers and stock option numbers have been restated to reflect the consolidation.

On September 20, 2010, the Company granted stock options to purchase 450,000 common shares at a price of $0.30 per share until September 20, 2015. All options vested immediately. The fair value of the option grant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 220%; risk-free interest rate of 2.24%; and an expected term of 5 years.

On April 19, 2011, the Company granted stock options to purchase 112,500 common shares at a price of $1.40 per share until April 19, 2016. All options vested immediately. The fair value of the option grant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 220%; risk-free interest rate of 2.09%; and an expected term of 5 years.

The following table summarizes stock option activity for the 6 months ended June 30, 2011:

	Number of securities to be
Equity compensation plans not approved by security	issued upon exercise of	Weighted-average exercise
holders	outstanding options	price of outstanding options
Outstanding December 31, 2010	450,000	$0.30
Issued	112,500	$1.40
Outstanding at June 30, 2011	562,500	$0.52

Exercisable at June 30, 2011 – 562,500.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year ending December 31, 2010 of $154,408. Stock-based compensation expense of $155,396 was incurred in the six month period ended June 30, 2011.

B. COMMON STOCK

The number of common shares outstanding for June 30, 2011 and December 31, 2010, before and after giving effect to the 20:1 stock consolidation was as follows:

	Before giving effect to the	After giving effect to the 20:1
As at:	20:1 consolidation	consolidation
June 30, 2011	177,701,620	8,885,081
December 31, 2010	177,701,620	8,885,081

The basic weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the three months ended:	20:1 consolidation	consolidation
June 30, 2011	177,701,614	8,885,081
June 30, 2010	166,036,100	8,301,805
For the six months ended:
June 30, 2011	177,701,614	8,885,081
June 30, 2010	164,649,959	8,232,498

F10

The fully-diluted weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the three months ended:	20:1 consolidation	consolidation
June 30, 2011	177,701,614	8,885,081
June 30, 2010	166,036,100	8,301,805
For the six months ended:
June 30, 2011	187,596,640	9,379,832
June 30, 2010	164,649,959	8,232,498

For the three months ended June 30, 2011, and for the three and six month periods ending June 30, 2010 the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Mine Development and Closure

A Mine Development and Closure Plan for Northern has been filed with, and accepted by, the Ministry of Northern Development and Mines (“MNDM”), in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. As the Company no longer consolidates the operations of Northern, no amount has been accounted for as a long term deposit as at June 30, 2011. A financial assurance in the amount of $316,218 was accounted for as a long term deposit as at December 31, 2010. Northern had paid this amount to the Minister of Finance for the Province of Ontario. This financial assurance represents the estimated amount that would be required to restore the Bissett Creek Property to its original environmental state. The money pledged for this financial assurance will be returned to Northern once the MNDM is satisfied that the obligations contained in the Mine Development and Closure Plan have been performed. Should Northern not perform its obligations contained in the Mine Development and Closure Plan the MNDM will restore the Bissett Creek Property to its original environmental state using the assurance and Northern will be responsible for any costs in excess of this amount.

NOTE 7 – NOTES AND LOANS PAYABLE

During the six months ended June 30, 2011, there were no transactions involving notes and loans payable. As the Company no longer consolidates the operations of Northern, no amount has been accounted for as a note or loan payable as at June 30, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011:

a) The Company and Northern entered into an intercompany revolving loan agreement whereby all amounts due from Northern to the Company would be provided under a $600,000 credit facility which is repayable in two years, unless an initial public offering of at least $3,000,000 is completed by Northern before such date. In this case, Industrial could demand repayment immediately. The credit facility bore interest from March 1st, 2011 at an annual rate of 7.5 per cent and was payable annually, or earlier at any time that the credit facility is repaid in full. The debt of $697,768 and the related interest of $2,822 were settled as at April 26th, 2011.

b) The Company expensed management fees to directors and to companies controlled by directors of $13,867 (2010 – $202,174).

As at June 30, 2011, accounts payable and accrued liabilities included $nil (December 31, 2010 - $141,961) due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

NOTE 9 – SUBSEQUENT EVENT

Effective July 26, 2011, the Company adopted the new name of “Mindesta Inc.”. The Company was formerly known as “Industrial Minerals, Inc.” and traded under OTCBB: IDSM. In conjunction with this action, the Company consolidated its stock on a 20:1 basis. The Company has applied for a new ticker symbol and in the interim will be trading under the ticker symbol IDSMD for approximately 20 business days.

F11

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Unaudited

Overview

Mindesta Inc. (“Mindesta” or "the Company"), a Delaware Corporation, was incorporated on November 6, 1996 under the name Winchester Mining Corp. The name of the Company was changed to PNW Capital, Inc. on May 16, 2000. In 2002, PNW Capital, Inc. acquired Industrial Minerals Incorporated, a private Nevada Corporation, and changed its name to Industrial Minerals, Inc. Effective July 26, 2011, the Company adopted the new name of “Mindesta Inc.”. In conjunction with this action, the Company consolidated its stock on a 20:1 basis.

The Company is an exploration stage company. The Company’s sole asset and entire focus is its 30.9% interest in Northern Graphite Corporation (“Northern”). Northern holds a 100% interest in a number of mineral claims and a mining lease covering a deposit of natural graphite located in Maria Township, approximately 180 miles northeast of Toronto, Ontario and near the town of Bissett Creek (the “Bissett Creek Property”). The Bissett Creek Property is subject to a C$20 per ton royalty on graphite concentrate produced which includes an annual advance royalty C$27,000. A 2.5% net smelter return royalty is payable with respect to any other minerals produced from the Bissett Creek Property.

The Bissett Creek Property was on care and maintenance from 2005 to 2010. In the latter part of 2009 and in the first quarter of 2010 Northern raised its own financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%. The Company’s interest has since been reduced to 30.9% as the result of it selling 2,000,000 Northern shares and of Northern completing an initial public offering of shares and becoming listed on the TSX Venture Exchange. These transactions have enabled the Company and Northern to deal with the serious debt and creditor issues that existed in 2009 and to move the Bissett Creek Property forward. Northern initiated the environmental and mine permitting process, metallurgical testing, infill and exploration drilling and a prefeasibility study, and completed exploration and infill drilling, with the objective of being in a position to make a construction decision, subject to financing and the receipt of all regulatory approvals, in the first part of 2012.

From 2004 until late 2009 the Company experienced serious financial difficulties and went through many changes to the Board and management. For the fiscal year commencing January 1, 2008, the Board of Directors was comprised of William Thomson, William Booth and Robert Dinning. Mr. Thomson, who was also Chairman of the Company, resigned on June 20, 2008 and Mr. Booth, an independent director resigned on July 9, 2008. The President of the Company, David Wodar, who was appointed July 9, 2007, resigned on June 12, 2008. He was replaced as acting President by COO Paul Cooper who also subsequently resigned. Chris Crupi, CA and Gregory Bowes, MBA, were appointed directors of the Company and Mr. Robert Dinning, CA was appointed President and CEO on June 23, 2008. Mr. Robert Dinning CA continued as a director and was also reappointed CFO effective June 23, 2008. Mr. Dinning was originally appointed CFO and Director September 15, 2006. In May 2009, Gregory Bowes was appointed as CEO of Northern. Robert Dinning resigned as a director and CFO of Northern effective April 1, 2010 and resigned as a director, CEO and CFO of the Company effective May 10, 2010. Miles Nagamatsu CA was appointed CFO of Northern on April 1, 2010 and Gregory Bowes was appointed CEO and CFO of the Company effective May 10, 2010. Cam Birge was appointed a director to replace Mr. Dinning, on June 3, 2010. Chris Crupi resigned as a director effective August 18, 2010. On April 19, 2011, Douglas Perkins joined the Board of Directors and was appointed Chairman of the Audit Committee.

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

F12

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

In January of 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized gross proceeds of CDN $1,000,000 in order to finance both companies during the period that Northern’s IPO was delayed due to the CTO.

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

Nature of Operations

Effective February 22, 2011 the Company and Northern filed an amended and restated technical report with respect to the Bissett Creek Project, prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

Northern’s sole focus is the potential development of the Bissett Creek Project. Northern has no other properties or rights to acquire other properties. Northern expects to complete a full bankable feasibility study (“FS”) for the Bissett Creek Project by the end of 2011. The FS will include metallurgical testing and a new resource estimate based on recent drilling. The environmental and mine permitting process is expected to be completed early in 2012 at which time Northern will be in a position to begin construction of a mine on the Bissett Creek Project, subject to positive results from the FS and the availability of capital to build a mine.

Don Baxter P.Eng is Northern’s qualified person as that term is defined within National Instrument 43-101 and is responsible for and supervises all technical aspects of the Bissett Creek Project and the disclosure related thereto.

F13

The Bissett Creek Project

Northern holds a 100% interest in the Bissett Creek Project, which contains large crystal graphite flakes in a graphitic gneiss deposit that is approximately 15 km from the Trans-Canada Highway (Highway 17) and 53 kilometres east of Mattawa, Ontario, Canada. The Bissett Creek Project is located in the United Townships of Head, Clara and Maria, in the County of Renfrew, Province of Ontario, approximately 300 km north-northeast of Toronto, Canada.

The Bissett Creek Project consists of a Mining Lease, being Ontario mining lease number 106693 issued in 1993 for 21 years covering 564.6 hectares, and Mining Claims, covering 2,424 hectares for a total land coverage of 2,989 hectares with the well explored area being less than 100 hectares.

Royalties on the Bissett Creek Project include an annual advance payment of $27,000 to the three original prospectors that discovered the deposit which will be credited against a royalty of $20 per ton of concentrate on net sales once the mine is operational, and a 2.5% NSR on any other minerals derived from the Bissett Creek Property.

The Bissett Creek Project was extensively explored in the 1980’s and over 8,400 metres of drilling was carried out. A full feasibility study was completed, including the calculation of a proven and probable reserve, but the Bissett Creek Project was not developed due to a subsequent decline in graphite prices. The feasibility study and reserve estimate pre-date NI 43-101 and are non-compliant. While historical information is presented for information purposes only and cannot be relied upon from a regulatory perspective, it represents a substantial body of work that has a great deal value in the FS process. The price of graphite has almost tripled since 2005 due to the ongoing industrialization of emerging economies which has led to demand growth in traditional steel and automotive markets. In addition, lithium-ion batteries, fuel cells and new nuclear technologies are all large users of graphite and have the potential to create substantial additional demand growth in the future. As a result, there is renewed interest in graphite projects.

In May 2007, the Company retained SGS Canada Inc., formerly and then named Systèmes Geostat International Inc. (“SGS”), to prepare a NI 43-101 compliant technical report on the Bissett Creek Project. In 2010 SGS updated their 2007 work and produced a technical report (the “Technical Report”) entitled “Technical Report Preliminary Economic Assessment on the Bissett Creek Graphite Property of Industrial Minerals, Inc. & Northern Graphite Corporation” dated July 16, 2010 and revised February 2, 2011. It was prepared by Gilbert Rousseau P.Eng and Claude Duplessis P.Eng of SGS, each of whom is an independent Qualified Person pursuant to National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). The Technical Report is available under the Company’s profile at www.sedar.com.

Prospective investors should be aware that certain historical technical disclosure regarding the Bissett Creek Project by Industrial did not comply with NI 43-101 and should not be relied upon. Prospective investors should rely only on the information contained in the Company’s Annual Information Form and the Technical Report.

Mineral Resource Estimate

The current resource estimate on the Bissett Creek Project is based on approximately 8,400m of drilling in 242 holes completed during the 1980s and six confirmation holes drilled in 2007.

Bissett Creek Project - Classified resources for public disclosure (Compliant to National Instrument 43-101)

		Indicated Resources*				Inferred Resources*
			Graphitic				Graphitic
% Graphitic			Carbon				Carbon	In Situ
Carbon	Tonnage	LOI**	LECO**	In Situ Graphite	Tonnage	LOI**	LECO**	Graphite
Cut-Off	metric	%	%	(metric tonnes)	metric	%	%	(metric tonnes)
1.5	14,641,000	3.19	2.24	327,700	18,027,000	3.19	2.21	397,900

Notes: Undiluted, Rounded numbers, & Specific Gravity 2.63 tonnes per cubic meter.

* Mineral Resources are not Mineral Reserves and they do not have demonstrated economic viability.
** LOI is an assay technique that measures the total carbon content of a sample. LECO is an assay technique that measures the graphitic carbon content of a sample.

The base case above, represents resources above a 1.5% cut-off. Because the average selling price of the graphite was assumed to be $1,700 per tonne, the in situ cut-off is about $25.50 per tonne, which is suitable for open pit operations. The effective cut-off used in the preliminary assessment is 1.58% .

F14

The preliminary assessment in the Technical Report covers the technical and financial aspects of the Bissett Creek Project, including the construction and operation of milling facilities capable of processing 870,000 tonnes per year of graphite bearing rock. Annual production should be in the range of 18,500 tonnes of graphitic flakes, spread more or less in the three following size ranges: 30% +35mesh, 40% -35 to +48 mesh and 30% -48 mesh.

SGS’s conclusion is that development of the Bissett Creek deposit appears to be economically attractive. A discount rate of 10% yields a NPV of approximately $77.6 million, and a corresponding projected IRR of approximately 24% before taxes based on a $62.9 million capital expenditure requirement. The payback period in the base case is six years.

This preliminary assessment is preliminary in nature and includes inferred mineral resources that are considered too speculative geologically to have economic considerations applied to them that would enable them to be categorized as mineral reserves. As well, there is no certainty that the results of this preliminary assessment will be realized by Northern.

Exploration and Development

Northern began to implement the recommended work program in the Technical Report in July, 2010 and has completed a 2,900m drilling program at a cost of approximately $536,000 and has spent approximately $166,262 on metallurgical testing, $264,000 on the pre-feasibility study and $450,000 on environmental and permitting. In addition, Northern has spent in excess of $200,000 on hydrogeological drilling, an airborne topographical survey and a geophysical survey. Over the next 12 months the Company expects to spend approximately $2 million to complete the FS, environmental and mine permitting work, and a pilot plant test to refine the flowsheet and provide test product for potential customers.

The exploration and infill diamond drilling program, which consisted of approximately 2,900 meters of drilling in 51 holes, was completed in the fall of 2010 and results were released in 2011. Twenty two holes were infill holes designed to confirm the existing resource model and to upgrade inferred resources to the indicated category. Twenty nine holes were expansion holes which were drilled with the objectives of increasing the size of the resource and demonstrating the scalable nature of the deposit. The drill program met or exceeded all expectations.

All 51 holes intersected widespread graphite mineralization with 50 of the 51 holes containing widths and graphitic carbon grades similar to those within the current resource model. It was demonstrated that large flake, high purity graphite mineralization exists near surface in an area that is now over one square kilometer in size and it remains open along strike to the north and south, and down dip to the east. The Bissett Creek graphite deposit has a flat lying, tabular nature with good continuity between drill holes. As a result, there is a relatively high degree of confidence that the resource size can be increased with additional drilling and that future production could be scaled to much higher levels to meet anticipated demand from Li ion batteries and other rapidly growing applications. Metallurgical testing is underway at SGS Lakefield which is designed to confirm the results of extensive testing done in the past and to develop a flowsheet for a pilot plant that will be used as a basis for confirming and optimizing the flow sheet for a commercial scale mill on the Bissett Creek Project. Initial results from the metallurgical testing have confirmed the historical high, 90 to 95% recoveries of graphite that have been reported but final testing is not yet complete. Northern has booked space in the pilot plant at the SGS Lakefield facility in September. The product from the pilot plant will also be supplied to potential customers for testing. Northern has retained G Mining to complete the FS which will include a new resource calculation that incorporates the recent drilling. Consultants that were working on a PFS will continue to fulfill their mandate as part of the FS. SGS Canada Inc. - Geostat is preparing a new resource calculation and mine plan, SGS Mineral Services (Lakefield) is confirming previous metallurgical work and finalizing the mill flow sheet, Knight Piesold Ltd. is completing environmental and mine permitting and designing the tailings facility, and Met-Chem Canada Inc. is responsible for mill layout and design.

Recent Developments

On June 21, 2011, the Company announced that the prefeasibility study that was underway on its Bissett Creek graphite project would be upgraded to a full bankable Feasibility Study. The FS is scheduled for completion before the end of 2011 and the Company expects to complete the permitting process in the first quarter of 2012 at which time Northern will be in a position to commence construction of the mine, subject to positive results from the FS and to financing.

Future Plans

The Company continues to work on a plan to enable its shareholders to participate directly in the success of Northern by developing a mechanism whereby most of the 9,750,000 common shares of Northern owned by the Company (the “Shares”) would effectively be distributed to shareholders. In accordance with Canadian National Policy 46-201, the Shares were placed in escrow in connection with the Northern’s Initial Public Offering (“IPO”). 10% of the Shares were released immediately on completion of the IPO and the balance of the Shares are to be released in six tranches of 15% each over 36 months. The Shares can be released from escrow to permit the Company to distribute the Shares to its shareholders, subject to the prior approval of the TSXV, which the Company is in the process of seeking. If the Company does not have a plan in place to distribute the Shares by the time they are released from escrow, the Company is in the process of investigating a plan to establish a trust-like arrangement whereby approximately 9,250,000 Shares will be held in trust on behalf of the Company’s shareholders and distributed if such plan is implemented. If any of these shares are sold by the Company, the proceeds would be paid out as a cash dividend to the Company’s shareholders. Any plan to effectively distribute the Shares raises a number of legal, regulatory and taxation issues which must be considered and which the Company is in the process of investigating. In particular, any such plan is conditional upon complying with applicable United States securities laws, which the Company is currently reviewing with legal counsel.

F15

RESULTS OF OPERATIONS

For the six months ended June 30, 2011, the Company recorded a net gain attributable to the Company of $4,610,495, or $0.52 per share, compared to a net loss of $178,267 for the six months ended June 30, 2010, or $0.02 per share. This net gain during the six months ending June 30, 2011 resulted as the Company recognized a gain of $6,035,839 on the deconsolidation of its investment holdings. This gain was due to the sale of 2,000,000 shares of Northern and the resultant decline in the Company’s interest below 50% which made it necessary for the Company to change its accounting treatment for the investment. The Company had no revenues for the period ended June 30 in both 2011 and 2010 as the Company is an exploration stage company with no source of revenues.

For the six months ended June 30, 2011, expenses amounted to $463,628 compared to $565,800 for the six months ended June 30, 2010. There were higher expenses for the six months ended June 30, 2010 as the Company consolidated the results of Northern during this period. These higher expenses were partially offset by the Company accruing $167,500 of expenses during the six months ended June 30, 2011 for potential penalties related to the filing of prior year tax reporting. Management fees and salaries declined to $169,264 for the six months ended June 30, 2011 compared to $202,174 for the six months ended June 30, 2010, primarily as a result of the deconsolidation of Northern in 2011. Management fees and salaries for the six months ended June 30, 2011 included stock-based compensation of $155,396, compared to $21,180 for the six months ended June 30, 2010. Professional fees increased to $71,132 in the six months ended June 30, 2011 from $51,617 in 2010 as a result of additional fees related to the Company’s Annual General Meeting.

The Company currently has no full time employees and contracts with consultants for administrative and financial services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at June 30, 2011 of $862,347 versus $46,191 as at December 31, 2010 due to the sale of Northern shares and the repayment by Northern of the intercompany revolving loan during the six month period ending June 30, 2011. On January 2, 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized total proceeds of CDN$1,000,000. The Company used these funds to support Northern and keep work going on the Bissett Creek Property pending the completion of Northern’s IPO.

In 2009 and the first quarter of 2010 Northern raised C$600,000 in a non-brokered financing with various lenders, including a director of the Company, of senior secured convertible non-interest bearing notes (the “Notes”). In the first quarter of 2010 the Notes were converted to units of Northern pursuant to their terms and the completion of the private placements described herein, and all security interests were released.

On February 15, 2010 a lender agreed to a settlement of C$95,000 in cash plus 160,000 units of Northern as per the private placement terms, in settlement of loans payable plus accrued interest. On February 15, 2010, the Company settled a loan payable of $161,000 through the issuance of a $150,000 non-interest bearing note with a term of one year. In addition, the lender received a cash payment of C$35,000 on other loans due plus 140,000 units of Northern as per the private placement terms. In February of 2011, the $150,000 loan was extended for one year at an interest rate of 10% and is repayable in the event that Northern completes an IPO of at least CDN $2,000,000. Following Northern’s IPO, Northern repaid this loan with its related interest in April of 2011. Another loan payable of US$105,072 (C$110,000) plus accrued interest was settled through the payment of C$125,000 (US$119,400) plus the issuance of 100,000 units of Northern as per the private placement terms.

An outstanding loan of $385,665 was settled through the issuance of 54,580 shares of the Company in the second quarter of 2010. In the second quarter the Company also agreed to settle $83,195 in payables through the issuance of 75,000 common shares. These shares have not yet been issued.

In March, 2010, Northern completed a number of non-brokered private placement financings consisting of the issuance of 7,327,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1,831,750. At that time, the Notes, pursuant to their terms, automatically converted into 3,428,571 units upon the closing of the private placement at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date upon which Northern or its successor becomes a reporting issuer in a jurisdiction of Canada. In addition, Northern issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors. In the second quarter of 2010 Northern issued an additional 31,354 common shares to settle claims against the Company.

F16

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants, and has 31,583,205 common shares outstanding as at August 10, 2011. The Company owns 9,750,000 common shares of Northern which represents a 30.9% interest as at August 10, 2011. If all warrants were exercised Northern would receive an additional C$3,617,153and the Company’s interest in Northern would be 22.9% as at 10, 2011.

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

Effective March 1st, 2011, the Company and Northern entered an intercompany revolving loan agreement whereby all amounts due from Northern to the Company would be provided under a $600,000 credit facility. It was repayable in two years, unless an IPO of at least $3,000,000 is completed by Northern before such date. In this case, the Company could demand repayment immediately. The credit facility bears interest from March 1st, 2011 at an annual rate of 7.5 per cent and is payable annually, or earlier at anytime that the credit facility is repaid in full. As at March 31, 2011, Northern had borrowed $506,734 from the Company under the terms of their intercompany revolving loan agreement. Upon Northern having completed its IPO, this debt and the related interest were settled as at April 26th, 2011.

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

Going Concern Consideration

The Company's auditors in their report for the year ended December 31, 2010 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net gain attributable to the Company of $4,610,495 and a loss from operations of $463,628 for the six months ended June 30, 2011. The Company’s net gain for this six month period included a gain on deconsolidation of $6,035,839. The Company has had recurring losses and an accumulated deficit of $7,847,421 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

As of January 7th, 2011, the Company no longer had majority ownership of Northern. On April 18, 2011, Northern completed its IPO and closed the sale of 8,000,000 common shares at an issue price of CDN$0.50 per common share for gross proceeds of CDN$4,000,000. As at April 26th, 2011, the intercompany revolving loan agreement between Northern and the Company was settled. The Company is no longer raising capital for the support of Northern. The Company believes that it will continue to be able to raise additional funds from public or private debt or equity sources to continue to operate. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

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

F17

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the quarter ended June 30, 2011. Management has determined that (i) the ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

The Company has been named in a lawsuit filed by Larry Van Tol, a former CEO, in the amount of $60,000 and legal fees. The claim is for amounts owed for past services. The Company intends to defend this action.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: None.

Item 3. DEFAULTS UPON SENIOR SECURITIES: None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.

Item 5. OTHER INFORMATION: None.

F18

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

Dated: August 10, 2011	MINDESTA INC.

By: /s/ Gregory Bowes
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 10, 2011	MINDESTA INC.

By: /s/ Gregory Bowes
Gregory Bowes, Chief Financial Officer

F19