Form 10-Q
period 2011-09-30
Mindesta Inc.
filed 2011-11-14
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

OR

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
(Issuer’s telephone number)

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

Yes [_]            No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [_]	Accelerated Filer [_]

Non-accelerated Filer [_]	Smaller reporting company [X]

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

Yes [_]               No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: November 10, 2011: 8,960,081 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto for the three and nine month periods ended September 30, 2011 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The Financial Statements should be read in conjunction with the audited financial statements as at December 31, 2010, included in the Company’s Form 10-K.

Mindesta Inc.
(an exploration stage company)
Balance Sheets

	As at	As at
	September 30	December 31
	2011	2010
	$	$
	( note 1)	(note 1)
Assets	(unaudited)
Current
Cash	701,617	46,191
Receivables	151	165,854
Due from related party (note 8)	21,125	-
Prepaid expenses and deposits	16,640	174,570
Deferred costs	-	133,047
Total current assets	739,533	519,662
Investment in non-consolidated affiliate (note 3)	3,657,701	-
Reclamation deposit (note 6)	-	316,218
Fixed assets	-	426,396
Total assets	4,397,234	1,262,276

Liabilities
Current
Accounts payable and accrued liabilities	338,105	746,696
Other payable	-	48,016
Loans payable (note 7)	-	150,000
Total current liabilities	338,105	944,712
Asset retirement obligations (note 6)	-	316,218
Total liabilities	338,105	1,260,930

Stockholders’ equity
Common stock 200,000,000 shares authorized, $0.0001 par value; 8,960,081 shares issued and outstanding (note 5)	71,017	17,767
Additional paid-in capital	12,383,641	12,228,245
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage	(8,289,544)	(12,457,916)
	4,059,129	(317,889)
Non-controlling interest (note 3)	-	319,235
Total stockholders’ equity	4,059,129	1,346

Total liabilities and stockholders’ equity	4,397,234	1,262,276
See accompanying notes to financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

F4

Mindesta Inc.
(an exploration stage company)
Statements of Operations and Retained Deficit

	3 months ended September 30		9 months ended September 30
	2011	2010	2011	2010
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses
Professional fees	60,458	61,759	131,590	113,394
Royalties	-	12,992	-	26,065
Depreciation and amortization	-	24,524	-	75,050
Management fees and salaries (note 8)	5,229	105,556	174,492	270,293
Exploration expense	-	553,419	-	721,029
General and administration	41,733	223,397	264,966	304,450
	107,420	981,647	571,048	1,510,281

Loss from operations	(107,420)	(981,647)	(571,048)	(1,510,281)
Interest and other income	-	18,448	5,700	18,505
Foreign exchange loss	(495)	(13)	(520)	(52,220)
Gain on debt settlement	-	96,021	-	505,347
Net loss	(107,915)	(867,191)	(565,868)	(1,038,649)
Net loss attributable to non-controlling interest	-	424,924	-	455,283
Gain on deconsolidation (note 2)	-	-	6,035,839	-
Equity loss pick-up	(355,957)	-	(1,293,349)	-
Gain (loss) on revaluation of debt	21,750	-	(8,250)	-
Net gain (loss) attributable to the company	(442,122)	(442,267)	4,168,372	(583,366)
Retained earnings (deficit) beginning of period	(7,847,422)	(11,501,293)	(12,457,916)	(11,360,194)
Retained earnings (deficit) end of period	(8,289,544)	(11,943,560)	(8,289,544)	(11,943,560)

Net gain (loss) per share - basic	(0.05)	(0.05)	0.47	(0.07)
Weighted average number of common shares
outstanding – basic (note 5)	8,903,015	8,533,419	8,891,125	8,333,907
Net gain (loss) per share – fully diluted	(0.05)	(0.05)	0.44	(0.07)
Weighted average number of common shares
outstanding – fully diluted (note 5)	8,903,015	8,533,419	9,402,663	8,333,907
See accompanying notes to financial statements

F5

Mindesta Inc.
(an exploration stage company)
Consolidated Statements of Cash Flows

	3 months ended September 30		9 months ended September 30
	2011	2010	2011	2010
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities
Net gain (loss) attributable to the company	(442,122)	(442,267)	4,168,372	(583,366)
Depreciation and amortization	-	24,524	-	75,050
Stock-based compensation	-	133,228	155,396	154,408
Stock issued for services	-	129,750	-	129,750
Gain on debt settlement	-	(96,021)	-	(505,347)
Net loss attributable to non-controlling interest	-	(424,924)	-	(455,283)
Gain on deconsolidation	-	-	(6,035,839)	-
Equity loss pick-up	355,957	-	1,293,349	-
(Gain) loss on amounts due to related party	(21,750)	-	8,250	-
Changes in non-cash operating working capital:
Receivables	-	(88,094)	165,703	(109,230)
Due from subsidiary	22,643	-	(21,125)	-
Prepaid expenses and deposits	(12,695)	(147,302)	157,930	(236,349)
Accounts payable and accrued liabilities	(62,763)	(118,209)	(408,590)	95,757
	(160,730)	(1,029,315)	(516,554)	(1,434,610)
Financing activities
Proceeds from issuance of notes	-	-	-	132,922
Due to related party	-	(94,977)	-	(283,319)
Change in notes payable	-	-	(150,000)	-
Net proceeds from sale of common stock of subsidiary	-	-	-	1,789,569
Loan repayments	-	-	-	(236,856)
	-	(94,977)	(150,000)	1,402,316
Effect of exchange rates on cash	-	168,630	-	130,350
Investing activities
Due from related party	-	-	(3,017)	-
Change in investments	-	-	319,597	-
Proceeds from the sale of shares of subsidiary	-	-	1,005,400	-
	-	-	1,321,980	-
Net increase (decrease) in cash	(160,730)	(955,662)	655,426	98,056
Cash, beginning of period	862,347	1,324,886	46,191	271,168
Cash, end of period	701,617	369,224	701,617	369,224
Non-cash transactions
Shares issued for settlement of debt	-	-	-	-

Supplementary information
Interest paid	-	-	-	-
Income taxes paid	-	-	-	-
See accompanying notes to financial statements

F6

NOTE 1 - BASIS OF PRESENTATION

The interim financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the three and nine month periods ended September 30, 2011 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2010.

The Company’s fiscal year-end is December 31.

For Three Months Ended and Nine Months Ended September 30, 2011

The Company consolidated the results of Northern Graphite Corporation (“Northern”) in its financial statements up until December 31, 2010. As of January 7, 2011, the Company determined that it would no longer consolidate Northern in its financial statements. Accordingly, the Company deconsolidated Northern from the financial statements effective January 7, 2011 and the financial statements for the period ending September 30, 2011 are presented on a non-consolidated basis whereas the comparative financial statements for the periods ending December 31 and September 30, 2010 are presented on a consolidated basis.

Exchange Rates & U.S. Dollar

All assets and liabilities are translated using period-end exchange rates. Statements of operations items are translated using average exchange rates for the period. The resulting translation adjustment is recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity. Foreign currency transaction gains and losses are recognized in the consolidated statements of operations, including unrealized gains and losses on short-term inter-company obligations using period-end exchange rates. Unrealized gains and losses on long-term inter-company obligations are recognized within accumulated other comprehensive loss, a separate component of stockholders’ equity.

Exchange gains and losses are primarily the result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currency of the foreign non-consolidated affiliate in which the Company has an investment), as well as their effect on the dollar denominated inter-company obligations between the Company and the foreign non-consolidated affiliate in which the Company has an investment. All inter-company balances are revolving in nature and are not deemed to be long-term balances. For the nine months ended September 30, 2011 and 2010, foreign currency losses of $520 and $52,220, respectively, were recognized.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a) Organization

The Company was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been carried out through the Company’s subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions completed in 2010, the Company’s interest is Northern was reduced from 100% to 51.2% as at December 31, 2010. On January 7th, 2011, the Company sold 2,000,000 shares of Northern and on April 18, 2011, Northern completed an initial public offering which, along with warrants of Northern being exercised since the offering, has reduced the Company’s ownership to 30.6% as at September 30, 2011. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTCBB under the symbol MDST.

F7

(b) Accounting Policies

This summary of significant accounting policies of Mindesta Inc. is presented to assist in understanding the Company’s financial statements. The Financial Statements are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the Financial Statements.

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

(c) Principals of Consolidation

As a result of the Company having reduced its ownership of Northern to an amount less than majority ownership as at January 7th, 2011, the Company deconsolidated its interest in Northern and has presented its ownership in Northern according to the equity method of accounting for the nine months ended September 30, 2011. The Financial Statements have therefore been prepared on a non-consolidated basis whereas the financial statements and interim financial statements of the Company, for the periods ending December 31, 2010 and September 30, 2010 and the notes thereto have been prepared on a consolidated basis.

F8

In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, "Consolidation" with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. In accordance with this guidance, the Company has determined that it has no obligation to absorb losses of Northern or the right to receive benefits from Northern that could potentially be significant to the variable interest entity and accordingly, Northern was deconsolidated in January of 2011 and is being accounted for under the equity method of accounting. The deconsolidation of Northern resulted in a decrease in assets, liabilities and non-controlling interest as of January 1, 2011 of $1,205,663, $1,084,783 and $319,235, respectively. These changes included the deconsolidation of: (a) mine reclamation deposit totaling $316,218; (b) property, plant and equipment, net totaling $426,396; and (c) asset retirement obligation liabilities totaling $316,218. The Company recognized a gain on its deconsolidation of $6,035,839. The portion of this gain related to the remeasurement of retained investment in Northern related to its fair value was $4,811,588. Fair value was determined using the share price of $0.50 received in proceeds in the Company’s sale of shares in the deconsolidation transaction with a non-related party. Additionally, as a result of Mindesta’s investment in Northern being accounted for under the equity method, an investment of $11,069,565 was recorded on January 1, 2011.

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

NOTE 3 – INVESTMENT IN NON-CONSOLIDATED AFFILIATE

On January 7, 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized total proceeds of CDN$1,000,000. After the deconsolidation of Northern resulting from this transaction, the Company used these funds to support Northern and keep work going on the Bissett Creek Property pending the completion of Northern’s initial public offering. As the initial public offering was completed, this funding is no longer required and all related debt has been settled (see note 9).

As at September 30, 2011, the Company owned 9,750,000 common shares of Northern which represents a 30.6% interest. If all of Northern’s warrants were exercised the Company’s interest in Northern would be 22.9% .

Investment	$
Balance at December 31, 2010	11,069,565
Proceeds from sale of investment	(1,005,400)
Retained deficits of Northern Graphite	(11,148,954)
Gain on deconsolidation	6,035,839
Equity pickup for nine months ending September 30, 2011	(1,293,349)
Balance at September 30, 2011	3,657,701

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the three and nine month periods ended September 30, 2011 and 2010. Interim results are not necessarily indicative of results for a full year.

F9

The financial statements and notes are presented as permitted by Form 10-Q, and do not include information included in the Company’s audited consolidated financial statements and notes for the year ended December 31, 2010.

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

The following table summarizes stock option activity for the nine months ended September 30, 2011:

	Number of securities to be
Equity compensation plans not approved by security	issued upon exercise of	Weighted-average exercise
holders	outstanding options	price of outstanding options
Outstanding December 31, 2010	450,000	$0.30
Issued	112,500	$1.40
Outstanding at September 30, 2011	562,500	$0.52

Exercisable at September 30, 2011 – 562,500.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year ending December 31, 2010 of $154,408. Stock-based compensation expense of $155,396 was incurred in the nine month period ended September 30, 2011.

B. COMMON STOCK

The number of common shares outstanding for September 30, 2011 and December 31, 2010, before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
As at:	20:1 consolidation	consolidation
September 30, 2011	n/a	8,960,081
December 31, 2010	177,701,620	8,885,081

The basic weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the three months ended:	20:1 consolidation	consolidation
September 30, 2011	n/a	8,903,015
September 30, 2010	170,668,381	8,533,419
For the nine months ended:
September 30, 2011	n/a	8,891,125
September 30, 2010	166,678,145	8,333,907

F10

The fully-diluted weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the three months ended:	20:1 consolidation	consolidation
September 30, 2011	n/a	8,903,015
September 30, 2010	170,668,381	8,533,419
For the nine months ended:
September 30, 2011	n/a	9,402,663
September 30, 2010	166,678,145	8,333,907

For the three months ended September 30, 2011, and for the three and nine month periods ending September 30, 2010 the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Mine Development and Closure

A Mine Development and Closure Plan for Northern has been filed with, and accepted by, the Ministry of Northern Development and Mines (“MNDM”), in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. As the Company no longer consolidates the operations of Northern, no amount has been accounted for as a long term deposit as at September 30, 2011. A financial assurance in the amount of $316,218 was accounted for as a long term deposit as at December 31, 2010. Northern had paid this amount to the Minister of Finance for the Province of Ontario. This financial assurance represents the estimated amount that would be required to restore the Bissett Creek Property to its original environmental state. The money pledged for this financial assurance will be returned to Northern once the MNDM is satisfied that the obligations contained in the Mine Development and Closure Plan have been performed. Should Northern not perform its obligations contained in the Mine Development and Closure Plan the MNDM will restore the Bissett Creek Property to its original environmental state using the assurance and Northern will be responsible for any costs in excess of this amount.

NOTE 7 – NOTES AND LOANS PAYABLE

During the nine months ended September 30, 2011, there were no transactions involving notes and loans payable. As the Company no longer consolidates the operations of Northern, no amount has been accounted for as a note or loan payable as at September 30, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011:

a) The Company and Northern entered into an intercompany revolving loan agreement whereby all amounts due from Northern to the Company would be provided under a $600,000 credit facility which was repayable in two years, unless an initial public offering of at least $3,000,000 was completed by Northern before such date. In this case, Mindesta could demand repayment immediately. The credit facility bore interest from March 1st, 2011 at an annual rate of 7.5 per cent and was payable annually, or earlier at any time that the credit facility was repaid in full. The debt of $506,734 and the related interest of $2,822 were settled as at April 26th, 2011.

b) The Company expensed management fees to directors and to companies controlled by directors of $18,867 (2010 – $110,659).

As at September 30, 2011, accounts payable and accrued liabilities included $nil (December 31, 2010 - $141,961) due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

NOTE 9 – SUBSEQUENT EVENTS

On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta Inc., as the lender, and Nubian Gold Corporation (“Nubian”), as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into a property option agreement with respect to Nubian’s two exploration licenses, Arapsyo and Qabri Bahar, located in the Republic of Somaliland. Nubian is a corporation incorporated under the laws of Ontario, Canada and Gregory Bowes, CEO, is its major shareholder. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company will be provided under a $100,000 credit facility which is repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. If the revolving loan agreement becomes repayable upon the signing of a property option agreement, all obligations of Nubian shall be applied against the expenditure requirements of the Company under the property option agreement, the obligations shall be considered paid in full, and the revolving loan agreement will terminate and will have no further force or effect. Advances under the facility bear interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full. As of November 10, 2011, Nubian has received advances of $44,692 under this revolving loan agreement.

F11

On November 9, 2011, the Board of Directors of the Company approved a plan to distribute the common shares of Northern that the Company owns to the Company's shareholders. The Company owns 9,750,000 common shares of Northern of which 7,312,500 remain subject to an escrow agreement imposed by Canadian securities laws and the TSX Venture Exchange (“TSXV”) as part of Northern’s initial public offering. The escrowed shares are being released in equal tranches of 1,462,500 shares every six months from the date that Northern became listed on the TSXV, being April 20, 2011. The terms of the escrow provide for the early release of the shares to permit their distribution to Mindesta’s shareholders, subject to TSXV approval. The Company has applied to the TSXV for the early release of the shares from escrow to facilitate this distribution but has not yet received approval. The Company will set a record date for shareholders entitled to receive the special dividend shortly after TSXV approval is received. Subject to the satisfactory review of all legal and tax issues, it is contemplated Mindesta shareholders will receive one share of Northern share for every share of Mindesta held.

F12

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company is an exploration stage company. The Company’s sole asset and entire focus has been its 26.2% interest in Northern Graphite Corporation (“Northern”). Northern holds a 100% interest in a number of mineral claims and a mining lease covering a deposit of natural graphite located in Maria Township, approximately 180 miles northeast of Toronto, Ontario and near the town of Bissett Creek (the “Bissett Creek Property”). The Bissett Creek Property is subject to a C$20 per ton royalty on graphite concentrate produced which includes an annual advance royalty C$27,000. A 2.5% net smelter return royalty is payable with respect to any other minerals produced from the Bissett Creek Property.

The Bissett Creek Property was on care and maintenance from 2005 to 2010. In the latter part of 2009 and in the first quarter of 2010 Northern raised its own financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%. The Company’s interest has since been reduced to 26.2% as the result of it selling 2,000,000 Northern shares and of Northern completing an initial public offering of shares, becoming listed on the TSX Venture Exchange, and subsequent warrant exercises. These transactions have enabled the Company and Northern to deal with the serious debt and creditor issues that existed in 2009 and to move the Bissett Creek Property forward. Northern initiated the environmental and mine permitting process, metallurgical testing, infill and exploration drilling and a bankable Feasibility Study, and completed exploration and infill drilling, with the objective of being in a position to make a construction decision, subject to financing and the receipt of all regulatory approvals, in the first part of 2012.

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

In late 2009 and the first part of 2010, Northern completed a number of non-brokered private placement financings and issued 10,755,571 common shares and 10,755,571 common share purchase warrants and realized gross proceeds of C$2,431,750. In addition, Northern issued 431,354 common shares and 400,000 common share purchase warrants as part of debt settlement agreements with a number of creditors.

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

F13

The Company recognizes that Northern will require substantial additional capital in the future to continue the development of the Bissett Creek Project. While the Company is optimistic such capital can be obtained, there is no assurance that it will be available or available on terms that are attractive to the Company.

On November 9, 2011, the Board of Directors of the Company approved a plan to distribute the common shares of Northern that the Company owns to the Company's shareholders. The Company owns 9,750,000 common shares of Northern of which 7,312,500 remain subject to an escrow agreement imposed by Canadian securities laws and the TSX Venture Exchange (“TSXV”) as part of Northern’s initial public offering. The escrowed shares are being released in equal tranches of 1,462,500 shares every six months from the date that Northern became listed on the TSXV, being April 20, 2011. The terms of the escrow provide for the early release of the shares to permit their distribution to Mindesta’s shareholders, subject to TSXV approval. The Company has applied to the TSXV for the early release of the shares from escrow to facilitate this distribution but has not yet received approval. The Company will set a record date for shareholders entitled to receive the special dividend shortly after TSXV approval is received. Subject to the satisfactory review of all legal and tax issues, it is contemplated Mindesta shareholders will receive one share of Northern share for every share of Mindesta held.

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

The Bissett Creek Project

Northern holds a 100% interest in the Bissett Creek Project, which contains a large crystal, flake graphite deposit that is approximately 15 km from the Trans-Canada Highway (Highway 17) and 53 kilometres east of Mattawa, Ontario, Canada. The Bissett Creek Project is located in the United Townships of Head, Clara and Maria, in the County of Renfrew, Province of Ontario, approximately 300 km north-northeast of Toronto, Canada.

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

F14

Prospective investors should be aware that certain historical technical disclosure regarding the Bissett Creek Project by Mindesta did not comply with NI 43-101 and should not be relied upon. Prospective investors should rely only on the information contained in the Company’s Annual Information Form and the Technical Report.

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

Exploration and Development

Northern began to implement the recommended work program in the Technical Report in July, 2010 and has completed a 2,900m drilling program at a cost of approximately $536,000 and has spent approximately $163,290 on metallurgical testing, $557,811on the bankable Feasibility Study and $592,122 on environmental and permitting. In addition, Northern has spent in excess of $240,928 on hydrogeological drilling, an airborne topographical survey and a geophysical survey. Over the next 6 months, Northern expects to spend approximately $1.8 million to complete the FS, environmental and mine permitting work, and a pilot plant test to refine the flowsheet and provide test product for potential customers.

Northern has retained G Mining to complete the FS. Consultants that were working on a PFS will continue to fulfill their mandate as part of the FS. SGS Canada Inc. - Geostat has prepared a new resource calculation that will form the basis for a new mine plan, SGS Mineral Services (Lakefield) is confirming previous metallurgical work and finalizing the mill flow sheet, Knight Piesold Ltd. is completing environmental and mine permitting and designing the tailings facility, and Met-Chem Canada Inc. is responsible for mill layout and design.

Mineral Resources

In September, 2011 Northern announced a significant increase in estimated resources based on the results from the 51 hole, 2,927 meter drilling program. The updated base case mineral resource for the Bissett Creek Project, using a cut off of 0.986% graphitic carbon (“Cg”), now totals 25,983,000 tonnes grading 1.81% Cg in the indicated category (470,300 tonnes of contained graphite) while inferred resources total 55,038,000 tonnes grading 1.57% Cg (864,100 tonnes of contained graphite). Grades are minable and diluted. In order to establish a reasonable prospect of economic extraction in an open-pit context, mineral resources were limited to an optimized whittle pit shell using an average graphite price of US$2,000 per tonne and operating and capital costs were updated from the Technical Report. (Mineral resources are not mineral reserves and do not have demonstrated economic viability)

The new resource represents a 44% increase in contained graphite within the indicated category and a 117% increase in contained graphite within the inferred category over undiluted resources previously reported which used an average price of US$1,700/tonne and a base case cut off of 1.5% . The 1% cut off used in the new base case is now more appropriate given higher graphite prices. The deposit remains open along strike to the north and south, and down dip to the east. The drilling program and resource estimate confirm that near surface graphite mineralization exists in an area that is now over one square kilometer in size. The deposit is also flat and tabular with good continuity between holes and there is a high probability that inferred resources can be upgraded with additional drilling. The waste to ore ratio for the new resource is 0.27.

F15

Bissett Creek Flake Graphite Deposit 2011
Updated Mineral Resources (Diluted)

	Indicated			Inferred
%Cg Cut-off	Tonnage* (metric tons)	Cg(%) by LECO	In Situ Graphite** (metric tons)	Tonnage* (metric tons)	Cg(%) by LECO	In Situ Graphite** (metric tons)
0.986	25,983,000	1.81	470,300	55,038,000	1.57	864,100
1.227	24,588,000	1.85	454,900	50,472,000	1.62	817,600
1.50	19,954,000	1.99	397,100	33,672,000	1.81	609,500
1.75	16,031,000	2.34	375,100	21,417,000	2.21	473,300
2.0	11,921,000	2.50	298,000	14,584,000	2.37	345,600

Relative density 2.63t/m3, 10% dilution, 90% mine recovery, *rounded to nearest 1k, **rounded to nearest .1k

The new mineral resource estimate was prepared by François Thibert, M.Sc. P. Geo. from SGS Canada Inc. (Geostat), independent Qualified Person under NI 43-101, using the Canadian Institute of Mining, Metallurgy and Petroleum (CIM) Standards on Mineral Resources and Reserves, Definitions and Guidelines.

The mineral resources were estimated using analytical data from 50 recent surface drill holes and 162 historical surface drill holes for which 2,745 samples were assayed for Cg using the LECO analytical method. The deposit was historically drilled on an approximately 64m x 46m drill pattern with one area drilled on a 25m x 25m grid. Recent drilling was carried out on a wider 100m x 100m grid. Interpretation on 25m spaced N68º sections and modeling of a 3D wireframe envelope was completed to outline the mineralized graphitic horizon. A block model of 10 m (E-W) by 10 m (N-S) by 6 m (vertical) was interpolated using geostatistical methods (ordinary kriging) within the mineralized envelope. It covers a strike length of approximately 1,300m and it reaches a maximal depth of 100m below surface. Spatial continuity of the Cg composites was assessed by variography and it showed good continuity of grade in almost all directions within the horizontal plane but very limited continuity within the vertical plane. An anisotropic search ellipsoid was selected for the grade interpolation process based on the analysis of the spatial continuity of Cg composites. 6m bench composites were used to reflect an assumed bench height of 6m. No capping was applied to composites Cg grades.

Recent Developments and Future Plans

In September, 2011 Northern announced that metallurgical testing on its Bissett Creek Project has indicated that almost 50% of the graphite concentrate produced will be jumbo size, +48 mesh flake with a very high carbon content averaging 98%. This is an exceptional product that will attract a premium price based on both flake size and carbon content. Testing also confirmed results from the extensive historical testing, bulk sampling and pilot plant work that was carried out in the past and has validated the performance of the new flow sheet that will form the basis for the bankable Feasibility Study (“FS”) currently underway.

SGS Metallurgical Services (Lakefield) performed Locked Cycle Testing on composite material taken from drill core samples across the deposit. The test produced six final concentrates which showed consistent flake size distribution and carbon grade. The overall concentrate grade averaged 95%C. A concentrate which grades 94%C and has a flake size distribution of 80% greater than +80 mesh is the industry standard premium product. Current prices are $2,500 to 3,000 per tonne and almost all Bissett Creek production meets this specification as the final concentrates averaged over 70%, +80 mesh. Approximately 6% of the concentrate was +100 mesh and 12% was +200 mesh, both with high carbon content. Less than 10% was very small, -200 mesh flake and powder with a carbon content in the low 80s.

Most significantly, almost 50% of the graphite concentrate produced was jumbo size, +48 mesh flake which averaged 98%C with one value as high as 99.2%C. Test work at SGS has been ongoing for the past year and will culminate in a pilot plant program that is just starting. Results should be available within five to six weeks. The pilot plant is designed to further confirm the flow sheet being incorporated into the FS and will optimize its operating parameters. The overall carbon recovery in the locked cycle tests was 92.2% and the Company’s objective is to increase it to 94 to 95% without degradation of flake size.

On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta Inc., as the lender, and Nubian Gold Corporation (“Nubian”), as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into a property option agreement with respect to Nubian’s two exploration licenses, Arapsyo and Qabri Bahar, located in the Republic of Somaliland. Nubian is a corporation incorporated under the laws of Ontario, Canada and Gregory Bowes, CEO, is its major shareholder. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company will be provided under a $100,000 credit facility which is repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. If the revolving loan agreement becomes repayable upon the signing of a property option agreement, all obligations of Nubian shall be applied against the expenditure requirements of the Company under the property option agreement, the obligations shall be considered paid in full, and the revolving loan agreement will terminate and will have no further force or effect. Advances under the facility bear interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full. As of November 10, 2011, Nubian has received advances of $44,692 under this revolving loan agreement.

F16

On November 9, 2011, the Board of Directors of the Company approved a plan to distribute the common shares of Northern that the Company owns to the Company's shareholders. The Company owns 9,750,000 common shares of Northern of which 7,312,500 remain subject to an escrow agreement imposed by Canadian securities laws and the TSX Venture Exchange (“TSXV”) as part of Northern’s initial public offering. The escrowed shares are being released in equal tranches of 1,462,500 shares every six months from the date that Northern became listed on the TSXV, being April 20, 2011. The terms of the escrow provide for the early release of the shares to permit their distribution to Mindesta’s shareholders, subject to TSXV approval. The Company has applied to the TSXV for the early release of the shares from escrow to facilitate this distribution but has not yet received approval. The Company will set a record date for shareholders entitled to receive the special dividend shortly after TSXV approval is received. Subject to the satisfactory review of all legal and tax issues, it is contemplated Mindesta shareholders will receive one share of Northern share for every share of Mindesta held.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2011, the Company recorded a net gain attributable to the Company of $4,168,372, or $0.47 per share, compared to a net loss of $583,366 for the nine months ended September 30, 2010, or $0.07 per share. This net gain during the nine months ending September 30, 2011 resulted from the Company recognizing a gain of $6,035,839 on the deconsolidation of its investment holdings. This gain was due to the sale of 2,000,000 shares of Northern and the resultant decline in the Company’s interest below 50% which made it necessary for the Company to change its accounting treatment for the investment. The Company had no revenues for the period ended September 30 in both 2011 and 2010 as the Company is an exploration stage company with no source of revenues.

For the nine months ended September 30, 2011, expenses amounted to $571,048 compared to $1,510,281 for the nine months ended September 30, 2010. There were higher expenses for the nine months ended September 30, 2010 as the Company consolidated the results of Northern during this period. The Company accrued $175,373 during the nine months ended September 30, 2011 for potential penalties related to the late filing of prior years’ tax returns. Management fees and salaries declined to $174,492 for the nine months ended September 30, 2011 compared to $270,293 for the nine months ended September 30, 2010, primarily as a result of the deconsolidation of Northern in 2011. Management fees and salaries for the nine months ended September 30, 2011 included stock-based compensation of $155,396, compared to $154,408 for the nine months ended September 30, 2010. Professional fees increased to $131,590 in the nine months ended September 30, 2011 from $113,394 in 2010 as a result of additional fees related to the Company’s Annual General Meeting and the filing of tax returns.

The Company currently has no full time employees and contracts with consultants for other services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at September 30, 2011 of $701,617 versus $46,191 as at December 31, 2010 due to the sale of Northern shares and the repayment by Northern of the intercompany revolving loan during the nine month period ending September 30, 2011. On January 2, 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized total proceeds of CDN$1,000,000. The Company used these funds to support Northern and keep work going on the Bissett Creek Property pending the completion of Northern’s IPO.

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

On February 15, 2010 a lender agreed to a settlement of C$95,000 in cash plus 160,000 units of Northern as per the private placement terms described below, in settlement of loans payable plus accrued interest. On February 15, 2010, the Company settled a loan payable of $161,000 through the issuance of a $150,000 non-interest bearing note with a term of one year. In addition, the lender received a cash payment of C$35,000 on other loans due plus 140,000 units of Northern as per the private placement terms. In February of 2011, the $150,000 loan was extended for one year at an interest rate of 10% and was repayable in the event that Northern completed an IPO of at least CDN $2,000,000. Following Northern’s IPO, Northern repaid this loan with related interest in April of 2011. Another loan payable of US$105,072 (C$110,000) plus accrued interest was settled through the payment of C$125,000 (US$119,400) plus the issuance of 100,000 units of Northern as per the private placement terms.

F17

An outstanding loan of $385,665 was settled through the issuance of 54,580 shares of the Company in the second quarter of 2010. In the second quarter the Company also agreed to settle $83,195 in payables through the issuance of 75,000 common shares. These shares were issued subsequent to the end of the quarter.

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

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants, and has 37,148,340 common shares outstanding as at November 10, 2011. The Company owns 9,750,000 common shares of Northern which represents a 26.2% interest as at November 10, 2011. If all warrants were exercised Northern would receive an additional C$ $1,818,599 and the Company’s interest in Northern would be 22.9% as at November 10, 2011.

As at December 31st, 2010, the Financial Statements included a long-term deposit that Northern has with the Ministry of Finance for the Province of Ontario to ensure that enough funds are available to affect the proper reclamation and closure of the Bissett Creek Property. Northern’s initial deposit in 2004 amounted to C$288,363 and since that time accrued interest had increased the deposit to $316,219 as at December 31, 2010. As of March 31, 2011, the Company no longer consolidates the operations of Northern and therefore, no longer includes the long-term deposit in the Financial Statements.

Effective March 1st, 2011, the Company and Northern entered an intercompany revolving loan agreement whereby all amounts due from Northern to the Company would be provided under a $600,000 credit facility. It was repayable in two years, unless an IPO of at least $3,000,000 was completed by Northern before such date. In this case, the Company could demand repayment immediately. The credit facility bore interest from March 1st, 2011 at an annual rate of 7.5 per cent which was payable annually, or earlier at anytime that the credit facility was repaid in full. As at March 31, 2011, Northern had borrowed $506,734 from the Company under the terms of their intercompany revolving loan agreement. Upon Northern having completed its IPO, this debt and the related interest were settled as at April 26th, 2011.

Although the Company currently has no revenue sources, the funding raised by the Company through the sale of shares of Northern, is sufficient to pay operating and administrative costs for the time being. In the future, the Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company’s auditors in their report for the year ended December 31, 2010 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net gain attributable to the Company of $4,168,372 and a loss from operations of $571,048 for the nine months ended September 30, 2011. The Company’s net gain for this nine month period included a gain on deconsolidation of $6,035,839. The Company has had recurring losses and an accumulated deficit of $8,289,544 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

As of January 7th, 2011, the Company no longer had majority ownership of Northern. On April 18, 2011, Northern completed its IPO and closed the sale of 8,000,000 common shares at an issue price of CDN$0.50 per common share for gross proceeds of CDN$4,000,000. As at April 26th, 2011, the intercompany revolving loan agreement between Northern and the Company was settled. The Company is no longer raising capital for the support of Northern. The Company believes that it will continue to be able to raise additional funds from public or private debt or equity sources to continue to operate. If the Company cannot continue as a going concern the value of the Company’s assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company’s assets occur. The Financial Statements do not include any adjustments that might result if the going concern assumption is not valid.

F18

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the quarter ended September 30, 2011. Management has determined that (i) the ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

On July 21, 2011, the Company was named in a lawsuit filed by Larry Van Tol, a former CEO, in the amount of $60,000 and legal fees. The claim was for amounts owed for past services. The Company signed a settlement agreement and release on October 13, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES:

None.

F19

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

Dated: November 10, 2011

MINDESTA INC.

By: /s/ Gregory Bowes
       President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 10, 2011

MINDESTA INC.

By: /s/ Gregory Bowes
       Gregory Bowes, Chief Financial Officer

F20