Form 10-K
period 2011-12-31
Mindesta Inc.
filed 2012-03-20
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011

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

Yes [  ] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: March 15 2012: 9,413,581 shares.

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

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND

Mindesta Inc. (“Mindesta” , “MDST” or the “Company”) was incorporated on November 6, 1996 and from December 2001 to July 25, 2011, operated under the name Industrial Minerals, Inc. (“IDSM”). Effective July 26, 2011, the Company consolidated its shares on a one for twenty basis, and changed its name to Mindesta Inc. On January 31, 2002, the Company acquired a 100% interest in the Bissett Creek graphite property (the “Bissett Creek Project”) and assigned its rights to then wholly-owned subsidiary, Industrial Minerals Canada Inc., which has since been renamed Northern Graphite Corporation (“Northern Graphite”, “Northern” or the “Corporation”). On April 18, 2011 Northern Graphite closed an Initial Public Offering (“IPO”) and issued 8,000,000 common shares at a price of CDN$0.50 per share for gross proceeds of CDN $4,000,000. Northern Graphite began trading on the TSX Venture Exchange as a Tier 2 Mining Issuer on April 20, 2011 under the trading symbol “NGC”.

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern Graphite owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern Graphite owned by the Company (approximately 25% of the Northern Graphite common shares outstanding) on the basis of one share of Northern Graphite for each share of Company common stock held.

As a result of the financings and other transactions described herein, the Company had a 26.1% interest in Northern Graphite as at December 31, 2011. The Company’s interest in Northern Graphite has decreased to 0.9% primarily as a result of the distribution of Northern Graphite shares.

Up until the Company’s distribution of most of the shares of Northern Graphite owned by the Company in January of 2012, the Bissett Creek Project was the primary focus of the activities of the Company and the sole focus of Northern Graphite.

In August 2004, Northern Graphite received notice from the Ministry of Northern Development and Mines for the Province of Ontario that the Bissett Creek Project Certified Closure Plan as per Subsection 141(3)(a) of the Mining Act for the Province of Ontario was considered filed. Northern Graphite is therefore authorized to begin production of graphite from the Bissett Creek Project and during production must comply with the Bissett Creek Closure Plan as filed. The Bissett Creek Project did not achieve commercial production and was put on a care and maintenance basis in 2005. In 2010, Northern Graphite raised additional financing and has initiated the environmental and permitting process, metallurgical testing and a Pre Feasibility Study. After the completion of Northern Graphite’s IPO, Northern Graphite began to implement the recommended work program in the Technical Report in July, 2010 and completed a 2,900m drilling program. Northern Graphite also decided to forgo a Pre Feasibility Study and proceed to a full Feasibility Study (“FS”). Throughout the last six months of 2011, Northern Graphite focused its efforts on completing the FS, environmental and mine permitting work, and a pilot plant test to refine the flowsheet and provide test product for potential customers. In September, 2011 Northern Graphite announced a significant increase in estimated resources based on the results from the 51 hole, 2,927 meter drilling program. On January 11, 2012, Northern Graphite announced positive pilot plant test results from its Bissett Creek Graphite Project. The pilot plant has confirmed the technical viability and operating performance of Northern Graphite's process plant design for the production of high purity, large flake graphite. Furthermore, results indicated that 50% of the graphite concentrate produced would be jumbo size, +48 mesh flake with a very high carbon content averaging 97.7% graphitic carbon ("Cg").

Effective January 2nd, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Under the option agreement, Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta is required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, and the first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. On signing of the property option agreement, all obligations of Nubian under the revolving loan agreement were applied against the expenditure requirements of the Company under the property option agreement. The revolving loan agreement has terminated and has no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement to a $150,000 credit facility.

In 2012, Mindesta plans on focusing its efforts on mineral exploration in East Africa, and in particular the Republic of Somaliland and Ethiopia, as it believes the region has very attractive geology and an improving political environment.

Item 1A - RISK FACTORS

The Company's business is subject to numerous risk factors, and it has the following concerns:

1.          While Northern Graphite intends to develop the Bissett Creek Project, they have no history of operations and must raise the necessary capital. A processing building and some equipment exists on site but a substantial amount of additional equipment must be purchased and installed in order to commence production.

2.          The Company has no record of earnings or cash flow from mining operations. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery and sale of graphite. Furthermore, specific to the Bissett Creek Project, there has been minimal graphite production to date and if it proceeds to production, commercial viability will be affected by factors that are beyond the control of the Company and Northern Graphite, including the recoverability of graphite from the deposit, uncertainty over graphite prices, the cost of constructing and operating a mine, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, as well as costs of protection of the environment. There are currently no purchase orders for graphite to be produced from the Bissett Creek Project.

3.          The success and growth of the Company’s continued investment in Northern Graphite will depend on the ability of Northern Graphite to mine the Bissett Creek Project , process and recover graphite, and successfully sell it on world markets which in turn is dependent upon the market's acceptance of the quality and consistency of the product produced.

4.          The need for additional financing is a concern for the Company as substantial financing must be raised to build and operate a mine on the Bissett Creek Project in which the Company still holds an investment as well as to fund planned exploration expenditures in East Africa. The Company is dependent on the ability of its management team and its Board of Directors, as well as those of Northern Graphite, to obtain such capital and there is no assurance that the Company, as well as Northern Graphite, will be able to do so, or do so on terms favorable to the Company as well as Northern Graphite. The Company may suffer from a lack of liquidity in the future that could impair its production efforts and adversely affect its results from operations.

5.          The Company is funding exploration activities in the Republic of Somaliland and intends on expanding these activities to other jurisdictions in East Africa including Ethiopia. While the Company believes that the government of the Republic has held three free, fair, and non-violent elections, it jails pirates and extremists, and it is one of the few functioning democracies in Africa and the Middle East, there is a significant potential for political and/or criminal risks to arise and impact the exploration activities in the Republic of Somaliland. Somaliland is a former British colony that gained its independence in 1960 and became a member of the United Nations. Somaliland subsequently agreed to join Italian Somaliland, in an informal partnership that was never ratified by their respective parliaments, to form the greater “Somalia”. Following the collapse of the Somalia government in 1992, Somaliland withdrew from the partnership and reasserted its independence. At this point in time, no other countries have recognized the Republic of Somaliland’s independence. Somaliland does not have a modern mining code with all of the protections regarding rights and obligations that exist in many other countries. Nubian’s, and as an extension, the Company’s ability to carry on its business in the normal course may be adversely affected by political and economic considerations such as civil and tribal unrest, political instability, instability in the portion of Somalia external to the Republic of Somaliland spreading beyond its borders, Somalia attempting to reassert its control over Somaliland or challenging rights and titles awarded by Somaliland, changing government regulations with respect to mining including environmental requirements, taxation, land tenure, income repatriation and capital recovery, fluctuations in currency exchange and inflation rates, import and export restrictions, challenges to the Company’s title to properties, problems renewing licenses and permits, and the expropriation of property interests. Any of these events could result in conditions that delay or in fact prevent Nubian, and ultimately, the Company from exploring or ultimately developing its properties if economic quantities of minerals are found. The Company does not currently maintain “Political Risk” insurance.

6.          Mineral exploration is a highly subjective process that requires a very high degree of education, experience, expertise and luck. Furthermore, the Company will be subject to many risk factors that knowledge, expertise and perseverance are insufficient to overcome. The Company is also competing against a large number of companies that have substantially greater financial and technical resources. The probability of finding mineralization in economic quantities that can be profitably mined are very small and no assurances can be given that the Company will be successful.

5.          The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

There are no dividends anticipated by the Company.

ITEM 1B - Unresolved Staff Comments

As a smaller reporting company, the Company is not required to include this Item.

ITEM 2 - DESCRIPTION OF PROPERTIES

Bissett Creek Project

The Company’s sole asset and primary focus has historically been the Bissett Creek Graphite Project through its investment in Northern Graphite. Northern Graphite holds a 100% interest in a number of mineral claims and a mining lease covering a deposit of natural graphite located in Maria Township, approximately 180 miles northeast of Toronto, Ontario and near the town of Bissett Creek (the “Bissett Creek Property”). The Bissett Creek Property is subject to a C$20 per ton royalty on graphite concentrate produced which includes an annual advance royalty C$27,000. A 2.5% net smelter return royalty is payable with respect to any other minerals produced from the Bissett Creek Property.

Effective February 22, 2011 the Company and Northern filed an amended and restated technical report with respect to the Bissett Creek Project, prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

Northern’s sole focus is the potential development of the Bissett Creek Project. Northern has no other properties or rights to acquire other properties. Northern expects to complete a full bankable feasibility study (“FS”) for the Bissett Creek Project in the second quarter of 2012. The environmental and mine permitting process is expected to be completed in the second quarter of 2012 at which time Northern will be in a position to begin construction of a mine on the Bissett Creek Project, subject to positive results from the FS and the availability of capital to build a mine.

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

The Bissett Creek Project was extensively explored in the 1980’s and over 8,400 metres of drilling was carried out. A full feasibility study was completed, including the calculation of a proven and probable reserve, but the Bissett Creek Project was not developed due to a subsequent decline in graphite prices. The feasibility study and reserve estimate pre-date NI 43-101 and are non-compliant. While historical information is presented for information purposes only and cannot be relied upon from a regulatory perspective, it represents a substantial body of work that has a great deal value in the FS process. The price of graphite has almost tripled since 2005 due to the ongoing industrialization of emerging economies which has led to demand growth in traditional steel and automotive markets. In addition, lithium-ion batteries, vanadium redox batteries, fuel cells and new nuclear technologies are all large users of graphite and have the potential to create substantial additional demand growth in the future. As a result, there is renewed interest in graphite projects.

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

Prospective investors should be aware that certain historical technical disclosure regarding the Bissett Creek Project by Mindesta did not comply with NI 43-101 and should not be relied upon. Prospective investors should rely only on the information contained in the Northern’s Annual Information Form and the Technical Report.

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

Exploration and Development

Northern began to implement the recommended work program in the Technical Report in July, 2010 and has completed a 2,900m drilling program at a cost of approximately $536,000 and has spent approximately $163,290 on metallurgical testing, $557,811on the bankable Feasibility Study and $592,122 on environmental and permitting. In addition, Northern has spent in excess of $240,928 on hydrogeological drilling, an airborne topographical survey and a geophysical survey. Over the next six months, Northern expects to spend approximately $1.8 million to complete the FS, environmental and mine permitting work, and a pilot plant test to refine the flowsheet and provide test product for potential customers.

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

Recent Developments and Future Plans on Bissett Creek Project

In September, 2011 Northern Graphite announced that metallurgical testing on its Bissett Creek Project has indicated that almost 50% of the graphite concentrate produced will be jumbo size, +48 mesh flake with a very high carbon content averaging 98%. This is an exceptional product that will attract a premium price based on both flake size and carbon content. Testing also confirmed results from the extensive historical testing, bulk sampling and pilot plant work that was carried out in the past and has validated the performance of the new flow sheet that will form the basis for the bankable Feasibility Study (“FS”) currently underway.

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

Most significantly, almost 50% of the graphite concentrate produced was jumbo size, +48 mesh flake which averaged 98%C with one value as high as 99.2%C. Test work at SGS has been ongoing for the past year and culminated with the pilot plant program.

On January 12, 2012, Northern Graphite announced positive pilot plant test results from its Bissett Creek Graphite Project. The pilot plant has confirmed the technical viability and operating performance of Northern Graphite's process plant design for the production of high purity, large flake graphite. Furthermore, results indicate that 50% of the graphite concentrate produced will be jumbo size, +48 mesh flake with a very high carbon content averaging 97.7% graphitic carbon ("Cg"). This is an exceptional product that will attract a premium price. The pilot plant test was designed, built and operated by SGS Minerals Services ("SGS") in Lakefield, Ontario. SGS processed a 130 tonne bulk sample of graphitic material from the Bissett Creek deposit in the pilot plant and produced five final products which showed consistent flake size distribution and an overall carbon grade averaging 95% Cg. The final concentrates averaged almost 80%, +80 mesh at 96.7% Cg. Significantly, 50% of the graphite concentrate produced was jumbo size, +48 mesh flake averaging 97.7% Cg. Pilot plant recoveries ranged from 90.5% to 94.4 at concentrate grades of 94.5% Cg or greater. Northern announced that it is confident of achieving recoveries of 94 to 95% in the full scale plant for the following reasons:

-- operation of a pilot plant does not allow enough time to optimize the process with respect to balancing grinding, retention time and reagents;
-- due to its small scale, the pilot plant used mechanical cells for rougher flotation. The full plant will use column flotation which is more efficient for the recovery of coarse graphite flotation products;
-- the bulk sample showed some signs of surface oxidation that affected recovery. This will not be a factor in the full scale mining operation.
-- a coarser final flake concentrate is also expected as a rod mill was used for primary grinding in laboratory and pilot plant testing whereas the full scale plant will utilize a SAG Mill which is the best method of grinding to preserve flake size.

Northern Graphite is planning to complete its Feasibility Study and expects permitting to be completed in the second quarter of 2012.

Somaliland Project – Option Agreement

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Under the option agreement, Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta is required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, and the first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value at any time after incurring the first $750,000 of exploration expenditures.

Mindesta has decided to focus its efforts on mineral exploration in East Africa, and in particular the Republic of Somaliland and Ethiopia, as it believes the region has very attractive geology and an improving political environment. As initial steps in executing this strategy, the Company appointed C. Tucker Barrie Ph.D., P. Geo. as Vice President, Corporate Development. Dr. Barrie has 20 years of experience in mineral exploration with expertise in VMS and Ni-Cu-PGE deposits, as well as orogenic gold and porphyry Cu deposits. He has authored 40 publications, is an adjunct professor at two Canadian Universities, and is a recognized expert with a great deal of practical experience in the Arabia/Nubian Shield. Mindesta intends to acquire additional permits based on Mr. Barrie’s extensive contacts and expertise in the region.

The Nubian Shield encompasses parts of Saudi Arabia, Egypt, Sudan, Eritrea and Somaliland and is host to many major mineral deposits including Bisha in Eritrea, Sukari in Egypt, and five gold/base metal mines in Saudi Arabia that are owned and operated by Ma’aden Gold, the state mining company. Somaliland has over 30,000 km2 of exposed Precambrian rocks. Extensive sampling and mapping by the British, US and Russians in the 1970s identified a number of areas that are anomalous in gold, copper, lead, zinc and nickel. Nubian’s permits cover the most prospective areas and it initiated a stream sediment, prospecting and sampling program in September, 2011 to define potential drill targets. Results are expected in the second quarter of 2012. The program is being supervised by Remi Bosc who has 15 years of experience as a mineral exploration, resource and mining geologist in Europe, Africa and south-east Asia. He started his career with the French Bureau of Geological and Mining Research (“BRGM”) and was project geologist during the discovery of the Tasiast deposit in Mauritania.

While the Company’s new strategy is not without risk, the Company has achieved first mover status in an area of the world which it believes has very attractive geology and an underappreciated political situation. Mindesta plans to raise additional financing for its exploration activities and will investigate seeking a listing in Canada subject to the completion of all corporate and regulatory requirements and approvals.

Gregory Bowes, CEO and a director of Mindesta, is a major shareholder of Nubian and therefore the option agreement with Nubian represents a related party transaction. The transaction was approved by all of the independent directors of the Company with Mr. Bowes abstaining from voting. The independent committee approved the transaction following a review of, among other things:

1.          A geological report by Mr. Tucker Barrie who visited the permits and who is a Qualified Person under NI 43-101.

2.          A budget and work program proposed by Mr. Remi Bosc who visited the permits and is a Qualified Person under NI 43-101.

3.          Similar agreements relating to early stage exploration projects in Africa.

The potential acquisition of the balance of Nubian’s interest in the permits would be subject to a fairness opinion and to a shareholder vote.

The Republic of Somaliland is located on the Red Sea between Djibouti to the west, Somalia to the east and Ethiopia to the south. Somaliland is a former British colony that gained its independence in 1960 and became a member of the United Nations. Somaliland subsequently agreed to join Italian Somaliland, in an informal partnership that was never ratified by their respective parliaments, to form the greater “Somalia”. Following the collapse of the Somalia government in 1992, Somaliland withdrew from the partnership and reasserted its independence. While the rest of the world has not yet officially recognized Somaliland’s “re-independence”, the Company believes that could happen based on its belief that Somaliland has held three free, fair, and non-violent elections, it jails pirates and extremists, and it is one of the few functioning democracies in Africa and the Middle East.

ITEM 3 - LEGAL PROCEEDINGS

The Company has been named in a lawsuit filed by Windale Properties in the amount of $19,781Cdn. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. Discussions regarding settlement are ongoing.

ITEM 4 - REMOVED AND RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Registrant's common stock is traded in the over-the-counter market under the symbol MDST (OTC Bulletin Board Symbol). The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.

Fiscal Quarter Ending	High	Low
March 31, 2008	$1.60	$1.40
June 30, 2008	$1.60	$1.20
September 30, 2008	$0.80	$0.40
December 31, 2008	$0.20	$0.20
March 31, 2009	$1.00	$1.00
June 30, 2009	$0.40	$0.40
September 30, 2009	$0.80	$0.80
December 31, 2009	$0.40	$0.20
March 31, 2010	$0.60	$0.20
June 30, 2010	$0.40	$0.20
September 30, 2010	$0.40	$0.20
December 31, 2010	$0.80	$0.20
March 31, 2011	$2.00	$0.80
June 30, 2011	$1.60	$0.60
September 30, 2011	$1.50	$0.50
December 31, 2011	$0.85	$0.36

(b) As of December 31, 2011, there were 318 shareholders of record of the registrant's common stock.

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

Equity Compensation Plan Information

(c) Number of securities
remaining available for future
	(a) Number of securities to be		issuance under equity
	issued upon exercise of	(b) Weighted average exercise	compensation plans (excluding
	outstanding options, warrants	price of outstanding options,	securities reflected in column
Plan Category	and rights	warrants and rights	(a)
Equity compensation plans approved by security holders	None	n/a	n/a
Equity compensation plans not approved by security holders	225,000	$0.85	None

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $155,396.

Dividends

The Company has not paid any cash dividends to date, and has no plans to do so in the immediate future.

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) on the basis of one share of Northern common stock for each share of Company common stock held. The U.S. Financial Industry Regulatory Authority (“FINRA”) established January 26, 2012 as the ex-dividend date (the “Ex-Dividend Date”) for this distribution.

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

The Company is an exploration stage company. The Company’s sole asset and primary focus has been its investment in Northern Graphite Corporation (“Northern”). Northern holds a 100% interest in a number of mineral claims and a mining lease covering a deposit of natural graphite located in Maria Township, approximately 180 miles northeast of Toronto, Ontario and near the town of Bissett Creek (the “Bissett Creek Property”). The Bissett Creek Property is subject to a C$20 per ton royalty on graphite concentrate produced which includes an annual advance royalty C$27,000. A 2.5% net smelter return royalty is payable with respect to any other minerals produced from the Bissett Creek Property.

The Bissett Creek Property was on care and maintenance from 2005 to 2010. In the latter part of 2009 and in the first quarter of 2010 Northern raised its own financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%. The Company’s interest was subsequently reduced to 26.2% as the result of it selling 2,000,000 Northern shares and of Northern completing an initial public offering of shares, becoming listed on the TSX Venture Exchange, and subsequent warrant exercises. The Company currently owns less than 1% of Northern due to the distribution of its Northern shares to Mindesta shareholders. The 2010 and 2011 financing transactions enabled the Company and Northern to deal with the serious debt and creditor issues that existed in 2009 and to move the Bissett Creek Property forward. Northern initiated the environmental and mine permitting process, metallurgical testing, infill and exploration drilling and a bankable Feasibility Study, and completed exploration and infill drilling, with the objective of being in a position to make a construction decision, subject to financing and the receipt of all regulatory approvals, in the first part of 2012.

From 2004 until late 2009 the Company experienced serious financial difficulties and went through many changes to the Board and management. Chris Crupi, CA and Gregory Bowes, MBA, were appointed directors of the Company and Mr. Robert Dinning, CA was appointed President and CEO on June 23, 2008. Mr. Robert Dinning CA continued as a director and was also reappointed CFO effective June 23, 2008. In May 2009, Gregory Bowes was appointed as CEO of Northern. Robert Dinning resigned as a director and CFO of Northern effective April 1, 2010 and resigned as a director, CEO and CFO of the Company effective May 10, 2010. Miles Nagamatsu CA was appointed CFO of Northern on April 1, 2010 and Gregory Bowes was appointed CEO and CFO of the Company effective May 10, 2010. Cam Birge was appointed a director to replace Mr. Dinning, on June 3, 2010. Chris Crupi resigned as a director effective August 18, 2010. On April 19, 2011, Douglas Perkins joined the Board of Directors and was appointed Chairman of the Audit Committee. On December 15, 2012, Albert Zapanta joined the Board of Directors and was appointed to the Audit Committee, the Nominating Committee, and Compensation Committee.

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

In January of 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized gross proceeds of CDN $1,000,000 in order to finance both companies during the period that Northern’s IPO was in the process of being completed.

On April 18, 2011 Northern announced that it had closed its IPO and issued the maximum of 8,000,000 common shares that were qualified for distribution under its final prospectus dated April 7, 2011 at a price of CDN$0.50 per share for gross proceeds of CDN $4,000,000. Northern began trading on the TSX Venture Exchange as a Tier 2 Mining Issuer on April 20, 2011 under the trading symbol “NGC”.

The Company recognizes that Northern will require substantial additional capital in the future to continue the development of the Bissett Creek Project. While the Company is optimistic such capital can be obtained, there is no assurance that it will be available or available on terms that are attractive to Northern.

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed this distribution to Company shareholders of a majority of the shares of Northern Graphite Corporation (“Northern”) common stock owned by the Company. The Distribution of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) was made to Company shareholders on the basis of one share of Northern common stock for each share of Company common stock held. The U.S. Financial Industry Regulatory Authority (“FINRA”) established January 26, 2012 as the ex-dividend date (the “Ex-Dividend Date”) for this distribution. The Company’s interest in Northern Graphite has decreased to 0.8% primarily as a result of the distribution of Northern Shares.

Effective January 2nd, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Under the option agreement, Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta is required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, and the first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The revolving loan agreement became repayable upon the signing of a property option agreement and all obligations of Nubian were applied against the expenditure requirements of the Company under the property option agreement.The obligations under the revolving loan agreement are now considered paid in full, and the revolving loan agreement has terminated and has no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement to $150,000. In 2012, Mindesta plans on focusing its efforts on mineral exploration in East Africa, and in particular the Republic of Somaliland and Ethiopia, as it believes the region has very attractive geology and an improving political environment.

RESULTS OF OPERATIONS

For the year ended December 31, 2011, the Company recorded a gain of $3,738,515, or $0.42 per share, compared to a net loss of $1,097,719 for the year ended December 31, 2010, or $0.13 per share. This net gain during the year ended December 31, 2011 resulted from the Company recognizing a gain of $6,035,839 on the deconsolidation of its investment holdings in Northern due to the sale of 2,000,000 shares of Northern and the resultant decline in the Company’s interest below 50% which made it necessary for the Company to change its accounting treatment for the investment. The Company had no revenues for the years ended December 31, 2011 and 2010. The Company is an exploration stage company and will not have revenues unless its exploration efforts are successful and one of the properties in which it has an interest is eventually brought into production. For the year ended December 31, 2011, expenses amounted to $757,935 compared to $2,070,144 for the year ended December 31, 2010. There were higher expenses for the year ended December 31, 2010 as the Company consolidated the results of Northern during this period. Management fees and salaries decreased to $179,469 for the year ended December 31, 2011 compared to $442,666 for the year ended December 31, 2010. Higher fees in 2010 resulted from Northern having initiated exploration activities on the Bissett Creek Project, hired a full time CEO and retained a number of consultants to raise financing and manage its affairs during the year ended December 31, 2010 and portions of these expenses were included in the Company’s expenses as a result of the Company having consolidated Northern during this period. Included in expenses for the year ended December 31, 2011 were $155,396 in stock compensation expense compared to $154,408 in 2010. Professional fees increased to $262,058 in the year ended December 31, 2011 from $ 176,708 in 2010, due to increased activity levels within the Company and on the Bissett Creek Project.

The Company currently has no full time employees. It contracts with a number of consultants for management, engineering, technical, administrative and financial services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at December 31, 2011 of $569,378 versus $46,191 as at December 31, 2010, due to the sale of Northern shares and the repayment by Northern of the intercompany revolving loan during the year ended December 31, 2011. On January 2, 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized total proceeds of CDN$1,000,000. The Company used these funds to support Northern and keep work going on the Bissett Creek Property pending the completion of Northern’s IPO.

In 2009, Northern raised C$465,000 in a non-brokered financing with various lenders, including a director of the Company, of senior secured convertible non-interest bearing notes (the “Notes”). A first mortgage and security interest over all of the assets of Northern, including Bissett Creek was granted to 2221862 Ontario Inc., a company incorporated and controlled by a Director of the Company and of Northern, to hold the security on behalf of the Note holders as well as to hold the proceeds from sale of the Notes in trust, and to distribute such proceeds to Northern as required to cover the costs that were to be incurred in connection with a proposed going public transaction and financing and to pay existing and future expenses which were critical and necessary to keep Northern functional and solvent and protect its assets. In the first quarter of 2010 the principal amount of the Notes was increased to C$600,000 to provide additional working capital, the Notes were converted to units of Northern pursuant to their terms and the completion of the private placements described herein, and the security interest was released.

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

As a result of the private placements, the conversion of the Notes and the debt settlements, Northern issued a total of 11,186,925 common shares, and 11,155,571 common share purchase warrants

Effective March 1st, 2011, the Company and Northern entered an intercompany revolving loan agreement whereby all amounts due from Northern to the Company would be provided under a $600,000 credit facility. It is repayable in two years, unless an IPO of at least $3,000,000 was completed by Northern before such date. In this case, the Company could demand repayment immediately. The credit facility bore interest from March 1st, 2011 at an annual rate of 7.5 per cent, is payable annually, and has since been repaid in full.

Northern has a long-term deposit with the Ministry of Finance for the Province of Ontario to ensure that enough funds are available to affect the proper reclamation and closure of the Bissett Creek Property. Northern’s initial deposit in 2004 amounted to C$288,363 and since that time accrued interest has increased the deposit to $316,219 as at December 31, 2011.

The funding raised by the Company and its non-consolidated affiliate, Northern, is sufficient to pay operating and administrative costs for the time being. However, both the Company and Northern require additional funding to continue operations. Mindesta will require additional financing to continue planned exploration activities and Northern will require substantial additional financing for construction of a mine on the Bissett Creek Property and there is no assurance that such financing will be available or will be available on terms acceptable to the Company or Northern.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements of Mindesta, Inc. are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Mindesta, Inc.'s accounting policies are described in Note 2 to the consolidated financial statements. Critical accounting estimates are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable. However, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company has discussed the development, selection and disclosures of these critical accounting estimates with the Audit Committee and the Board of Directors, and the Audit Committee has reviewed the Company's disclosures relating to these estimates.

GOING CONCERN

The Company's auditors in their report for the year ended December 31, 2011 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net gain attributable to the Company of $3,738,515 and a loss from operations of $757,935 for the year ended December 31, 2011. The Company’s net gain for this period included a gain on deconsolidation of $6,035,839. The Company has had recurring losses and an accumulated deficit of $11,993,473 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Mindesta periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of when events and circumstances warrant such a review. This review is performed using estimates of future cash flows as well as industry and market conditions and the Company’s future development plans. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mindesta Inc.

We have audited the accompanying balance sheets of Mindesta Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2011. Mindesta Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mindesta Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 15, 2012
Vancouver, British Columbia	Chartered Accountants

ACCOUNTING › CONSULTING › TAX 2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1 1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(an exploration stage company)
Balance Sheets

	As at	As at
	December 31	December 31
	2011	2010

	$	$
	( note 1c )	(note 1c )
Assets
Current
Cash and cash equivalents	569,378	46,191
Receivables	151	165,854
Due from related parties (note 8)	145,113	-
Prepaid expenses and deposits	36,092	174,570
Deferred costs	-	133,047
Total current assets	750,734	519,662
Investment in non-consolidated affiliate (notes 1c, 3)	3,432,261	-
Reclamation deposit (note 6)	-	316,218
Fixed assets (note 5)	-	426,396
Total assets	4,182,995	1,262,276

Liabilities
Current
Accounts payable and accrued liabilities	452,473	746,696
Other payable	-	48,016
Loans payable (note 7)	-	150,000
Dividend payable (note 11)	3,274,072	-
Total current liabilities	3,726,545	944,712
Asset retirement obligations (note 6)	-	316,218
Total liabilities	3,726,545	1,260,930

Stockholders’ equity
Common stock 200,000,000 shares authorized, $0.0001 par value; 9,300,634 shares issued and outstanding (note 5)	18,592	17,767
Additional paid-in capital	12,537,316	12,228,245
Accumulated other comprehensive income	(105,985)	(105,985)
Deficit accumulated during exploration stage (note 11)	(11,993,473)	(12,457,916)
	456,450	(317,889)
Non-controlling interest (note 3)	-	319,235
Total stockholders' equity	456,450	1,346

Total liabilities and stockholders' equity	4,182,995	1,262,276
Nature of operations and going concern (note 1b)
Commitments and contingencies (note 7)
Subsequent event (note 13)

See accompanying notes to financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

F16

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(an exploration stage company)
Statements of Operations and Deficit

	Year ended December 31
	2011	2010

	$	$
	(note 1c )	(note 1c )
General and administrative expenses
Professional fees	262,058	176,708
Royalties	-	26,214
Depreciation and amortization	-	70,365
Management fees and salaries (note 8)	179,469	442,666
Exploration expense	-	1,044,717
General and administration	316,408	309,474
	757,935	2,070,144

Loss from operations	(757,935)	(2,070,144)
Interest and other income	6,671	18,611
Foreign exchange loss	(19,021)	(28,861)
Gain on debt settlement (note	-	487,222
Net loss attributable to non-controlling interest	-	495,453
Gain on partial disposal of subsidiary (note 3)	6,035,839	-
Loss attributable to equity investee (note 3)	(1,518,789)	-
Gain (loss) on revaluation of debt	(8,250)	-
Income (loss) for the year	3,738,515	(1,097,719)

Net earnings (loss) per share – basic	0.42	(0.13)
Weighted average number of common shares outstanding – basic (note 5)	8,920,635	8,472,833
Net earnings (loss) per share – fully diluted	0.40	(0.13)
Weighted average number of common shares outstanding – fully diluted (note 5)	9,492,485	8,472,833

See accompanying notes to financial statements

F17

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(an exploration stage company)
Statements of Cash Flows

	Year ended December 31
	2011	2010

	$	$
	(note 1c )	(note 1c )
Cash provided by (used in)
Operating activities
Income (loss) for the year	3,738,515	(1,097,719)
Depreciation and amortization	-	70,365
Stock-based compensation	155,396	154,408
Gain on settlement of accounts payable	-	(18,611)
Gain on debt settlement	-	(487,222)
Net loss attributable to non-controlling interest	-	(495,453)
Gain on deconsolidation	(6,035,839)	-
Equity loss pick-up	1,518,789	-
(Gain) loss on amounts due to related party	8,250	-
Changes in non-cash operating working capital:
Receivables	-	(157,851)
Due from affiliate	(16,147)	-
Prepaid expenses and deposits	(19,659)	(174,571)
Accounts payable and accrued liabilities	334,563	532,052
	(316,132)	(1,674,602)
Financing activities
Proceeds from issuance of notes	-	132,922
Due to related party	-	(106,536)
Change in notes payable	(138,938)	-
Advances to related party	-	-
Loan repayments	-	(241,002)
Deferred costs	-	(133,047)
Net proceeds from sale of common stock of subsidiary	-	1,797,288
Proceeds from the exercise of options	101,250	-
	(37,688)	1,449,625
Investing activities
Due from related party	(128,393)	-
Proceeds from the sale of shares of affiliate (Note 3)	1,005,400	-
	877,007	-
Net increase (decrease) in cash and cash equivalents	523,187	(224,977)
Cash and cash equivalents, beginning of period	46,191	271,168
Cash and cash equivalents, end of period	569,378	46,191
Non-cash transactions
Shares issued for the settlement of accounts payable	-	155,423
Shares issued for the settlement of amounts due to related parties	53,250	-
Shares issued for settlement of debt	-	16,374

Supplementary information
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes to financial statements

F18

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(An exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from November 6, 1996 (Date of Inception of Exploration Stage) to December 31, 2011

					Accumulated
					Deficit	Accumulated		Common	Total
		Common Stock		Additional	During	Other	Non	Stock	Stockholders'
	Number	Number		Paid-in	Exploration	Comprehensive	Controlling	Subscriptions	Equity
	of Shares	of Shares	Amount	Capital	Stage	Income	Interest	Received	(Deficit)

Inception - November 6, 1996 - See Note A below	-	-	$-	$-	$-	$-	-	$-	-
Balance at December 31, 1998	15,678	40,928	76	505,092	(750,830)	-	-	-	(245,662)
Issuance of common stock for cash	1,500	4,500	9	146,612	-	-	-	-	146,621
Issuance of common stock for services	2,750	8,250	17	274,983	-	-	-	-	275,000

Net Loss			-	-	(259,404)	-	-	-	(259,404)
	-
Balance at December 31, 1999	19,928	53,678	102	926,687	(1,010,234)	-	-	-	(83,445)
	-
Issuance of common stock for cash	4,245	12,735	25	413,045	-	-	-	-	413,070
Issuance of common stock for services	3,500	10,500	21	349,979	-	-	-	-	350,000
Issuance of common stock for Multiplex stock	150	450	1	29	-	-	-	-	30
Issuance of common stock for acquisition	23,773	71,319	143	4,603	-	-	-	-	4,746

Net Loss			-	-	(694,758)	-	-	-	(694,758)
	-
Balance at December 31, 2000	51,596	148,682	292	1,694,343	(1,704,992)	-	-	-	(10,357)
	-
Issuance of common stock for compensation	1,500	4,500	9	59,991	-	-	-	-	60,000

Net Loss			-	-	(67,251)	-	-	-	(67,251)
	-
Balance at December 31, 2001	53,096	153,182	301	1,754,334	(1,772,243)	-	-	-	(17,608)
Issuance of common stock re acquisition of Industrial Minerals Incorporated	1,750,000	5,250,000	10,500	(1,747,393)	1,696,982	-	-	-	(39,911)
Minimum 50 shares post- split allocation	1,538	4,614	6	(6)	-	-	-	-	-

Net Loss	-	-	-	-	(520,242)	-	-	-	(520,242)

See accompanying notes to financial statements

F19

					Accumulated
					Deficit	Accumulated		Common	Total
		Common Stock		Additional	During	Other	Non	Stock	Stockholders'
	Number	Number		Paid-in	Exploration	Comprehensive	Controlling	Subscriptions	Equity
	of Shares	of Shares	Amount	Capital	Stage	Income	Interest	Received	(Deficit)

Balance at December 31, 2002	1,804,634	5,407,796	10,807	6,935	(595,503)	-	-	-	(577,761)
	-
Minimum 50 shares post- split allocation	16	49	-	-	-	-	-	-	-
	-
Net Loss			-	-	(1,133,197)	-	-	-	(1,133,197)
	-
Balance at December 31, 2003	3,603,195	5,407,845	10,807	6,935	(1,728,700)	-	-	-	(1,710,958)
	-
Allocation on round-up of shares	0	0	-	-	-	-	-	-	-
Issuance of common stock in settlement of debt	174,606	174,606	349	4,190,189	-	-	-	-	4,190,538

Net Loss			-	-	(561,153)	-	-	-	(561,153)
	-
Balance at December 31, 2004	5,582,451	5,582,451	11,156	4,197,124	(2,289,853)	-	-	-	1,918,427

Net Loss			-	-	(1,844,219)	-	-	-	(1,844,219)
	-
Balance at December 31, 2005	5,582,451	5,582,451	11,156	4,197,124	(4,134,072)	-	-	-	74,208
	-
Issuance of common stock for cash	10,000	10,000	20	69,640	-	-	-	-	69,660
Issuance of common stock in settlement of debt	312,791	312,791	625	1,876,118	-	-	-	-	1,876,743

Net Loss			-	-	(1,255,584)	-	-	-	(1,255,584)
	-
Balance at December 31, 2006	5,905,242	5,905,242	11,801	6,142,882	(5,389,656)	-	-	-	765,027
	-
Issuance of common stock for cash	659,685	659,685	1,319	1,569,486	-	-	-	-	1,570,805
Issuance of common stock for services	320,350	320,350	641	641,976	-	-	-	-	642,617
Stock compensation expense			-	446,853	-	-	-	-	446,853
Foreign Currency Translation			-	-	-	(105,985)	-	-	(105,985)

Net Loss	1,804,634	5,407,796	-	-	(2,761,455)	-	-	-	(2,761,455)

See accompanying notes to financial statements

F20

					Accumulated
					Deficit	Accumulated		Common	Total
		Common Stock		Additional	During	Other	Non	Stock	Stockholders'
	Number	Number		Paid-in	Exploration	Comprehensive	Controlling	Subscriptions	Equity
	of Shares	of Shares	Amount	Capital	Stage	Income	Interest	Received	(Deficit)

Balance at December 31, 2007	6,885,277	6,885,277	13,761	8,801,197	(8,151,111)	(105,985)	-	-	557,862
Issuance of common stock for cash	-	462,447	925	484,275	-	-	-	(265,000)	220,200
Issuance of common stock for services	-	630,250	1,261	445,439	-	-	-	-	446,700
Stock compensation expense	-		-	176,427	-	-	-	-	176,427
Common stock subscriptions received	-				-	-	-	265,000	265,000
Issuance of common stock for settlement of debt	-	62,500	125	64,875	-	-	-	-	65,000

Net Loss	-		-	-	(1,579,801)	-	-	-	(1,579,801)

Balance at December 31, 2008	-	8,040,474	16,072	9,972,214	(9,730,913)	(105,985)	-	-	151,388

Issuance of common stock for services	-	125,000	250	49,750	-	-	-	-	50,000
Stock compensation expense	-		-	179,221	-	-	-	-	179,221

Net Loss	-		-	-	(1,629,281)	-	-	-	(1,629,281)

Balance at December 31, 2009	-	8,165,474	16,322	10,201,185	(11,360,194)	(105,985)	-	-	(1,248,672)
Issuance of common stock for services and debt settlement	-	722,660	1,445	215,353					216,798
Net Loss	-		-	-	(1,097,722)	-	(495,451)	-	(1,593,173)
Gain in dilution in interest of subsidiary	-			1,657,299					1,657,299
NCI pickup on dilution in interest of subsidiary	-						814,686	-	814,686
Stock compensation expense	-		-	154,408		-		-	154,408
Consolidated Balance at December 31, 2010	-	8,888,134	17,767	12,228,245	(12,457,916)	(105,985)	319,235	-	1,346

See accompanying notes to financial statements

F21

					Accumulated
					Deficit	Accumulated	Non	Common	Total
		Common Stock		Additional	During	Other	Controlling	Stock	Stockholders'
	Number	Number		Paid-in	Exploration	Comprehensive	Interest	Subscriptions	Equity
	of Shares	of Shares	Amount	Capital	Stage	Income		Received	(Deficit)

Balance subsequent to 1:20 stock consolidation		8,888,134	17,767	12,228,245	(12,457,916)	(105,985)	319,235	-	1,346
Issuance of common stock for debt		75,000	150	53,100	-	-	-	-	53,250
Issuance of common stock pursuant to the exercise of stock options		337,500	675	100,575	-	-	-	-	101,250
Stock compensation expense		-	-	155,396	-	-	-	-	155,396

Net Loss		-	-	-	(770,285)	-	-	-	(770,285)
Gain on deconsolidation					6,035,839				6,035,839
Equity loss pickup					(1,518,789)				(1,518,789)
Loss on due to related party					(8,250)				(8,250)
NCI pickup on dilution in interest in subsidiary							(319,235)		(319,235)
Dividends					(3,274,072)				(3,274,072)
Non- consolidated Balance at December 31, 2011		9,300,634	18,592	12,537,316	(11,993,473)	(105,985)	-	-	456,450

See accompanying notes to financial statements
The number of common shares used in this statement is accounted for after giving effect to the 20:1 stock consolidation on July 29, 2011 (note 6 B.)

F22

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

NOTE 1 - BASIS OF PRESENTATION

(a) Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been carried out through the Company’s subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions completed in 2010, the Company’s interest is Northern was reduced from 100% to 51.2% as at December 31, 2010. On January 7th, 2011, the Company sold 2,000,000 shares of Northern and on April 18, 2011, Northern completed an initial public offering which, along with warrants of Northern being exercised since the offering, has reduced the Company’s ownership to 26.1% as at December 31, 2011. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTCBB under the symbol MDST.

(b) Nature of Operations and Going Concern

The Company had a 26.1% interest in Northern as at December 31, 2011, which owns 100% of the mineral rights to the Bissett Creek Property which is located in the Province of Ontario, Canada. The primary focus of Company and the sole focus of Northern is the potential development of the Bissett Creek Property. Northern is in the process of completing its Feasibility Study and has initiated the environmental and mine permitting processes with the objective of making a construction decision in the first half of 2012, subject to financing. Subsequent to the end of 2011 the Company distributed most of its shares of Northern to its shareholders and has made a strategic decision to focus on mineral exploration in east Africa (see note 13).

The Company is an Exploration Stage Company that incurred a net gain of $3,738,515 for the year ended December 31, 2011 (2010 - $1,097,719) and has an accumulated deficit of $11,974,973 since the inception of the Company. Excluding a non-cash dividend payable of $3,274,072 that will not be paid from current assets, current assets exceed current liabilities by $298,262. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and further planned exploration activities. The Company and Northern have raised additional capital to settle loans and payables and to advance the Bissett Creek Property but the Company’s investment in Northern is dependent on Northern receiving substantial additional financing to ultimately build a mine and processing plant on the Bissett Creek Property and Company will require significant financing to continue its operations and fund planned exploration activities. There is a high degree of risk and many inherent uncertainties in mining operations and exploration activities and management cannot provide assurances that it will be successful in its endeavors.

The Company’s management believes that it will continue to be able to generate sufficient funds from public or private debt or equity financing for the Company to continue to operate. The accompanying financial statements do not include any adjustments that might result from negative outcomes with respect to these uncertainties.

NOTE 2 - ACCOUNTING POLICIES

(a) Basis of Accounting and Consolidation

As a result of the Company having reduced its ownership of Northern to an amount less than majority ownership as at January 7th, 2011, the Company deconsolidated its interest in Northern and has presented its ownership in Northern according to the equity method of accounting until December 12, 2011 when the Company declared a dividend of most of its investment in Northern and as a result, no longer exerted significant influence over the investee. The financial statements have therefore been prepared on a non-consolidated basis for the periods ending December 31, 2011, whereas the financial statements and interim financial statements of the Company for the periods ending December 31, 2010 and the notes thereto have been prepared on a consolidated basis.

F23

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, "Consolidation" with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. In accordance with this guidance, the Company has determined that it has no obligation to absorb losses of Northern or the right to receive benefits from Northern that could potentially be significant to the variable interest entity and accordingly, Northern was deconsolidated in January of 2011 and is being accounted for under the equity method of accounting up until December 12, 2011 upon which the Company no longer exerted significant influence on Northern. The deconsolidation of Northern resulted in a decrease in assets, liabilities and non-controlling interest as of January 1, 2011 of $1,205,663, $1,084,783 and $319,235, respectively. These changes included the deconsolidation of: (a) mine reclamation deposit totaling $316,218; (b) property, plant and equipment, net totaling $426,396; and (c) asset retirement obligation liabilities totaling $316,218. The Company recognized a gain on its deconsolidation of $6,035,839. The portion of this gain related to the remeasurement of retained investment in Northern related to its fair value was $4,714,873. Fair value was determined using the share price of $0.50 received in proceeds in the Company’s sale of shares in the deconsolidation transaction with a non-related party. Additionally, as a result of Mindesta’s investment in Northern being accounted for under the equity method, an investment of $11,069,565 was recorded on January 1, 2011.

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

(b) Cash and Cash Equivalents

Cash and cash equivalents include bank balances, funds held in trust with lawyers, and short term investments that are readily convertible into cash with original maturities of three months or less.

(c) Use of Estimates

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

F24

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, from 3 to 20 years. Significant improvements are capitalized, while expenditures for maintenance, repairs and replacements are charged to expense as incurred. Upon disposal of depreciable property, the appropriate property accounts are reduced by the related costs and accumulated depreciation and gains and losses are reflected in the statements of operations.

(e) Long-Lived Assets

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

(f) Basic and Diluted Loss Per Share

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

(g) Comprehensive Income (Loss)

The Company adopted ASC 220 (formerly SFAS No. 130), “Comprehensive Income”. ASC 220 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the consolidated financial statements of operations and foreign currency translation adjustments. ASC 220 requires only additional disclosures in the consolidated financial statements and does not affect the Company’s financial position or results of operations.

(h) Fair Value of Financial Instruments

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

F25

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

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

(i) Income Taxes

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

(j) Translation of Foreign Currencies

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

(k) Asset Retirement Obligations

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

(l) Recent Pronouncements

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Update amends fair value measurements and disclosures to (1) clarify the board’s intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. This guidance is effective for the Company for the first interim or annual period beginning on or after December 15, 2011. The Company does not anticipate this guidance having a material effect on its financial condition, results of operation, or cash flows.

Comprehensive Income (Topic 220): Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the fiscal year beginning after December 15, 2011. The Company does not anticipate this guidance having a material effect on its financial condition, results of operation, or cash flows.

F26

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

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

Exchange gains and losses are primarily the result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Canadian dollar (currency of the foreign non-consolidated affiliate in which the Company has an investment), as well as their effect on the dollar denominated inter-company obligations between the Company and the foreign non-consolidated affiliate in which the Company has an investment. All inter-company balances are revolving in nature and are not deemed to be long-term balances. For the year ended December 31, 2011 and 2010, foreign currency losses of $19,021 and $28,861, respectively, were recognized.

NOTE 3 - INVESTMENT IN NON-CONSOLIDATED AFFILIATE

On January 7, 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized total proceeds of CDN$1,000,000. Due to the reduction in the Company’s interest in Northern arising from this transaction, the results of Northern are no longer consolidated. The Company recognized a gain on deconsolidation of $6,035,839, of which $5,835,457 related to the remeasurement of the Company’s retained investment in the former subsidiary to its fair value. Subsequent to deconsolidation Northern remains a related party by way of directors and officers in common.

As at December 31, 2011, the Company owned 9,750,000 common shares of Northern which represents a 26.1% interest. If all of Northern’s warrants were exercised the Company’s interest in Northern would be 22.9% . The estimated fair value of this investment at December 31,2011was $8,872,500 based on the quoted trading price of these shares on the Toronto Stock Exchange. The carrying value of this investment is as follows:

Investment	$
Non-consolidated balance at December 31, 2010	11,069,565
Proceeds from sale of investment	(1,005,400)
Retained deficits of Northern Graphite	(11,148,954)
Gain on deconsolidation	6,035,839
Equity pickup for year ending December 31, 2011	(1,518,789)
Non-consolidated balance at December 31, 2011	3,432,261

The following presents unaudited summary financial information for Northern.

December 31, 2011
$ CDN
Current assets	2,189,747
Non-current assets	4,244,352
Current liabilities	(459,669)
Non-current liabilities	(317,041)
Equity	(5,657,389)

NOTE 4 - NORTHERN GRAPHITE CORPORATION FINANCINGS

In the fourth quarter of 2009, Northern raised C$465,000 in a non brokered financing consisting of senior secured convertible non-interest bearing notes (the “Notes”) to keep Northern and the Company solvent and to pay the costs of attempting to raise financing and take Northern public in Canada. The Notes were secured by a security interest over all of the assets of Northern, including the mineral claims and the mining lease comprising the Bissett Creek Property. During the first quarter of 2010, the amount of the Notes was increased to C$600,000 and pursuant to their terms they automatically converted into 3,428,571 units, upon the closing of various private placements, at a conversion price of $0.175 per unit, each unit consisting of one common share and one common share purchase warrant exercisable at a price of C$0.245 per share for a period of 18 months from the date after which Northern became a reporting issuer in a jurisdiction of Canada.

F27

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

In March, 2010, Northern completed a number of non-brokered private placement financings consisting of the issuance of a total of 7,327,000 units at a price of C$0.25 per unit, each unit being comprised of one common share and one common share purchase warrant exercisable at a price of C$0.35 per share for a period of 18 months from the date after which Northern became a reporting issuer in a jurisdiction of Canada. Gross proceeds were C$1,831,750. In addition, Northern issued 400,000 units, with the same terms, as part of debt settlement agreements with three creditors. In the second quarter of 2010, Northern issued an additional 31,354 common shares in settlement of various claims against the Company.

On April 18, 2011 Northern Graphite closed its Initial Public Offering (“IPO”) and issued the maximum of 8,000,000 common shares that were qualified for distribution under its final prospectus at a price of CDN$0.50 per share for gross proceeds of CDN $4,000,000. In connection with the offering, the Company issued 560,000 common share purchase warrants entitling the holder to purchase one common share at a price of $0.50 per common share until April 18, 2012

As a result of the private placements, the conversion of the Notes, the debt settlements, the IPO of Northern, and the conversion of warrants, Northern issued a total of 25,665,167 common shares, and 11,715,571common share purchase warrants, and had 37,415,167common shares outstanding as at December 31, 2011. As at December 31, 2011, the Company owned 9,750,000 common shares of Northern which represented a 26.1% interest.

NOTE 5 - BUILDING AND EQUIPMENT

Building and equipment are recorded at cost. Building and equipment as at December 31, 2011 and 2010 were as follows:

	2011
	(non-	2010
	consolidated)	(consolidated)
Building and improvements	$-	$591,005
Equipment	-	652,506
Mine closure deposit	-	-
Total building and equipment	-	1,243,511
Less accumulated depreciation	-	817,115
Net building and equipment	$-	$426,396

NOTE 6 - STOCKHOLDER’S EQUITY

A. COMMON STOCK OPTIONS

The Company adopted ASC 718 (formerly SFAS 123) “Stock-Based Compensation”, effective April 1, 2007. Compensation cost for the Company’s stock options have been determined in accordance with the fair value based method prescribed as ASC 718. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model. Stock is issued from treasury for options exercised.

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

F28

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

On April 19, 2011, the Company granted stock options to purchase 112,500 common shares at a price of $1.40 per share until April 19, 2016. All options vested immediately. The fair value of the option grant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 220%; risk-free interest rate of 2.09%; and an expected term of 5 years.

The following table summarizes stock option activity for the year ended December 31, 2011:

	Number of securities to be
	issued upon exercise of	Weighted-average exercise
Equity compensation plans not approved by security holders	outstanding options	price of outstanding options
Outstanding December 31, 2010	450,000	$0.30
Issued	112,500	$1.40
Exercised	(337,500)	$0.30
Outstanding at December 31, 2011	225,000	$0.85

Exercisable at December 31, 2011 – 225,000. Intrinsic value at December 31, 2011 - $Nil.

During the year 337,500 stock options were exercised for proceeds of $101,250. These options had an intrinsic value of $160,875.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year ending December 31, 2011 of $155,396 (2010-$154,408).

B. COMMON STOCK

The number of common shares outstanding for December 31, 2011 and December 31, 2010, before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
As at:	20:1 consolidation	consolidation
December 31, 2011	n/a	9,300,634
December 31, 2010	177,701,620	8,885,081

The basic weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the year ended:	20:1 consolidation	consolidation
December 31, 2011	n/a	8,920,188
December 31, 2010	169,456,663	8,472,833

The fully-diluted weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the year ended:	20:1 consolidation	consolidation
December 31, 2011	n/a	9,492,038
December 31, 2010	169,456,663	8,472,833

For the year ended December 31, 2010, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

F29

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Mine Development and Closure

A Mine Development and Closure Plan for Northern has been filed with, and accepted by, the Ministry of Northern Development and Mines (“MNDM”), in accordance with the MINING ACT, R.S.O. 1990, Ontario Regulation 240/00, including the standards, procedures and requirements of the Mining Code of Ontario. As the Company no longer consolidates the operations of Northern, no amount has been accounted for as a long term deposit as at December 31, 2011. A financial assurance in the amount of $316,218 was accounted for as a long term deposit as at December 31, 2010. Northern had paid this amount to the Minister of Finance for the Province of Ontario. This financial assurance represents the estimated amount that would be required to restore the Bissett Creek Property to its original environmental state. The money pledged for this financial assurance will be returned to Northern once the MNDM is satisfied that the obligations contained in the Mine Development and Closure Plan have been performed. Should Northern not perform its obligations contained in the Mine Development and Closure Plan the MNDM will restore the Bissett Creek Property to its original environmental state using the assurance and Northern will be responsible for any costs in excess of this amount.

The Company has been named in a lawsuit filed by Windale Properties in the amount of $19,781Cdn. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. Discussions regarding settlement are ongoing. No amount related to this contingency has been accrued as the outcome at this time is indeterminable.

NOTE 8 - NOTES AND LOANS PAYABLE

During the year ended December 31, 2011, there were no transactions involving notes and loans payable. As the Company no longer consolidates the operations of Northern, no amount has been accounted for as a note or loan payable as at December 31, 2011.

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

(b) 54,580 common shares of the Company were issued in settlement of a $385,665 loan payable. Common shares were valued at $0.30 per share, and the Company recognized a gain of $369,291 on the settlement.

(c) 1,105,799 common shares of the Company were issued in settlement of $84,740 in accounts payable. Common shares were valued at $0.30 per share, and the Company recognized a gain of $22,795 on the settlement.

(d) The Company agreed to issue 75,000 shares in settlement of $83,194 in accounts payable to a related party. Common shares were valued at $0.60 per share, and the Company recorded an unrealized gain of $38,194. These share were issued during 2011 and there no remaing liability as at December 31, 2011.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011:

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

b) The Company expensed management fees to directors and to companies controlled by directors of $ $23,867 (2010 – $209,294).

F30

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

c) The Company made office rental payments of $nil (2010 – $14,078) to a Company whose CEO and a Director is also a Director of Northern.

d) On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta Inc., as the lender, and Nubian Gold Corporation (“Nubian”), as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into a property option agreement with respect to Nubian’s two exploration licenses, Arapsyo and Qabri Bahar, located in the Republic of Somaliland. Nubian is a corporation incorporated under the laws of Ontario, Canada and Gregory Bowes, CEO, is its major shareholder. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement credit facility. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $150,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The terms stated that the revolving loan agreement becomes repayable upon the signing of a property option agreement and that all obligations of Nubian would be applied against the expenditure requirements of the Company under the property option agreement. Upon the inception of property option agreement, the obligations were considered paid in full, and the revolving loan agreement was terminated and had no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full. As at December 31, 2011, Nubian has received advances of $127,994 under this revolving loan agreement and the Company has accrued $972 of interest receivable.

e) The Company agreed to issue 75,000 shares in settlement of $83,194 in accounts payable to a related party. Common shares were valued at $0.60 per share, and the Company recorded an unrealized gain of $38,194 (Note 8).

As at
Due from related parties	December 31, 2011

$
Due from Northern	16,147
Due from Nubian	128,966
Total due from related parties	145,113

As at December 31, 2011, accounts payable and accrued liabilities included $nil (December 31, 2010 - $141,961) due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

NOTE 10 - CAPITAL STOCK

There were 412,500 common shares of capital stock issued during 2011 as a result of the exercise of options and for settlement of debt. The share issuances were recorded for total consideration of $154,500. The Company had 9,300,634 shares issued and outstanding at December 31, 2011 (2010- 8,888,134).

There were 722,660 common shares of capital stock issued during 2010 in return for services and settlement of debt. The share issuances were recorded at a trading value of $0.30 for total consideration of $216,798.

NOTE 11 - DIVIDENDS

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind on the basis of one share of Northern common stock for each share of Company common stock held, payable January 25, 2012 to shareholders of record as at January 5, 2012. The Company has recorded $3,274,072 of dividends and dividends payable in the year ending December 31, 2011 related to the declared dividend-in-kind.

F31

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

NOTE 12 - INCOME TAXES

As at December 31, 2011, the Company's deferred tax asset attributable to its net operating loss carry forward is approximately $2,986,224 (2010 - $9,240,388). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

$

2025	332,582
2026	320,767
2027	706,439
2028	677,116
2029	365,666
2030	-
2031	(482,998)

For the years ended December 31, 2011 and 2010, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2011	2010

Income (Loss) for the year	3,758,023	(1,593,174)
Expected income tax (Recovery)	1,277,728	(541,679)
Deconsolidation of Northern Graphite	(1,227,231)	-
Effect of lower tax rate in subsidiary	-	42,871
Non-deductible items	59,627	53,481
Expiry of loss carry forwards	-	553,524
Effect of lower tax rate	-	(24,170)
Change in valuation allowance	(110,124)	(84,025)
Total income tax payable	-	-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) at December 31, 2011 and 2010 are comprised of the following:

	2011	2010

Net operating loss carryforward	652,654	2,554,342
Capital loss carryforward	-	-
Investment in Northern Graphite	1,897,093	(563,458)
Mineral Property Interest	-	267,733
Share issuance cost	-	1,960
Tax value of Capital assets in excess of book value	-	38,717
	2,549,741	2,862,751
Valuation allowance	(2,549,741)	(2,862,751)
Deferred income tax asset	-	-

F32

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 30, 2011 and 2010

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. During 2011, the Company filed all statutory income tax returns outstanding. The Company had $250,605 and $80,000 accrued for penalties as of December 31, 2011, and December 31, 2010, respectively related to statutory income tax returns that have now been filed. We do not have any unrecognized tax benefits or loss contingencies. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Interest and penalties are included in general and administrative costs.

NOTE 13 - SUBSEQUENT EVENTS

Mindesta entered an option agreement, effective January 2nd, 2012, with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Under the option agreement, Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta is required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, and the first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value at any time after incurring the first $750,000 of exploration expenditures.

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) on the basis of one share of Northern common stock for each share of Company common stock held. The U.S. Financial Industry Regulatory Authority (“FINRA”) established January 26, 2012 as the ex-dividend date (the “Ex-Dividend Date”) for this distribution. As at the close of trading January 25, 2012, the Company’s interest in Northern Graphite has decreased to 0.8% .

F33

MINDESTA INC.
(formerly Industrial Minerals Inc.)

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

The audit reports of MNP for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, expressed an unqualified opinion and included an explanatory paragraph relating to the Registrant’s ability to continue as a going concern due to significant recurring losses and other matters. Such audit reports did not contain any other adverse opinion or disclaimer of opinion or qualification. The Registrant and MNP have not, during the Registrant’s two most recent fiscal years had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to MNP’s satisfaction, would have caused MNP to make reference to the subject matter of the disagreement in connection with its reports. MNP has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

F34

MINDESTA INC.
(formerly Industrial Minerals Inc.)

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the year ended December 31, 2011. Management has determined that (i) inadequate staffing and supervision, and the resulting ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

On May 10, 2010 Robert Dinning resigned as CEO and CFO of the Company and Gregory Bowes was appointed CEO/CFO. On April 1, 2010 Miles Nagamatsu was appointed CFO of Northern and Tracy Albert was appointed Controller. On February 1, 2011 Stephen Thompson replaced Miles Nagamatsu as CFO of Northern

ITEM 9B - OTHER INFORMATION

Not applicable

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current Chief Executive Officer and Chief Financial Officer of Registrant at March 15, 2012 is Gregory Bowes.

The directors of the Registrant as at March 15, 2012 are Gregory Bowes, age 58, Campbell Birge, age 59, Douglas Perkins, age 59, and Albert Zapanta, age 71.

Mr. Bowes was granted stock awards of 100,000 common shares in 2008 and 25,000 common shares in 2009 for his services as a director, in lieu of fees.

Business Experience

The following is a brief account of the business experience during at least the past five years of the directors and officers of the Registrant, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

Gregory B. Bowes - Director - Appointed a director on June 23, 2008 and CEO/CFO on May 10, 2010, Mr. Bowes holds an MBA in Finance and Accounting from Queens University (1979) and an Honours BA in Earth Sciences (Geology) from the University of Waterloo (1977). Mr. Bowes has been CFO and Senior VP of Orezone Gold Corporation, a publicly traded mining company with projects in West Africa. From February of 2006 to March of 2008, Mr. Bowes was the President and CEO of San Anton Resource Corporation, an exploration company listed on the Toronto Stock Exchange. From January of 2004 to March of 2007, Mr. Bowes was the Vice President and then Chief Financial Officer of Orezone Resources Inc. which was listed on the Toronto Stock Exchange. Mr. Bowes is 58 years old. In May 2009, Mr. Bowes was appointed President and CEO of the Company’s wholly owned subsidiary, Northern Graphite.

F35

MINDESTA INC.
(formerly Industrial Minerals Inc.)

Mr. Birge was Chief Financial Officer of Wind Works Power Corp (WWPW:OTC:BB) beginning September of 2009 and is currently Secretary/Treasurer of Wind Works Power Corp.. He was previously the President, Chief Executive Officer and a Director of Ammex Gold Mining Corp., a publicly traded gold mining company, from December 2007 until September 2009. Prior to that, he was President, Chief Executive Officer and a Director of the Company from October 2006 until April 2007. He served on the Advisory Board and as Vice President of Operations of the Trust for Sustainable Development and was Business and Operations Analyst – Southern Ontario for Bell Canada Mobile. Mr. Birge was an Associate Professor at United States International University (Mexico City Campus) and was twice elected to serve on the Academic Counsel as the Head of Graduate Business Studies. He is a consultant to public and private companies doing business in Canada, the United States and Mexico and is also a partner in a Honda car dealership. Mr. Birge attended Simon Fraser University (BA), the University of Calgary (B.Ed) and the United States International University (M.Sc.). Mr. Birge is 59 years old.

Mr. Perkins was appointed to the Board of Directiors effective April 20, 2011 Mr. Perkins an experienced mining company executive who is President & CEO and Director of Legend Gold Corp. ( LGN:TSX.V). He is President & Director member of Jien Nunavik Mining Exploration Limited. Mr.Perkins is President and Director of 7264496 Canada Inc. through which he provided executive management services on a contract basis. These same services were previously provided through Perkins International. From November, 2005 until February, 2010 he was Chief Executive Officer and Executive Director of GMA Resources Plc, an AIM listed company in London, United Kingdom, which evolved from a junior explorer to a mid size gold producer through the successful development and construction of a heap leach gold mine in Algeria. Mr. Perkins was Vice President and Chief Financial Officer of Orezone Resources Inc. (ORZ:TSX) from January, 2003 to October, 2005. He earned a Bachelor of Commerce degree, majoring in accounting, from Concordia University in 1978 and is fluently bilingual in French and English. Mr. Perkins is 59 years old.

Mr. Zapanta was appointed to the Company’s Board of Directors on December 15, 2012. Mr. Zapanta was born in Los Angeles, CA and received an Associate of Arts degree from East Los Angeles College. He completed a Bachelor of Arts degree in Industrial Psychology, a Master of Arts in Public Administration and studies for a PhD in International Political Economics all at the University of Southern California. He also graduated from the Harvard Graduate School of Business and the Inter-American Defense College, National War College, in Washington, D.C.. Mr. Zapanta was the first U.S. senior officer appointed to lead a Peacekeeping Mission to the United Nations Referendum on the Western Sahara to serve with the USSR, People’s Republic of China, French and British military officers as the Chief of Staff. General Zapanta’s military record includes the award of the Silver Star, five Bronze Stars for Valor, the Purple Heart and thirty other awards during the Vietnam War. He was also recently awarded the Joint Service Commendation Medal for Desert Shield/Desert Storm, Restore Hope in Somalia and Restore Democracy in Haiti. Mr. Zapanta was appointed by the Governor of Virginia to the rank of Major General and achieved one of the highest ranks of any officer of Mexican descent in the US army. In the private sector, he worked as an industrial engineer for Bethlehem Steel, and as Director of Governmental Affairs for Atlantic Richfield Company (“ARCO”) until his retirement in 1993 after 18 years of service as a senior executive. During his time with ARCO, he was responsible for negotiations with PEMEX on oil and gas matters and the copper mines owned by Anaconda Copper Mining company, an acquisition of ARCO. He was the company’s representative to local, state and federal governments on oil and gas, environmental and transportation-related regulation and public affairs. Mr. Zapanta has held numerous Presidential appointments, including a White House fellow in 1973-74 and Assistant Secretary of the Interior for Management and Administration from 1976-77. He was appointed by President Ronald Reagan to the U.S. State Department Advisory Committee on International Trade Technology and Development from 1981-1987, and by President George W. Bush as a private sector delegate to the U.S.-Mexico Partnership for Prosperity from 2001 to the present. U.S. Secretary of Defense Donald H. Rumsfeld appointed him to serve as Chairman of the Reserve Forces Policy Board from 2002-2004. Mr, Zapanta retired from ARCO on January 2, 1993 and began work with the US-Mexico Chamber of Commerce on January 2, 1993. Mr. Zapanta owns 100% of a private coporation called Planning Inc. He is presently the President and CEO of the United States-Mexico Chamber of Commerce and is responsible for operations in eight regional offices in the United States and nine in Mexico. Mr. Zapanta is a Director of Tyson Foods Inc. (TSN:NYQ). Mr. Zapanta is 71 years old.

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

F36

MINDESTA INC.
(formerly Industrial Minerals Inc.)

During the past two fiscal years as required under Section 16(a) Greg Bowes did not timely file a Form 3, Initial Statement of Beneficial Ownership and Form 4, Statement of Changes in Beneficial Ownership and Albert Zapanta did not timely file a Form 3, Initial Statement of Beneficial Ownership.

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

The Company's Board of Directors reviews all transactions whereby the Company seeks a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Gregory Bowes, CEO and a director of Mindesta, is a major shareholder of Nubian Gold Corporation and therefore the option agreement with Nubian represents a related party transaction. The transaction was approved by all of the independent directors of the Company with Mr. Bowes abstaining from voting. The independent committee approved the transaction following a review of, among other things:

1. A geological report by Mr. Tucker Barrie who visited the permits and who is a Qualified Person under NI 43-101.

2. A budget and work program proposed by Mr. Remi Bosc who visited the permits and is a Qualified Person under NI 43-101.

3. Similar joint venture agreements relating to early stage exploration projects in Africa.

The potential acquisition of the balance of Nubian’s interest in the permits would be subject to a fairness opinion and to a shareholder vote.

There can be no assurance that management will resolve all actual or potential conflicts of interest in favor of the Company.

F37

MINDESTA INC.
(formerly Industrial Minerals Inc.)

ITEM 11- EXECUTIVE COMPENSATION

The following table discloses all compensation received by the Company's Chief Executive Officer and Chief Financial Officer during the fiscal years ending December 31, 2011; 2010; and 2009. During this period no executive officer received annual salary and bonus payments from the Company in excess of $100,000.

					Non-
					Equity
					Incentive
				Stock	Plan
		Salary	Bonus	Awards	Compensation
Name and Principal position	Year	($)	($)	($)	($)
Greg Bowes	2011	20,000	0	0	0
Greg Bowes	2010	50,000		75,000	0
Robert Dinning (CEO & CFO)	2009	78,000	0	10,000	0
Robert Dinning, CEO	2008	108,000		0	0
David Wodar, CEO	2009	50,000	0	0	0
David Wodar, CEO	2008	61,212

Northern Graphite has a management contract with Gregory Bowes, its CEO, whereby Mr. Bowes was paid a monthly retainer of CDN $6,000 per month from May 1, 2009 to October 1, 2009, and CDN$12,500 from November 2009 to January 2011. Effective February 1, 2011, Mr. Bowes is paid an annual salary of CDN$200,000 by Northern, and ten percent of his annual salary is expensed through Mindesta. In 2009 Mr. Bowes was granted 100,000 shares of the Company as a stock award. In 2010 Mr. Bowes was paid a cash bonus of CDN $12,000 and was granted an additional stock award of 125,000 common shares for his success in raising financing and turning the Company around.

GRANTS OF PLAN-BASED AWARDS

The Company did not grant any Plan Based Awards during the fiscal year ended December 31, 2011.

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

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $155,396.

Other than as disclosed above, no director or officer has been or was previously paid separate annual fees, meeting fees or any other form of compensation. Fees as outlined above to the officer listed above are the sum total of compensation paid during the year.

COMMITTEES OF THE BOARD OF DIRECTORS (as of December 31, 2011)

1)	Audit Committee - Members are Douglas Perkins who acts as chairman, Campbell Birge and Albert Zapanta. Mr. Birge, Mr. Perkins and Mr. Zapanta are independent Directors of the Company.

2)	Compensation and Nominating Committee - Members are Campbell Birge, Douglas Perkins, and Albert Zapanta. Mr. Birge, Mr. Perkins and Mr. Zapanta are independent Directors of the Company.

F38

MINDESTA INC.
(formerly Industrial Minerals Inc.)

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2011. All information provided herein should be read in conjunction with the tables provided below.

The Compensation and Nomination Committee is comprised of Messrs. Birge, Perkins, and Zapanta. Mr. Birge is independent within the meaning of National Policy 58-201 – Corporate Governance Guidelines (“NP 58-201”). Mr. Bowes is a director and CEO/CFO of the Company and is not independent.

The Compensation and Nomination Committee oversees the remuneration, nomination and appointment policies and practices of the Company. The principal responsibilities of the Compensation and Nomination Committee include: (i) considering the Company’s overall remuneration strategy and, where information is available, verifying the appropriateness of existing remuneration levels using external sources for comparison; (ii) comparing the nature and amount of the Company’s directors’ and executive officers’ compensation to performance against goals set for the year while considering relevant comparative information, independent expert advice and the financial position of the Company; (iii) making recommendations to the Board of Directors in respect of director and executive officer remuneration matters with the overall objective of ensuring maximum shareholder benefit from the retention of high quality board and executive team members; (iv) considering nominees for independent directors of the Company; and (v) planning for the succession of directors and executive officers of the Company, including appointing, training and monitoring senior management to ensure that the Board of Directors and management have appropriate skill and experience.

The Board of Directors and the Compensation and Nomination Committee are responsible for establishing, implementing and monitoring the policies governing compensation for executives. Officers may be members of the Board of Directors and are able to vote on matters of compensation. During the year ended December 31, 2011 neither the Board nor the Compensation and Nomination Committee employed any outside consultants to assist in carrying out their responsibilities with respect to executive compensation, although they have access to general executive compensation information regarding both local and national industry compensation practices. In future periods the Company may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities. Base salaries are established as necessary. During the year ended December 31, 2011 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives is equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives' compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. Gregory Bowes was granted 125,000 common shares during the year ending December 31, 2009.

F39

MINDESTA INC.
(formerly Industrial Minerals Inc.)

Other Benefits: Executive Officers and employees receive no other benefits.

Audit Committee

The Audit Committee is comprised of Messrs. Birge, Perkins, and Zapanta. The Audit Committee is compliant with Canada’s Multilateral Instrument 52-110 - Audit Committees (“MI 52-110”) because the majority of the members are independent. Mr. Birge, Mr. Perkins, and Mr. Zapanta are independent. Each member of the Audit Committee is financially literate within the meaning of MI 52-110.

The Company has adopted a Charter for its Audit Committee. The Audit Committee is a committee of the Board of Directors which assists the Board in overseeing the Corporation’s financial controls and reporting and in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control and legal compliance functions of the Corporation. The Audit Committee’s primary duties and responsibilities are to:

  Oversee: (i) the integrity of the Corporation’s financial statements; (ii) the Corporation’s compliance with legal and regulatory requirements with respect to financial controls and reporting; and (iii) the auditors’ qualifications and independence.

  Serve as an independent and objective party to monitor the Corporation’s financial reporting processes and internal control systems.

  Review and appraise the audit activities of the Corporation’s independent auditors.

  Provide open lines of communication among the independent auditors, financial and senior management and the Board of Directors for financial reporting and control matters.

Each member of the Company’s Audit Committee has adequate education and experience that is relevant to their performance as an Audit Committee member and, in particular, education and experience that have provided the member with: (a) an understanding of the accounting principles used by the Company to prepare its financial statements and the ability to assess the general application of those principles in connection with estimates, accruals and reserves; (b) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements or experience actively supervising individuals engaged in such activities; and (c) an understanding of internal controls and procedures for financial reporting. Mr. Perkins an experienced mining company executive who is President & CEO and Director of Legend Gold Corp. ( LGN:TSX.V). He is President & Director member of Jien Nunavik Mining Exploration Limited. Mr.Perkins is President and Director of 7264496 Canada Inc. through which he provided executive management services on a contract basis. From November, 2005 until February, 2010 he was Chief Executive Officer and Executive Director of GMA Resources Plc, an AIM listed company in London, United Kingdom. Mr. Perkins was Vice President and Chief Financial Officer of Orezone Resources Inc. (ORZ:TSX) from January, 2003 to October, 2005. He earned a Bachelor of Commerce degree, majoring in accounting, from Concordia University in 1978. These CEO and CFO positions with other publicly listed companies have provided Mr. Perkins with experience with financial statements and reporting requirements of public companies. Mr. Birge was the Chief Financial Officer and is the Secretary/Treasurer of Wind Works Power Corp (WWPW – OTC:BB). He was previously the President, Chief Executive Officer and a Director of Ammex Gold Mining Corp. (AMXG - OTC:BB), a publicly traded gold mining company, from December 2007 until September 2009. Prior to that, he was President, Chief Executive Officer and a Director of the Company (IDSM – OTC:BB) from October 2006 until April 2007. He served on the Advisory Board and as Vice President of Operations of the Trust for Sustainable Development and was Business and Operations Analyst – Southern Ontario for Bell Canada Mobile. Mr. Birge was an Associate Professor at United States International University (Mexico City Campus) and was twice elected to serve on the Academic Counsel as the Head of Graduate Business Studies. He is a consultant to public and private companies doing business in Canada, the United States and Mexico and is also a partner in a Honda car dealership. Mr. Birge attended Simon Fraser University (BA), the University of Calgary (B.Ed) and the United States International University (M.Sc.). Mr. Zapanta is presently the President and CEO of the United States-Mexico Chamber of Commerce and is responsible for operations in eight regional offices in the United States and nine in Mexico.. Mr. Zapanta is is a Director of Tyson Foods Inc. (TSN:NYQ). In these capacities, they have had experience preparing, analyzing or evaluating financial statements for public companies or large complex organizations or actively supervising individuals engaged in such activities, and have developed an understanding of the accounting principles used by the Company to prepare its financial statements and an understanding of internal controls and procedures for financial reporting.

Directors’ and Officers’ Liability Insurance
The Company carries directors’ and officers’ liability insurance but does not maintain any key man insurance.

Reliance on Certain Exemptions
The Company is not relying upon any exemptions under MI 52-110.

F40

MINDESTA INC.
(formerly Industrial Minerals Inc.)

Pre-approval Policy
The Company has not yet adopted any specific policies or procedures for the engagement of non-audit services. Such matters are the subject of review and pre-approval by the Audit Committee.

CORPORATE GOVERNANCE

The Company does not currently have a Corporate Governance Committee and therefore is not in compliance with Canada’s NP 58-201. It is the Company’s intention to form a Corporate Governance Committee and to pass a written mandate of the Board of Directors in compliance with NP 58-201.

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

The Board of Directors of the Company is comprised of four members. Mr. Birge, Mr. Perkins and Mr. Zapanta are independent. Mr. Bowes is a director and CEO/CFO of the Company and is not independent. Mr. Bowes is also a director of Mazorro Resources Ltd (TSXV), Mr. Birge is the Chief Financial Officer of Wind Works Power Corp., Mr. Perkins is President & CEO and Director of Legend Gold Corp. ( LGN:TSX.V)and Mr. Zapanta is is a Director of Tyson Foods Inc. (TSN:NYQ).

The Board of Directors held a number of formal meetings in 2011, and all directors were in attendance, and a number of resolutions of the Board of Directors were passed through the use of unanimous written consent resolutions.

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

Ethical Business Conduct

The Company is committed to conducting its business in accordance with applicable laws, rules and regulations, and in accordance with industry standards of business ethics, and to full and accurate disclosure in compliance with applicable securities laws. In furtherance of the foregoing, the Company has adopted a written Code of Business Conduct and Ethics (the “Code”) which applies to all directors, officers and employees of the Company and sets forth specific policies to guide such individuals in the performance of their duties. The Company has also instituted a whistle blower policy and an insider trading policy.

Under applicable corporate laws, any director or executive officer that has a material interest in a transaction or agreement that is being considered by the Company is required to declare a conflict of interest and is excluded from voting and from the decision making process with respect to that issue.

F41

MINDESTA INC.
(formerly Industrial Minerals Inc.)

Other Board Committees

The Company has no current or proposed standing committees other than the Audit Committee and Nominating and Compensation Committee.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of March 15, 2011. There were 9,413,581 shares outstanding as at March 15, 2012 as well as the date hereof.

Name and Address* of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership of Class
Campbell Birge, Director	402,250	4.3%
Gregory Bowes, Director	575,000	6.1%
Directors and officers as a Group	977,250	10.4%

*Suite 201, 290 Picton Avenue, Ottawa, Ontario, Canada K1Z 8P8

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

(1) Audit Fees	2011: $61,902	2010: $73,985
(2) Audit-Related Fees:		None
(3) Tax Fees:		None
(4) All Other Fees: included with registration statement.		2010: None
(5)

F42

MINDESTA INC.
(formerly Industrial Minerals Inc.)

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

Dated: March 15, 2012	MINDESTA INC.

By: /s/ Gregory Bowes
President and CEO

F43

MINDESTA INC.
(formerly Industrial Minerals Inc.)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2012	MINDESTA INC.

By: /s/ Gregory Bowes
Gregory Bowes, Chief Financial Officer

F44