Form 10-Q
period 2012-03-31
Mindesta Inc.
filed 2012-05-14
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [_]                                           No [_]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: May 10, 2012: 9,413,581 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto for the three month period ended March 31, 2012 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The Financial Statements should be read in conjunction with the audited financial statements as at December 31, 2011, included in the Company’s Form 10-K.

Mindesta Inc.
(an exploration stage company)
Balance Sheets

	As at	As at
	March 31	December 31
	2012	2011
	$	$
	( note 1)	(note 1)
Assets	(unaudited)
Current
Cash	181,932	569,378
Marketable securities (note 3)	1,075,860	-
Receivables	24,915	151
Due from related parties (note 6)	16,147	145,113
Prepaid expenses and deposits	30,546	36,092
Total current assets	1,329,400	750,734
Investment in non-consolidated affiliate (note 3)	-	3,432,261
Total assets	1,329,400	4,182,995

Liabilities
Current
Accounts payable and accrued liabilities	363,332	452,473
Due to related parties (note 6)	198,305	-
Dividend payable (note 7)	-	3,274,072
Total liabilities	561,637	3,726,545

Stockholders’ equity
Common stock 200,000,000 shares authorized, $0.0001 par value; 9,413,581 shares issued and outstanding (note 5)	18,817	18,592
Additional paid-in capital	12,613,109	12,537,316
Accumulated other comprehensive income	851,289	(105,985)
Deficit accumulated during exploration stage	(12,715,452)	(11,993,473)
Total stockholders’ equity	767,763	456,450

Total liabilities and stockholders’ equity	1,329,400	4,182,995
Going Concern (Note 1)
Commitments and contingencies (Note 8)

See accompanying notes to unaudited interim financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

F4

Mindesta Inc.
(an exploration stage company)
Statements of Operations and Retained Deficit

	3 months ended March 31
	2012	2011
	$	$
	(note 1)	(note 1)
	(unaudited )	(unaudited )
General and administrative expenses
Professional fees	76,912	9,548
Management fees and salaries (note 6)	32,514	7,634
Exploration expense	517,936	-
General and administration	55,456	9,676
	682,818	26,858

Loss from operations	(682,818)	(26,858)
Foreign exchange gain (loss)	390	(2)
Interest income	52
Gain on partial disposal of subsidiary	-	6,035,839
Equity loss pick up	-	(259,915)
Gain (loss) on revaluation of debt	-	(60,000)
Net income (loss)	(682,376)	5,689,064
Deficit, beginning of period	(11,993,473)	(12,457,916)
Dividends	(39,603)	-
Deficit, end of period	(12,715,452)	(6,768,852)

Other comprehensive income
Unrealized gain on available-for-sale securities	957,274	-

Weighted average number of common shares outstanding – basic (note 5)	9,409,872	8,885,081
Net income (loss) per share – basic	(0.07)	0.64
Weighted average number of common shares outstanding – fully diluted (note 5)	9,482,194	9,238,652
Net income (loss) per share – diluted	(0.07)	0.62

See accompanying notes to unaudited interim financial statements

 F5

Mindesta Inc.
(an exploration stage company)
Statements of Cash Flows

	3 months ended March 31
	2012	2011
	$	$
	(note 1)	(note 1)
	(unaudited )	(unaudited )
Cash provided by (used in)
Operating activities
Net income (loss) attributable to the company	(682,376)	5,689,064
Stock-based compensation	42,268	-
Gain on deconsolidation	-	(6,035,839)
Equity loss pick-up	-	259,915
(Gain) loss on amounts due to related party	-	60,000
Changes in non-cash operating working capital:
Receivables	(24,764)	-
Due from affiliate	128,966	-
Prepaid expenses and deposits	5,545	6,163
Accounts payable and accrued liabilities	(89,140)	9,177
	(619,501)	(11,520)
Financing activities
Proceeds from the exercise of stock options	33,750	-
Investing activities
Due from related party	198,305	(597,866)
Proceeds from the sale of shares of subsidiary	-	1,005,400
	198,305	407,534
Net increase (decrease) in cash	(387,446)	396,014
Cash, beginning of period	569,378	-
Cash, end of period	181,932	396,014
Supplementary information
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes to unaudited interim financial statements

F6

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the three month period ended March 31, 2012 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company is an Exploration Stage Company that incurred a net loss of $682,376 for the period ended March 31, and has an accumulated deficit of $12,715,452 since the inception of the Company. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and further planned exploration activities.

The Company’s management believes that it will continue to be able to generate sufficient funds from public or private debt or equity financing for the Company to continue to operate. The accompanying financial statements do not include any adjustments that might result from negative outcomes with respect to these uncertainties

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2011.

The Company’s fiscal year-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a) Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been historically carried out through the Company’s former subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions completed in 2010, the Company’s interest is Northern was reduced from 100% to 51.2% as at December 31, 2010. On January 7th, 2011, the Company sold 2,000,000 shares of Northern and on April 18, 2011, Northern completed an initial public offering which, along with warrants of Northern being exercised since the offering, reduced the Company’s ownership to 26.1% as at December 31, 2011. On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders whereby most of the shares of Northern Graphite owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern Graphite owned by the Company on the basis of one share of Northern Graphite for each share of Company common stock held. As at March 31, 2012, the Company’s interest in Northern Graphite had decreased to less than 1%. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTCBB under the symbol MDST.

(b) Recently Adopted Pronouncements

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Update amends fair value measurements and disclosures to (1) clarify the board’s intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. This guidance is effective for the Company for the first interim or annual period beginning on or after December 15, 2011. Adoption of this guidance did not have a material effect on the financial condition, results of operation, or cash flows of the Company.

F7

Comprehensive Income (Topic 220): Presentation of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company for the fiscal year beginning after December 15, 2011. Adoption of this guidance did not have a material effect on its financial condition, results of operation, or cash flows of the Company.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT IN NON-CONSOLIDATED AFFILIATE

As at December 31, 2011, the Company recorded its investment in Northern, a non-consolidated affiliate, at cost.

Investment	$
Balance at December 31, 2011	3,432,261
Stock dividend paid on January 25, 2012	(3,313,675)
Balance at carrying value as at January 25, 2012	118,586

Following the payment of the stock dividend on January 25, 2012, the Company’s investment in Northern was reclassified as an available-for-sale security and is reflected as marketable securities in the current asset section of the Balance Sheet. The following table summarizes the Company’s available-for sale securities as of March 31, 2012:

Equity securities	Cost	Gross unrealized gains	Fair value
Outstanding	118,586	957,274	1,075,860

During the three month period ended March 31, 2012, the Company recorded an unrealized gain on available-for-sale securities of $957,274. This gain is recorded as other comprehensive income on the Balance Sheet.

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the three month periods ended March 31, 2012 and 2011. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not include information included in the Company’s audited financial statements and notes for the year ended December 31, 2011.

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

On March 15, 2012, the Company granted stock options to purchase 650,000 common shares at a price of $0.10 per share until March 15, 2017. All options vested immediately. The fair value of the option grant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 122%; risk-free interest rate of 1.11%; and an expected term of 5 years.

F8

The following table summarizes stock option activity for the 3 months ended March 31, 2011:

	Number of securities to be
Equity compensation plans not approved by security holders	issued upon exercise of	Weighted-average exercise
	outstanding options	price of outstanding options
Outstanding December 31, 2011	225,000	$0.85
Issued	650,000	$0.10
Exercised	112,500	$0.30
Outstanding at March 31, 2012	762,500	$0.29

Exercisable at March 31, 2012 – 762,500.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the three months ending March 31, 2012 of $42,268. The Company did not incur stock-based compensation expense in the three month period ended March 31, 2011.

B. COMMON STOCK

The number of common shares outstanding at March 31, 2012 and December 31, 2011 was as follows:

	Number	$
Outstanding December 31, 2011	9,301,081	18,592
Issued pursuant to the exercise of stock options	112,500	225
Outstanding at March 31, 2012	9,413,581	18,817

The number of common shares outstanding for March 31, 2012 and December 31, 2011, before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
As at:	20:1 consolidation	consolidation
March 31, 2012	n/a	9,413,581
December 31, 2011	n/a	9,301,081

The basic weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the 3 months ended:	20:1 consolidation	consolidation
March 31, 2012	n/a	9,409,872
March 31, 2011	177,701,620	8,885,081

The fully-diluted weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the 3 months ended:	20:1 consolidation	consolidation
March 31, 2012	n/a	9,482,194
March 31, 2011	177,701,620	9,238,652

For the three months ended March 31, 2012, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012:

F9

a) The Company granted 500,000 options to directors and officers of the Company. Each option entitles the holder to purchase one common share at an exercise price of $0.10 until March 15, 2017. Stock-compensation expense of $32,514 was recognized during the period in connection with this option grant.

b) On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta Inc., as the lender, and Nubian Gold Corporation (“Nubian”), as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into a property option agreement with respect to Nubian’s two exploration licenses, Arapsyo and Qabri Bahar, located in the Republic of Somaliland. Nubian is a corporation incorporated under the laws of Ontario, Canada and Gregory Bowes, CEO, is its major shareholder. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement credit facility. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $150,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The terms stated that the revolving loan agreement becomes repayable upon the signing of a property option agreement and that all obligations of Nubian would be applied against the expenditure requirements of the Company under the property option agreement. Upon the inception of property option agreement, the obligations were considered paid in full, and the revolving loan agreement was terminated and had no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full.

Mindesta entered an option agreement, effective January 2nd, 2012. As at January 2, 2012, Nubian had received advances of $127,994 under this revolving loan agreement and the Company has accrued $1,025 of interest receivable. As per the terms of the revolving loan agreement, Nubian applied these advances as expenditures under the option agreement and Mindesta recorded $127,944 of exploration expenses related to these expenses in the first three months of 2012. In addition, Mindesta incurred an additional $383,490 of exploration expenses during the first three months of 2012 which included $100,000 payable, under the option agreement, to Nubian as compensation for expenses incurred. Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. The first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value at any time after incurring the first $750,000 of exploration expenditures.

c) On February 10, 2012, Mindesta approved the reimbursement of $47,686 in exploration expenses incurred by Nubian but paid by Bowes & Company, Management Ltd. (“Bowes & Company”) to keep exploration activities advancing in the Republic of Somaliland during the period that the revolving loan agreement was being finalized. Bowes & Company is a corporation incorporated under the laws of Ontario, Canada and Gregory Bowes, CEO, is its major shareholder. Mr. Bowes declared his conflict of interest with respect to authorizing these expenses and they were approved by the Audit Committee chairman.

	As at	As at
Due from related parties	March 31, 2012	December 31, 2011
	$	$
Due from Northern	16,147	16,147
Due from Nubian	-	128,966
Total due from related parties	16,147	145,113

	As at	As at
Due to related parties	March 31, 2012	December 31, 2011
		$
Due to Nubian	150,619	-
Due to Bowes & Company	47,686	-
Total due to related parties	198,305	-

As at March 31, 2012 and December 31, 2011, accounts payable and accrued liabilities did not include any amounts due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

NOTE 7 – DIVIDEND PAYABLE

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) on the basis of one share of Northern for each share of the Company held and the dividend payable of $3,313,675 was paid in full. The dividend payable had increased by $39,603 from $3,274,072 as at December 31, 2011 as a result of options exercised as at January 4, 2012. As at the close of trading January 25, 2012, the Company’s interest in Northern Graphite decreased to 0.8% .

F10

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The property option agreement between the Company and Nubian included a firm commitment on the first $750,000 of exploration expenditures within a year of January 2, 2012. As at March 31, 2012, the Company has incurred expenditures of $411,435 towards this commitment and has committed to $338,565 of additional expenditures before January 2, 2013.

The Company has been named in a lawsuit filed by Windale Properties in the amount of $19,781Cdn. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. Discussions regarding settlement are ongoing. No amount related to this contingency has been accrued as the outcome at this time is indeterminable.

F11

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

From 2004 until late 2009 the Company experienced serious financial difficulties and went through many changes to the Board and management. Chris Crupi, CA and Gregory Bowes, MBA, were appointed directors of the Company and Mr. Robert Dinning, CA was appointed President and CEO on June 23, 2008. In May 2009, Gregory Bowes was appointed s CEO of Northern. Robert Dinning resigned as a director and CFO of Northern effective April 1, 2010 and resigned as a director, CEO and CFO of the Company effective May 10, 2010. Miles Nagamatsu CA was appointed CFO of Northern on April 1, 2010 and Gregory Bowes was appointed CEO and CFO of the Company effective May 10, 2010. Cam Birge was appointed a director to replace Mr. Dinning, on June 3, 2010. Chris Crupi resigned as a director effective August 18, 2010. On April 19, 2011, Douglas Perkins joined the Board of Directors and was appointed Chairman of the Audit Committee. On December 15, 2012, Albert Zapanta joined the Board of Directors and was appointed to the Audit Committee, the Nominating Committee, and Compensation Committee.

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

F12

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed this distribution to Company shareholders of a majority of the shares of Northern Graphite Corporation (“Northern”) common stock owned by the Company. The Distribution of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) was made to Company shareholders on the basis of one share of Northern for each share of the Company. The U.S. Financial Industry Regulatory Authority (“FINRA”) established January 26, 2012 as the ex-dividend date (the “Ex-Dividend Date”) for this distribution. The Company’s interest in Northern Graphite has decreased to 0.8% primarily as a result of the distribution of Northern Shares.

Effective January 2nd, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Under the option agreement, Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta is required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, and the first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The revolving loan agreement became repayable upon the signing of a property option agreement and all obligations of Nubian were applied against the expenditure requirements of the Company under the property option agreement. The obligations under the revolving loan agreement are now considered paid in full, and the revolving loan agreement has terminated and has no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement to $150,000. In 2012, Mindesta plans on focusing its efforts on mineral exploration in East Africa, and in particular the Republic of Somaliland and Ethiopia, as it believes the region has very attractive geology and an improving political environment.

Subsequent to the end of the first quarter, Nubian was awarded a third permit, Abdul Qadir, which is approximately 2,000km2 in size and is located in the northeast part of Somaliland adjacent to the borders with Djibouti and Ethiopia. Abdul Qadir is automatically included in the Option Agreement pursuant to its terms with no change in expenditure requirements. Nubian has agreed with the government of Somaliland to reduce the size of the Arapsyo and Qabri Bahar permits by 50% following completion of the first phase exploration program.

Mindesta has completed a stream and rock sampling program over the Arapsyo and Qabri Bahar permits which involved taking over 2,000 samples and has already initiated a similar program on the Abdul Qadir permit. The Company has received some preliminary assay results but the majority are still at the lab waiting to be processed. Once all results are received, the Company will analyze and compile the data and plan a second stage exploration program to follow up on the most promising targets. To date, Mindesta has incurred expenditures of approximately $411,435 on the permits and anticipates that the initial $750,000 threshold will be achieved when work on the new permit is completed in a couple months. The Company will require additional financing to execute the second stage program.

RESULTS OF OPERATIONS

For the three months ended March 31, 2012, the Company recorded a net loss of $682,376, or $0.07 per share, compared to a gain of $5,689,064 for the three months ended March 31, 2011, or $0.64 per share. This net gain during the three months ending March 31, 2011 resulted as the Company recognized a gain of $6,035,839 on the deconsolidation of its investment holdings. This gain was due to the sale of 2,000,000 shares of Northern and the resultant decline in the Company’s interest below 50% which made it necessary for the Company to change its accounting treatment for the investment. The Company had no revenues for the period ended March 31 in both 2012 and 2011 as the Company is an exploration stage company with no source of revenues.

For the three months ended March 31, 2012, expenses amounted to $682,818 compared to $26,858 for the three months ended March 31, 2011. There were higher expenses for the three months ended March 31, 2012 as a result of exploration expenses incurred by Nubian Gold. Management fees and salaries increased to $32,514 for the three months ended March 31, 2012 compared to $7,634 for the three months ended March 31, 2011, as a result of stock options granted to officers and directors of the Company. Professional fees increased to $76,912 in the three months ended March 31, 2012 from $9,548 in 2011 as a result of additional fees related to the Company’s pro rata dividend-in-kind. Additional investor communication expenses related to the Company’s pro rata dividend-in-kind contributed to the increase in General and administration expenses from $9,676 to $55,456.

F13

The Company currently has no full time employees and contracts with consultants for administrative and financial services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at March 31, 2012 of $181,932 versus $569,378 as at December 31, 2011 due to exploration expenditures incurred under the property option agreement with Nubian Gold and expenses related to the payment of the share dividend.

The Company has access to additional financing through the possible sale of marketable securities, which had a market value at March 31, 2012 of $1,075,860. Although the Company currently has no revenue sources, the funding raised by the Company and through the sale of shares of Northern, is sufficient to pay operating and administrative costs for the time being. In the future, the Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company’s auditors in their report for the year ended December 31, 2011 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net loss of $682,376 for the three months ended March 31, 2012, and has had recurring losses and an accumulated deficit of $12,715,452 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

As of January 25, 2012, the Company no longer had significant ownership of Northern. The Company no longer raises capital for the support of Northern and operates as a distinct entity. As at March 31, 2012, the Company has $181,560 in cash and marketable securities with a fair value of $1,075,860. The Company believes that it will continue to be able to raise additional funds from public or private debt or equity sources to continue to operate. If the Company cannot continue as a going concern the value of the Company’s assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company’s assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the quarter ended March 31, 2012. Management has determined that (i) the ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

F14

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

F15

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

Dated: May 10, 2012	MINDESTA INC.

By: /s/ Gregory Bowes
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 10, 2012	MINDESTA INC.

By: /s/ Gregory Bowes
Gregory Bowes, Chief Financial Officer

F16