Form 10-Q
period 2012-06-30
Mindesta Inc.
filed 2012-07-26
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-accelerated Filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 23, 2012: 9,413,581 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto for the three month and six months period ended June 30, 2012 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The Financial Statements should be read in conjunction with the audited financial statements as at December 31, 2011, included in the Company's Form 10-K.

Mindesta Inc.
(an exploration stage company)
Balance Sheets

	As at	As at
	June 30	December 31
	2012	2011
	$	$
	( note 1)	(note 1)
Assets	(unaudited)
Current
Cash	142,556	569,378
Marketable securities (note 3)	360,459	-
Receivables	12,386	151
Due from related parties (note 6)	-	145,113
Prepaid expenses and deposits	15,204	36,092
Total current assets	530,605	750,734
Investment in non-consolidated affiliate (note 3)	-	3,432,261
Mineral properties (note 6)	100,000	-
Total assets	630,605	4,182,995

Liabilities
Current
Accounts payable and accrued liabilities	350,263	452,473
Due to related parties (note 6)	223,382	-
Dividend payable (note 7)	-	3,274,072
Total liabilities	573,645	3,726,545

Stockholders’ equity
Common stock 200,000,000 shares authorized, $0.0001 par value; 9,413,581 shares issued and outstanding (note 5)	18,817	18,592
Additional paid-in capital	12,613,109	12,537,316
Accumulated other comprehensive income	176,072	(105,985)
Deficit accumulated during exploration stage	(12,751,038)	(11,993,473)
Total stockholders' equity	56,960	456,450

Total liabilities and stockholders' equity	630,605	4,182,995
Going Concern (Note 1)
Commitments and contingencies (Note 8)

See accompanying notes to unaudited interim financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

F4

Mindesta Inc.
(an exploration stage company)
Statements of Operations and Deficit

	3 months ended June 30		6 months ended June 30
	2012	2011	2012	2011
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses
Professional fees	38,972	61,584	115,883	71,132
Management fees and salaries (note 6)	-	161,629	32,514	169,263
Exploration expense	101,042	-	618,981	-
General and administration	51,508	213,556	106,963	223,232
	191,522	436,769	874,341	463,627

Loss from operations	(191,522)	(436,769)	(874,341)	(463,627)
Foreign exchange gain (loss)	(934)	(22)	(544)	(25)
Interest income	-	5,700	53	5,700
Gain on partial disposal of subsidiary	-	-	-	6,035,839
Equity loss pick up	-	(677,477)	-	(937,392)
Gain on sale of marketable securities	156,870	-	156,870	-
Gain (loss) on revaluation of debt	-	30,000	-	(30,000)
Net income (loss)	(35,586)	(1,078,568)	(717,962)	4,610,495
Deficit, beginning of period	(12,715,452)	(6,768,853)	(11,993,473)	(12,457,916)
Dividends	-	-	(39,603)	-
Deficit, end of period	(12,751,038)	(7,847,421)	(12,751,038)	(7,847,421)

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(510,948)	-	282,058	-
Comprehensive income (loss)	(546,534)	(1,078,568)	(435,904)	4,610,495
Weighted average number of common shares outstanding – basic (note 5)	9,301,081	8,885,081	9,411,727	8,885,081
Net income (loss) per share – basic	(0.00)	(0.12)	(0.08)	0.52
Weighted average number of common shares outstanding – fully diluted (note 5)	9,301,081	8,885,081	9,411,727	9,379,832
Net income (loss) per share – diluted	(0.00)	(0.12)	(0.08)	0.49

See accompanying notes to unaudited interim financial statements

F5

Mindesta Inc.
(an exploration stage company)
Statements of Cash Flows

	3 months ended June 30		6 months ended June 30
	2012	2011	2012	2011
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities
Net income (loss) attributable to the company	(35,586)	(1,078,568)	(717,962)	4,610,495
Stock-based compensation	-	155,396	42,268	155,396
Gain on deconsolidation	-	-	-	(6,035,839)
Equity loss pick-up	-	677,477	-	937,392
Gain on sale of marketable securities	(156,870)	-	(156,870)	-
(Gain) loss on amounts due to related party	-	(30,000)	-	30,000
Nubian option agreement (note 6)			127,994
Changes in non-cash operating working capital:
Receivables	12,527	462,966	(12,237)	121,936
Due from affiliate	16,147	-	17,119	-
Prepaid expenses and deposits	15,343	6,327	20,888	170,626
Accounts payable and accrued liabilities	(113,068)	272,735	(202,208)	(345,829)
	(261,507)	466,333	(881,008)	(355,823)
Financing activities
Proceeds from the exercise of stock options	-	-	33,750	-
Change in notes payable	-	-	-	(150,000)
			33,750	(150,000)
Investing activities
Due from related party	25,077	-	223,382	(3,017)
Proceeds from the sale of marketable securities	197,054	-	197,054	-
Change in investments	-	-	-	319,596
Proceeds from the sale of shares of subsidiary	-	-	-	1,005,400
	222,131	-	420,436	1,321,979
Net increase (decrease) in cash	(39,376)	466,333	(426,822)	816,156
Cash, beginning of period	181,932	396,014	569,378	46,191
Cash, end of period	142,556	862,347	142,556	862,347
Supplementary information
Interest paid	-	-	-	-
Income taxes paid	-	-	-	-

See accompanying notes to unaudited interim financial statements

F6

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the three and six month periods ended June 30, 2012 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company is an Exploration Stage Company that incurred a net loss of $717,962 for the six months ended June 30, and has an accumulated deficit of $12,751,038 since the inception of the Company. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and further planned exploration activities.

The Company’s management believes that it will continue to be able to generate sufficient funds from public or private debt or equity financing for the Company to continue to operate. The accompanying financial statements do not include any adjustments that might result from negative outcomes with respect to these uncertainties

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2011.

The Company's fiscal year-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a) Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been historically carried out through the Company’s former subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions completed in 2010, the Company’s interest in Northern was reduced from 100% to 51.2% as at December 31, 2010. On January 7th, 2011, the Company sold 2,000,000 shares of Northern and on April 18, 2011, Northern completed an initial public offering which, along with warrants of Northern being exercised since the offering, reduced the Company’s ownership to 26.1% as at December 31, 2011. On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders whereby most of the shares of Northern Graphite owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern Graphite owned by the Company on the basis of one share of Northern Graphite for each share of Company common stock held. As at June 30, 2012, the Company’s interest in Northern Graphite had decreased to less than 1%. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTCBB under the symbol MDST.

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT IN NON-CONSOLIDATED AFFILIATE

As at December 31, 2011 and June 30, 2012, the Company recorded its investment in Northern, a non-consolidated affiliate, at cost.

Investment	$
Balance at December 31, 2011	3,432,261
Stock dividend paid on January 25, 2012	(3,313,675)
Sale of marketable securities	(40,185)
Balance at carrying value as at June 30, 2012	78,401

Following the payment of the stock dividend on January 25, 2012, the Company’s investment in Northern was reclassified as an available-for-sale security and is reflected as marketable securities in the current asset section of the Balance Sheet. The following table summarizes the Company’s available-for sale securities as of June 30, 2012:

Equity securities	Cost	Gross unrealized gains	Fair value
Outstanding	78,401	282,058	360,459

During the six month period ended June 30, 2012, the Company recorded an unrealized gain on available-for-sale securities of $282,058. This gain is recorded as other comprehensive income.

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the three and six month periods ended June 30, 2012 and 2011. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2011.

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

F8

The following table summarizes stock option activity for the 6 months ended June 30, 2012:

	Number of securities to be
Equity compensation plans not approved by security	issued upon exercise of	Weighted-average exercise
holders	outstanding options	price of outstanding options
Outstanding December 31, 2011	225,000	$0.85
Issued	650,000	$0.10
Exercised	(112,500)	$0.30
Outstanding at June 30, 2012	762,500	$0.29

Exercisable at June 30, 2012 – 762,500.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the six months ending June 30, 2012 of $42,268. The Company did not incur stock-based compensation expense in the six month period ended June 30, 2011.

B. COMMON STOCK

The number of common shares outstanding at June 30, 2012 and December 31, 2011 was as follows:

	Number	$
Outstanding December 31, 2011	9,301,081	18,592
Issued pursuant to the exercise of stock options	112,500	225
Outstanding at June 30, 2012	9,413,581	18,817

The number of common shares outstanding for June 30, 2012 and December 31, 2011, before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
As at:	20:1 consolidation	consolidation
June 30, 2012	n/a	9,413,581
December 31, 2011	n/a	9,301,081

The basic weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the 6 months ended:	20:1 consolidation	consolidation
June 30, 2012	n/a	9,411,727
June 30, 2011	177,701,620	8,885,081

The fully-diluted weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the 6 months ended:	20:1 consolidation	consolidation
June 30, 2012	n/a	9,411,727
June 30, 2011	187,596,640	9,379,832

For the six months ended June 30, 2012, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

F9

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012:

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

Mindesta entered into the option agreement with Nubian, effective January 2, 2012. As at January 2, 2012, Nubian had received advances of $127,994 under this revolving loan agreement and the Company had accrued $1,025 of interest receivable. As per the terms of the revolving loan agreement, Nubian applied these advances as expenditures under the option agreement and Mindesta recorded $127,944 of exploration expenses related to these expenses in the first six months of 2012. In addition, Mindesta incurred $412,171 of exploration expenses during the first six months of 2012 and accrued a payable of $100,000 for mineral properties under the option agreement, to Nubian. Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. The first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value at any time after incurring the first $750,000 of exploration expenditures.

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

	As at	As at
Due from related parties	June 30, 2012	December 31, 2011
	$	$
Due from Northern	-	16,147
Due from Nubian	-	128,966
Total due from related parties	-	145,113

	As at	As at
Due to related parties	June 30, 2012	December 31, 2011
		$
Due to Nubian	175,696	-
Due to Bowes & Company	47,686	-
Total due to related parties	223,382	-

As at June 30, 2012 and December 31, 2011, accounts payable and accrued liabilities did not include any amounts due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

F10

NOTE 7 – DIVIDEND PAYABLE

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) on the basis of one share of Northern for each share of the Company held and the dividend payable of $3,313,675 was paid in full. The dividend payable had increased by $39,603 from $3,274,072 as at December 31, 2011 as a result of options exercised as at January 4, 2012. As at the close of trading January 25, 2012, the Company’s interest in Northern Graphite decreased to 0.8% and is 0.5% as at June 30, 2012.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The property option agreement between the Company and Nubian included a firm commitment on the first $750,000 of exploration expenditures within a year of January 2, 2012. As at June 30, 2012, the Company has incurred expenditures of $512,479 towards this commitment and has committed to $237,521 of additional expenditures before January 2, 2013.

The Company has been named in a lawsuit filed by Windale Properties in the amount of CDN$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. No amount related to this contingency has been accrued as the outcome at this time is indeterminable.

NOTE 9 - CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During its review of the June 30, 2012 financial statements, management has determined that certain errors were contained in the Company’s financial statements for quarter ended March 31, 2012. Upon entering into the option agreement with Nubian effective January, 2, 2012, the Company had not capitalized the acquisition cost of $100,000 as a mineral interest. The Company had recorded this amount as an exploration expense. In accordance with ASC 805 mineral rights to explore, extract and retain at least a portion of the benefits from mineral deposits are to be considered tangible assets. The adjustments required to appropriately record this adjustment are material to the filed financial statements, thus management is restating the March 31, 2012 amounts.

The effect of the Company's previously issued March 31, 2012 financial statement is summarized as follows:

Statements of Operations	Previously issued	Increase (decrease)	Restated
Three months ended March 31, 2012	$	$	$
Exploration Expense	517,936	(100,000)	417,936
Net loss	682,376	(100,000)	582,376
Basic loss per share	(0.07)	0.01	(0.06)
Diluted loss per share	(0.07)	0.01	(0.06)

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

The Company is an exploration stage company. Prior to 2012, the Company’s sole asset and primary focus has been its investment in Northern Graphite Corporation (“Northern”). Northern holds a 100% interest in a number of mineral claims and a mining lease covering a deposit of natural graphite located in Maria Township, approximately 180 miles northeast of Toronto, Ontario and near the town of Bissett Creek (the “Bissett Creek Property”). The Bissett Creek Property was on care and maintenance from 2005 to 2010. In the latter part of 2009 and in the first quarter of 2010 Northern raised its own financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%. The Company’s interest was subsequently reduced to 26.2% as the result of it selling 2,000,000 Northern shares and of Northern completing an initial public offering of shares, becoming listed on the TSX Venture Exchange, and subsequent warrant exercises. The Company currently owns less than 1% of Northern due to the distribution of its Northern shares to Mindesta shareholders. The 2010 and 2011 financing transactions enabled the Company and Northern to deal with the serious debt and creditor issues that existed in 2009 and to move the Bissett Creek Property forward.

From 2004 until late 2009 the Company experienced serious financial difficulties and went through many changes to the Board and management. Chris Crupi, CA and Gregory Bowes, MBA, were appointed directors of the Company and Mr. Robert Dinning, CA was appointed President and CEO on June 23, 2008. In May 2009, Gregory Bowes was appointed CEO of Northern. Robert Dinning resigned as a director and CFO of Northern effective April 1, 2010 and resigned as a director, CEO and CFO of the Company effective May 10, 2010. Miles Nagamatsu CA was appointed CFO of Northern on April 1, 2010 and Gregory Bowes was appointed CEO and CFO of the Company effective May 10, 2010. Cam Birge was appointed a director to replace Mr. Dinning, on June 3, 2010. Chris Crupi resigned as a director effective August 18, 2010. On April 19, 2011, Douglas Perkins joined the Board of Directors and was appointed Chairman of the Audit Committee. On December 15, 2011, Albert Zapanta joined the Board of Directors and was appointed to the Audit Committee, the Nominating Committee, and Compensation Committee.

Under the mandate of the restructured Board of Directors, the Company significantly reduced its monthly operating expenses and focused its efforts on settling payables, reducing debt, raising financing and developing a plan to move the Company forward.

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed this distribution to Company shareholders of a majority of the shares of Northern Graphite Corporation (“Northern”) common stock owned by the Company. The Distribution of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) was made to Company shareholders on the basis of one share of Northern for each share of the Company. The U.S. Financial Industry Regulatory Authority (“FINRA”) established January 26, 2012 as the ex-dividend date (the “Ex-Dividend Date”) for this distribution. The Company’s interest in Northern Graphite has decreased to 0.5% primarily as a result of the distribution of Northern Shares.

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

F12

Subsequent to the end of the first quarter, Nubian was awarded a third permit, Abdul Qadir, which is approximately 2,000 km2 in size and is located in the northeast part of Somaliland adjacent to the borders with Djibouti and Ethiopia. Abdul Qadir is automatically included in the Option Agreement pursuant to its terms with no change in expenditure requirements. Nubian has agreed with the government of Somaliland to reduce the size of the Arapsyo and Qabri Bahar permits by 50% following completion of the first phase exploration program.

Mindesta has completed a stream and rock sampling program over the Arapsyo, Qabri Bahar and Abdul Qadir permits which involved taking over 3,000 samples. The Company has received some preliminary assay results. Once all results are received, the Company will analyze and compile the data and plan a second stage exploration program to follow up on the most promising targets. To date, Mindesta has incurred expenditures of approximately $12,114 on the permits and believes that the initial $750,000 threshold will be close to being achieved when all work on the new permit is completed. The Company will require additional financing to execute the second stage program.

RESULTS OF OPERATIONS

For the six months ended June 30, 2012, the Company recorded a net loss of $717,962, or $0.08 per share, compared to a gain of $4,610,495 for the six months ended June 30, 2011, or $0.52 per share. This net gain during the six months ending June 30, 2011 resulted from the Company recognized a gain of $6,035,839 on the deconsolidation of its investment holdings. The deconsolidation was due to the sale of 2,000,000 shares of Northern and the resultant decline in the Company’s interest below 50% which made it necessary for the Company to change its accounting treatment for the investment. The Company had no revenues for the period ended June 30 in both 2012 and 2011 as the Company is an exploration stage company with no source of revenues.

For the six months ended June 30, 2012, expenses amounted to $874,341 compared to $463,627 for the six months ended June 30, 2011. There were higher expenses for the six months ended June 30, 2012 as a result of exploration expenses incurred by Nubian Gold. Management fees and salaries decreased to $32,514 for the six months ended June 30, 2012 compared to $169,263 for the six months ended June 30, 2011, as a result of less management involvement as the focus of expenditures shifted to exploration activities. Professional fees increased to $115,883 in the six months ended June 30, 2012 from $71,132 in 2011 as a result of additional fees related to the Company’s pro rata dividend-in-kind. General and administration expenses decreased from $223,232 in the first six months of 2011 to $106,963 in the first six months of 2012 as the focus of expenditures shirted to exploration activities.

The Company currently has no full time employees and contracts with consultants for administrative and financial services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at June 30, 2012 of $142,556 versus $569,378 as at December 31, 2011 due to exploration expenditures incurred under the property option agreement with Nubian Gold and expenses related to the payment of the share dividend.

The Company has access to additional financing through the possible sale of marketable securities, which had a market value at June 30, 2012 of $360,459. The Company received proceeds of $197,054 from the sale of 114,000 shares of Northern Graphite Corporation during the six months ended June 30, 2012. Although the Company currently has no revenue sources, the funding raised by the Company and through the sale of shares of Northern, is sufficient to pay operating and administrative costs for the time being. In the future, the Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company's auditors in their report for the year ended December 31, 2011 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net loss of $717,962 for the six months ended June 30, 2012, and has had recurring losses and an accumulated deficit of $12,751,038 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

As of January 25, 2012, the Company no longer had significant ownership in Northern. The Company no longer raises capital for the support of Northern and operates as a distinct entity. As at June 30, 2012, the Company had $142,556 in cash and marketable securities with a fair value of $360,459. The Company believes that it will continue to be able to raise additional funds from public or private debt or equity sources to continue to operate. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

F13

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the period ended June 30, 2012. Management has determined that (i) the ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company has been named in a lawsuit filed by Windale Properties in the amount of CDN$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to the expiry of the lease.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS: None.

Item 3. DEFAULTS UPON SENIOR SECURITIES: None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None.

Item 5. OTHER INFORMATION: None.

F14

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

Dated: July 23, 2012      MINDESTA INC.

                                            By: /s/ Gregory Bowes
                                            ---------------------------------
                                            President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 23, 2012      MINDESTA INC.

                                            By: /s/ Gregory Bowes
                                            -----------------------------------------
                                            Gregory Bowes, Chief Financial Officer

F15