Form 10-Q
period 2012-09-30
Mindesta Inc.
filed 2012-11-05
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [_]      No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 1, 2012: 9,413,581 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto for the three month and nine months period ended September 30, 2012 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The Financial Statements should be read in conjunction with the audited financial statements as at December 31, 2011, included in the Company's Form 10-K.

Mindesta Inc.
(an exploration stage company)
Balance Sheets

	As at	As at
	September 30	December 31
	2012	2011
	$	$
	( note 1)	(note 1)
Assets	(unaudited)
Current
Cash	35,743	569,378
Marketable securities (note 3)	174,507	-
Receivables	11,688	151
Due from related parties (note 6)	-	145,113
Prepaid expenses and deposits	24,409	36,092
Total current assets	246,347	750,734
Investment in non-consolidated affiliate (note 3)	-	3,432,261
Mineral properties (note 6)	100,000	-
Total assets	346,347	4,182,995

Liabilities
Current
Accounts payable and accrued liabilities	330,722	452,473
Due to related parties (note 6)	246,359	-
Dividend payable (note 7)	-	3,274,072
Total liabilities	577,081	3,726,545

Stockholders’ equity
Common stock 200,000,000 shares authorized, $0.0001 par value; 9,413,581 shares issued and outstanding (note 5)	18,817	18,592
Additional paid-in capital	12,613,109	12,537,316
Accumulated other comprehensive income	(2,629)	(105,985)
Deficit accumulated during exploration stage	(12,860,031)	(11,993,473)
Total stockholders' equity	(230,734)	456,450

Total liabilities and stockholders' equity	346,347	4,182,995
Going Concern (Note 1)
Commitments and contingencies (Note 8)

See accompanying notes to unaudited interim financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

Mindesta Inc.
(an exploration stage company)
Statements of Operations and Deficit

	3 months ended September 30		9 months ended September 30
	2012	2011	2012	2011
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses
Professional fees	17,703	60,458	133,586	131,590
Management fees and salaries (note 6)	-	5,229	32,514	174,492
Exploration expense	87,324	-	706,304	-
General and administration	13,499	41,733	120,463	264,966
	118,526	107,420	992,867	571,048

Loss from operations	(118,526)	(107,420)	(992,867)	(571,048)
Foreign exchange gain (loss)	(5,434)	(495)	(5,978)	(520)
Interest income	-	-	53	5,700
Gain on partial disposal of subsidiary	-	-	-	6,035,839
Equity loss pick up	-	(355,957)	-	(1,293,349)
Income taxes	(4,577)		(4,577)
Gain on sale of marketable securities	19,544	-	176,414	-
Gain (loss) on due to related party	-	21,750	-	(8,250)
Net income (loss)	(108,993)	(442,122)	(826,955)	4,168,372
Deficit, beginning of period	(12,751,038)	(7,847,422)	(11,993,473)	(12,457,916)
Dividends	-	-	(39,603)	-
Deficit, end of period	(12,860,031)	(8,289,544)	(12,860,031)	(8,289,544)

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(178,702)	-	103,356	-
Comprehensive income (loss)	(287,695)	(442,122)	(723,599)	4,168,372
Weighted average number of common shares outstanding – basic (note 5)	9,301,081	8,903,015	9,412,349	8,891,125
Net income (loss) per share – basic	(0.01)	(0.05)	(0.09)	0.47
Weighted average number of common shares outstanding – fully diluted (note 5)	9,301,081	8,903,015	9,412,349	9,405,716
Net income (loss) per share – diluted	(0.01)	(0.05)	(0.09)	0.44

See accompanying notes to unaudited interim financial statements

Mindesta Inc.
(an exploration stage company)
Statements of Cash Flows

	3 months ended September 30		9 months ended September 30
	2012	2011	2012	2011
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities
Net income (loss) attributable to the company	(108,993)	(442,122)	(826,955)	4,168,372
Stock-based compensation	-	-	42,268	155,396
Gain on deconsolidation	-	-	-	(6,035,839)
Equity loss pick-up	-	355,957	-	1,293,349
Gain on sale of marketable securities	(19,544)	-	(176,414)	-
(Gain) loss on amounts due to related party	-	(21,750)	-	8,250
Nubian option agreement (note 6)	-	-	127,994	-
Changes in non-cash operating working capital:
Receivables	698	-	(11,539)	165,703
Due from affiliate	-	22,643	17,119	(21,125)
Prepaid expenses and deposits	(9,205)	(12,695)	11,682	157,930
Accounts payable and accrued liabilities	(19,540)	(62,763)	(121,748)	(408,590)
	(156,584)	(160,730)	(937,593)	(516,554)
Financing activities
Proceeds from the exercise of stock options	-	-	33,750	-
Change in notes payable	-	-	-	(150,000)
	-	-	33,750	(150,000)
Investing activities
Due from related party	22,977	-	146,359	(3,017)
Proceeds from the sale of marketable securities	26,794	-	223,849	-
Change in investments	-	-	-	319,597
Proceeds from the sale of shares of subsidiary	-	-	-	1,005,400
	49,771	-	370,208	1,321,980
Net increase (decrease) in cash	(106,813)	(160,730)	(533,635)	655,426
Cash, beginning of period	142,556	862,347	569,378	46,191
Cash, end of period	35,743	701,617	35,743	701,617
Supplementary information
Interest paid	-	-	-	-
Income taxes paid	-	-	-	-

See accompanying notes to unaudited interim financial statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the three and nine month periods ended September 30, 2012 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company is an Exploration Stage Company that incurred a net loss of $826,955 for the nine months ended September 30, and has an accumulated deficit of $12,860,031 since the inception of the Company. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and further planned exploration activities.

There is continued uncertainty over the Company’s ability to generate sufficient funds from public or private debt or equity financing for the Company to continue to operate. The accompanying financial statements do not include any adjustments that might result from negative outcomes with respect to these uncertainties

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2011.

The Company's fiscal year-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a) Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been historically carried out through the Company’s former subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions, including an initial public offering by Northern, the Company’s interest in Northern was reduced from 100% to 26.1% as at December 31, 2011. On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company on the basis of one share of Northern for each share of Company common stock held. As at September 30, 2012, the Company’s interest in Northern had decreased to less than 1%. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTCBB under the symbol MDST.

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT IN NON-CONSOLIDATED AFFILIATE

As at December 31, 2011 and September 30, 2012, the Company recorded its investment in Northern, a non-consolidated affiliate, at cost.

Investment	$
Balance at December 31, 2011	3,432,261
Stock dividend paid on January 25, 2012	(3,313,675)
Sale of marketable securities	(47,435)
Balance at carrying value as at September 30, 2012	71,151

Following the payment of the stock dividend on January 25, 2012, the Company’s investment in Northern was reclassified as an available-for-sale security and is reflected as marketable securities in the current asset section of the Balance Sheet. The following table summarizes the Company’s available-for sale securities as of September 30, 2012:

Equity securities	Cost	Gross unrealized gains	Fair value
Outstanding	71,151	103,356	174,507

During the nine month period ended September 30, 2012, the Company recorded an unrealized gain on available-for-sale securities of $103,356. This gain is recorded as other comprehensive income.

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the three and nine month periods ended September 30, 2012 and 2011. Interim results are not necessarily indicative of results for a full year.

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

The following table summarizes stock option activity for the 9 months ended September 30, 2012:

	Number of securities to be
Equity compensation plans not approved by security	issued upon exercise of	Weighted-average exercise
holders	outstanding options	price of outstanding options
Outstanding December 31, 2011	225,000	$0.85
Issued	650,000	$0.10
Exercised	(112,500)	$0.30
Outstanding at September 30, 2012	762,500	$0.29

Exercisable at September 30, 2012 – 762,500.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the nine months ending September 30, 2012 of $42,268 ($155,396 in 2011).

B. COMMON STOCK

The number of common shares outstanding at September 30, 2012 and December 31, 2011 was as follows:

	Number	$
Outstanding December 31, 2011	9,301,081	18,592
Issued pursuant to the exercise of stock options	112,500	225
Outstanding at September 30, 2012	9,413,581	18,817

The number of common shares outstanding for September 30, 2012 and December 31, 2011, before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
As at:	20:1 consolidation	consolidation
September 30, 2012	n/a	9,413,581
December 31, 2011	n/a	9,301,081

The basic weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the 9 months ended:	20:1 consolidation	consolidation
September 30, 2012	n/a	9,412,349
September 30, 2011	177,822,500	8,891,125

The fully-diluted weighted average number of common shares outstanding before and after giving effect to the 20:1 stock consolidation on July 29, 2011 was as follows:

	Before giving effect to the	After giving effect to the 20:1
For the 3 months ended:	20:1 consolidation	consolidation
September 30, 2012	n/a	9,301,081
September 30, 2011	178,060,300	8,903,015

For the nine months ended September 30, 2012, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012:

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

Mindesta entered into the option agreement with Nubian, effective January 2, 2012. As at January 2, 2012, Nubian had received advances of $127,994 under this revolving loan agreement and the Company had accrued $1,025 of interest receivable. As per the terms of the revolving loan agreement, Nubian applied these advances as expenditures under the option agreement and Mindesta recorded $127,944 of exploration expenses related to these expenses in the first nine months of 2012. In addition, Mindesta incurred $467,309 of exploration expenses during the first nine months of 2012 and accrued a payable of $100,000 for mineral properties under the option agreement, to Nubian. Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. The first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value at any time after incurring the first $750,000 of exploration expenditures.

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

d) Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company, as the lenders, and Mindesta Inc., as the borrower, to fund the ongoing exploration activities of Mindesta Inc. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under this loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta is required to sell its remaining shares of Northern as they are released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then shall remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share.

	As at	As at
Due from related parties	September 30, 2012	December 31, 2011
	$	$
Due from Northern	-	16,147
Due from Nubian	-	128,966
Total due from related parties	-	145,113

	As at	As at
Due to related parties	September 30, 2012	December 31, 2011
		$
Due to Nubian	96,830	-
Due to Bowes & Company	149,529	-
Total due to related parties	246,359	-

As at September 30, 2012 and December 31, 2011, accounts payable and accrued liabilities did not include any amounts due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

NOTE 7 – DIVIDEND PAYABLE

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) on the basis of one share of Northern for each share of the Company held and the dividend payable of $3,313,675 was paid in full. The dividend payable had increased by $39,603 from $3,274,072 as at December 31, 2011 as a result of options exercised as at January 4, 2012. As at the close of trading January 25, 2012, the Company’s interest in Northern Graphite decreased to 0.8% and is 0.5% as at September 30, 2012.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The property option agreement between the Company and Nubian included a firm commitment on the first $750,000 of exploration expenditures within a year of January 2, 2012. As at September 30, 2012, the Company has incurred expenditures of $595,303 towards this commitment and is required incur an additional $154,697 of expenditures before January 2, 2013 in order to continue its progress towards earning its initial interest.

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

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed this distribution to Company shareholders of a majority of the shares of Northern common stock owned by the Company. The Distribution of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) was made to Company shareholders on the basis of one share of Northern for each share of the Company. The U.S. Financial Industry Regulatory Authority (“FINRA”) established January 26, 2012 as the ex-dividend date (the “Ex-Dividend Date”) for this distribution. The Company’s interest in Northern has decreased to 0.5% primarily as a result of the distribution of Northern Shares.

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Under the option agreement, Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta is required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, and the first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The revolving loan agreement became repayable upon the signing of a property option agreement and all obligations of Nubian were applied against the expenditure requirements of the Company under the property option agreement. The obligations under the revolving loan agreement are now considered paid in full, and the revolving loan agreement has terminated and has no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement to $150,000. In 2012, Mindesta is focusing its efforts on mineral exploration in East Africa, and in particular the Republic of Somaliland and Ethiopia, as it believes the region has very attractive geology and an improving political environment.

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

Mindesta has completed a stream and rock sampling program over the Arapsyo, Qabri Bahar and Abdul Qadir permits which involved taking over 3,000 samples. The Company has received some preliminary assay results. Once all results are received, the Company will analyze and compile the data and plan a second stage exploration program to follow up on the most promising targets. To date, Mindesta has incurred expenditures of approximately $595,303 on work on these permits towards the initial $750,000 threshold. The Company will require additional financing to execute the second stage program.

Somaliland is an independent democratic republic which is not yet recognized by the international community. In order to attract investment and enhance the country’s reputation and standing in the international community, the government was desirous of updated its antiquated mining code and attracting foreign companies to explore and ultimately develop its mineral potential. Nubian signed a Memorandum of Understanding (“MOU”) with the government, effective June 10, 2010, whereby Nubian would assist the government in drafting a new, modern mining code and generally provide consulting services with respect to legal, financial and technical matters relating to the new mining code. In exchange, the government agreed to grant Nubian prospecting permits under the existing mining code and to automatically renew the prospecting permits for successive one year terms until such time as a new mining code is passed into law at which time the prospecting permits would become subject to the new mining code.

Following the election of a new government and the appointment of a new mines minister, Nubian signed an amendment to the MOU, effective June 14, 2011. Under the amendment the new government confirmed the validity of the MOU and granted Nubian the exclusive mineral exploration rights to two 2,000 km2 areas being Arapsyo (from 430 30’ 00” to 440 10’ 00” and from 90 40’ 00” to 90 55’ 00”) and Qabri Bahar (100 00’ 00” to 100 15’ 00” and from 430 20’ 00” to 440 00’ 00”).

Nubian retains the exclusive mineral rights to the above areas, provided that it meets certain expenditure commitments, until such time as the new mining code is enacted and becomes law at which time the exclusive mineral rights will convert into exploration permits according to the terms of the new mining code. The expenditure commitments consist of $50,000 to be spent on a literature review and remote sensing program, a minimum of $200,000 on a ground exploration and sampling program provided the government had made progress in establishing a new mining code, and that after the new mining code was passed Nubian would spend $1,250,000 on exploration within a two year period.

Nubian will be subject to the exploration period terms, fees, relinquishment requirements and expenditure requirements contained in the new mining code with respect to the areas for which it holds exclusive mineral exploration rights. In the interim, Nubian agreed to reduce the size of the areas of exclusive mineral rights by 50 per cent on the second anniversary from the date of the MOU amendment and will reduce the remaining area by a further 50 per cent on the fourth anniversary date (unless specified otherwise in the new mining code), and provided that the Government has made significant progress in passing the new mining code and Nubian has been able to carry out its exploration programs.

Effective September 1, 2011 Nubian was officially granted the two permits which are subject to a US$8,000 annual licensing fee. Effective March 28, 2012 Nubian signed a second MOU amendment with the government of Somaliland whereby Nubian was granted a third permit, Abdul Qadir, which is approximately 2,000km2 in size, is subject to the same $8,000 annual fee and has the following coordinates/corner posts:

1) 100 55’ N’ 420 58’ E (border)
2) 100 55’ N’ 430 00’ E
3) 100 38’ N’ 430 00’ E
4) 100 38’ N’ 430 28’ E
5) 100 24’ N’ 430 28’ E
6) 100 24’ N’ 420 32’ E (border).
7) Somaliland – Ethiopia and Somaliland – Djibouti border between 1) and 6).

Nubian agreed to relinquish 50% of the Arapsyo and Qabri Bahar permits by July 31, 2012 as part of obtaining the new permit and is in the process of doing so. As the permits will fall under the terms of the new mining code when passed, it is not possible at this time to determine what conditions they will be subject to with respect to tenure, expenditure requirements, development, etc. However, it is anticipated that the new mining code will be based on, and competitive with, the mining codes in other African countries. Under the option agreement, Mindesta is responsible for all of Nubian’s obligations with respect to the MOU and the two amendments.

Due to weak equity markets and the inability of Mindesta to raise additional capital, especially for an early stage exploration program in Somaliland, Nubian and Bowes & Company have agreed to advance funds to the Company to fund ongoing exploration activities. Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under the loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta is required to sell its remaining shares of Northern as they are released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then shall remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2012, the Company recorded a net loss of $826,955, or $0.09 per share, compared to a gain of $4,168,372 for the nine months ended September 30, 2011, or $0.47 per share. This net gain during the nine months ending September 30, 2011 resulted from the Company recognizing a gain of $6,035,839 on the deconsolidation of its investment holdings. The deconsolidation was due to the sale of 2,000,000 shares of Northern and the resultant decline in the Company’s interest below 50% which made it necessary for the Company to change its accounting treatment for the investment. The Company had no revenues for the period ended September 30 in both 2012 and 2011 as the Company is an exploration stage company with no source of revenues.

For the nine months ended September 30, 2012, expenses amounted to $992,867 compared to $571,048 for the nine months ended September 30, 2011. There were higher expenses for the nine months ended September 30, 2012 as a result of exploration expenses incurred by Nubian Gold. Management fees and salaries decreased to $32,514 for the nine months ended September 30, 2012 compared to $174,492 for the nine months ended September 30, 2011, as a result of less management involvement as the focus of the Company shifted to exploration activities. Professional fees increased to $133,586 in the nine months ended September 30, 2012 from $131,590 in 2011 as a result of additional fees related to the Company’s pro rata dividend-in-kind. General and administration expenses decreased from $264,966 in the first nine months of 2011 to $120,463 in the first nine months of 2012 as the focus of the Company shifted to exploration activities.

The Company currently has no full time employees and contracts with consultants for administrative and financial services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at September 30, 2012 of $35,743 versus $569,378 as at December 31, 2011 due to exploration expenditures incurred under the property option agreement with Nubian Gold and expenses related to the payment of the share dividend.

The Company has access to additional financing through the possible sale of marketable securities, which had a market value at September 30, 2012 of $174,507. The Company received proceeds of $223,849 from the sale of 134,568 shares of Northern Graphite Corporation during the nine months ended September 30, 2012. During the three months ending September 30, 2012, the Company drew an additional $101,843 of funds from the loan agreement with Bowes & Company. Although the Company currently has no revenue sources, the funding raised by the Company and through the sale of shares of Northern, is sufficient to pay operating and administrative costs for the time being. In the future, the Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company's auditors in their report for the year ended December 31, 2011 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net loss of $826,955 for the nine months ended September 30, 2012, and has had recurring losses and an accumulated deficit of $12,860,031 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

As of January 25, 2012, the Company no longer had significant ownership in Northern. The Company no longer raises capital for the support of Northern and operates as a distinct entity. As at September 30, 2012, the Company had $35,743 in cash and marketable securities with a fair value of $174,507. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the period ended September 30, 2012. Management has determined that (i) the ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

Dated: November 1, 2012

MINDESTA INC.

By: /s/ Gregory Bowes
       President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 1, 2012

MINDESTA INC.

By: /s/ Gregory Bowes
       Gregory Bowes, Chief Financial Officer