Form 10-K
period 2012-12-31
Mindesta Inc.
filed 2013-03-08
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
Yes [_]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
March 7, 2013: 9,413,581 shares.

As of June 30, 2012, the aggregate market value was $753,086 based upon the closing sale price of the common stock as reported by the Over-the-Counter-Bulletin-Board (“OTCBB”) on that date.”

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

The Company is an exploration stage company. Prior to 2012, the Company’s sole asset and primary focus was its investment in Northern Graphite Corporation (“Northern”). Northern holds a 100% interest in a number of mineral claims and a mining lease covering a deposit of natural graphite located in Maria Township, approximately 180 miles northeast of Toronto, Ontario and between the towns of Deep River and Mattawa, Ontario (the “Bissett Creek Property”). The Bissett Creek Property was on care and maintenance from 2005 to 2010. In the latter part of 2009 and in the first quarter of 2010 Northern raised its own financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%. The Company’s interest was subsequently reduced to 26.2% as the result of it selling 2,000,000 Northern shares and of Northern completing an initial public offering of shares, becoming listed on the TSX Venture Exchange, and subsequent warrant exercises. As at December, 31, 2012, the Company owned less than 0.5% of Northern due to the distribution of its Northern shares to Mindesta shareholders. The Company currently no longer holds any shares of Northern. The 2010 and 2011 financing transactions enabled the Company and Northern to deal with the serious debt and creditor issues that existed in 2009 and to move the Bissett Creek Property forward.

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

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Nubian is a corporation incorporated under the laws of Ontario, Canada and Gregory Bowes, CEO, is its major shareholder. Mr. Bowes is also an officer and director of Mindesta. Under the option agreement, Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta is required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, and the first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The revolving loan agreement became repayable upon the signing of a property option agreement and all obligations of Nubian were applied against the expenditure requirements of the Company under the property option agreement. The obligations under the revolving loan agreement are now considered paid in full, and the revolving loan agreement has terminated and has no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement to $150,000. In 2012, Mindesta is focusing its efforts on mineral exploration in East Africa, and in particular the Republic of Somaliland and Ethiopia, as it believes the region has very attractive geology and an improving political environment.

In 2012, Nubian was awarded a third permit, Abdul Qadir, which is approximately 2,000 km2 in size and is located in the northeast part of Somaliland adjacent to the borders with Djibouti and Ethiopia. Abdul Qadir is automatically included in the Option Agreement pursuant to its terms with no change in expenditure requirements. Nubian has agreed with the government of Somaliland to reduce the size of the Arapsyo and Qabri Bahar permits by 50% following completion of the first phase exploration program.

Mindesta has completed a stream and rock sampling program over the Arapsyo, Qabri Bahar and Abdul Qadir permits which involved taking over 3,000 samples. To date, Mindesta has incurred expenditures of approximately $758,694 on work on these permits which exceeds the initial $750,000 requirement. The Company will require additional financing to execute the second stage program.

Somaliland is an independent democratic republic which is not yet recognized by the international community. In order to attract investment and enhance the country’s reputation and standing in the international community, the government desired to update its antiquated mining code and attract foreign companies to explore and ultimately develop its mineral potential. Nubian signed a Memorandum of Understanding (“MOU”) with the government, effective June 10, 2010, whereby Nubian would assist the government in drafting a new, modern mining code and generally provide consulting services with respect to legal, financial and technical matters relating to the new mining code. In exchange, the government agreed to grant Nubian prospecting permits under the existing mining code and to automatically renew the prospecting permits for successive one year terms until such time as a new mining code is passed into law at which time the prospecting permits would become subject to the new mining code.

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

On November 27, 2012, Mindesta announced that it received assay results from its first stage stream sediment and rock sampling program on the Arapsyo, Qabri Bahar and Abdul Qadir exploration permits in the Republic of Somaliland. Over the September, 2011 to April, 2012 period, 2,500km2 of the Arapsyio and Qabri Bahar permits were sampled at a density of one sample every 1-2 km2. A total of 1,659 stream sediment and 58 rock samples were submitted to the assay laboratory.

Encouraging regional anomalies have been identified, particularly for gold, and that future work will be centered on narrowing them down by infill stream sediment sampling and prospecting followed by soil sampling and/or geophysics. A Cu/Mo/Bi occurrence is already at a stage where soil sampling and that ground geophysics could be carried out. Future work would also include ground checking a significant number of secondary anomalies on a case by case basis.

Mindesta has made the first $750,000 of exploration expenditures as required as a firm commitment but has accumulated substantial payables to Bowes & Company and Nubian in doing so. The Company does not have the resources to repay these amounts or make ongoing commitments with respect to the permits. Options are currently being evaluated.

Item 1A RISK FACTORS

The Company's business is subject to numerous risk factors, and it has the following concerns:

1.      While Mindesta has undertaken mining exploration activities, they have no history of operations and must raise capital in order to continue exploration activities. The Company has no record of earnings or cash flow from mining operations. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery and sale of minerals resulting from its exploration activities.

2.      The Company is funding exploration activities in the Republic of Somaliland. While the Company believes that the government of the Republic has held three free, fair, and non-violent elections, it jails pirates and extremists, and it is one of the few functioning democracies in Africa and the Middle East, there is a significant potential for political and/or criminal risks to arise and impact the exploration activities in the Republic of Somaliland. At this point in time, no other countries have recognized the Republic of Somaliland’s independence. Somaliland does not have a modern mining code with all of the protections regarding rights and obligations that exist in many other countries. Nubian’s, and as an extension, the Company’s ability to carry on its business in the normal course may be adversely affected by political and economic considerations such as civil and tribal unrest, political instability, instability in the portion of Somalia external to the Republic of Somaliland spreading beyond its borders, Somalia attempting to reassert its control over Somaliland or challenging rights and titles awarded by Somaliland, changing government regulations with respect to mining including environmental requirements, taxation, land tenure, income repatriation and capital recovery, fluctuations in currency exchange and inflation rates, import and export restrictions, challenges to the Company’s title to properties, problems renewing licenses and permits, and the expropriation of property interests. Any of these events could result in conditions that delay or in fact prevent Nubian, and ultimately, the Company from exploring or ultimately developing its properties if economic quantities of minerals are found. The Company does not currently maintain “Political Risk” insurance.

3.      Mineral exploration is a highly subjective process that requires a very high degree of education, experience, expertise and luck. Furthermore, the Company will be subject to many risk factors that knowledge, expertise and perseverance are insufficient to overcome. The Company is also competing against a large number of companies that have substantially greater financial and technical resources. The probability of finding mineralization in economic quantities that can be profitably mined are very small and no assurances can be given that the Company will be successful.

4      The Company is wholly dependent at the present upon the personal efforts and abilities of its Officers and Directors, who exercise control over the day-to-day affairs of the Company.

5.      The Company does not have sufficient capital to continue exploration activities. There is no assurance that the Company will secure additional capital in order to undertake additional exploration activities.

There are no dividends anticipated by the Company.

ITEM 1B Unresolved Staff Comments

As a smaller reporting company, the Company is not required to include this Item.

ITEM 2 - DESCRIPTION OF PROPERTIES

Somaliland Project - Option Agreement

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Under the option agreement, Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta is required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, and the first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The revolving loan agreement became repayable upon the signing of a property option agreement and all obligations of Nubian were applied against the expenditure requirements of the Company under the property option agreement. The obligations under the revolving loan agreement are now considered paid in full, and the revolving loan agreement has terminated and has no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement to $150,000.

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

Mindesta has completed a stream and rock sampling program over the Arapsyo, Qabri Bahar and Abdul Qadir permits which involved taking over 3,000 samples. To date, Mindesta has incurred expenditures of approximately $758,742 on work on these permits. The Company will require additional financing to execute the second stage program.

Somaliland is an independent democratic republic which is not yet recognized by the international community. In order to attract investment and enhance the country’s reputation and standing in the international community, the government desired to update its antiquated mining code and attract foreign companies to explore and ultimately develop its mineral potential. Nubian signed a Memorandum of Understanding (“MOU”) with the government, effective June 10, 2010, whereby Nubian would assist the government in drafting a new, modern mining code and generally provide consulting services with respect to legal, financial and technical matters relating to the new mining code. In exchange, the government agreed to grant Nubian prospecting permits under the existing mining code and to automatically renew the prospecting permits for successive one year terms until such time as a new mining code is passed into law at which time the prospecting permits would become subject to the new mining code.

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

On November 27, 2012, Mindesta announced that it has received assay results from its first stage stream sediment and rock sampling program on the Arapsyo, Qabri Bahar and Abdul Qadir exploration permits in the Republic of Somaliland.

Arapsyio and Qabri Bahar Permits

Over the September, 2011 to April, 2012 period, 2,500km2 of the Arapsyio and Qabri Bahar permits were sampled at a density of one sample every 1-2 km2. A total of 1,659 stream sediment and 58 rock samples were submitted to the assay laboratory. The following anomalies were identified:

(1) A large, well-structured and consistent platinum/palladium anomaly associated with an ultra-mafic intrusive, as well as three smaller anomalies in the same area;
(2) Numerous columbite (Ta–Nb oxide) occurrences and stream sediment anomalies, including several artisanal workings;
(3) A large, well defined Ni/Co/Cu/Ti/V/Cr anomaly associated with a series of gabbroic complexes. One rock sample assayed 3.9%Cu with background Ni.Co/Ti values and another 6%Cr, 0.02%Co, 0.1%Ni, 0.4%Ti, and 0.05%V;
(4) A large tungsten anomaly associated with a granitic intrusive;
(5) Molybdenum/bismuth and nearby copper occurrences associated with a large pegmatite zone (values up to 0.80% Mo and 0.49% Bi);
(6) Gold and silver anomalies were generally weaker and poorly structured although one returned rock samples that assayed 79 and 17 g/t silver in association with galena.

Abdul Qadir Permit

From March to July, 2012, approximately 1,400km2 were sampled and a total of 1,045 stream sediment and 98 rock samples were submitted to the assay laboratory. The following anomalies were identified:

(1) 16 contiguous gold anomalies in stream sediments, each averaging approximately 5 x 15 km2 in size;
(2) Four copper anomalies, largely associated with basalts;
(3) Three zinc anomalies associated with a syenite body and related to Au/Ag/Cu anomalies;
(4) A 70km2 syenite body with a series of Mo prospects over a six km strike length with a nearby interesting Zn/As/Au/Ta/Cd signature in stream sediments;
(5) Northern areas with epithermal vein potential were not sampled due to time/money/local issues.

Encouraging regional anomalies have been identified, particularly for gold, and that future work will be centered on narrowing them down by infill stream sediment sampling and prospecting followed by soil sampling and/or geophysics. A Cu/Mo/Bi occurrences is already at a stage where soil sampling and that ground geophysics could be carried out. Future work would also include ground checking a significant number of secondary anomalies on a case by case basis.

Mindesta has made the first $750,000 of exploration expenditures as required as a firm commitment but owes money both Nubian and Bowes & Company and is now faced with the challenge of financing a second stage program in a very difficult market for junior explorers. Options are currently being evaluated.

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

Fiscal Quarter Ending	High	Low
March 31, 2008	$1.60	$1.40
June 30, 2008	$1.60	$1.20
September 30, 2008	$0.80	$0.40
December 31, 2008	$0.20	$0.20
March 31, 2009	$1.00	$1.00
June 30, 2009	$0.40	$0.40
September 30, 2009	$0.80	$0.80
December 31, 2009	$0.40	$0.20
March 31, 2010	$0.60	$0.20
June 30, 2010	$0.40	$0.20
September 30, 2010	$0.40	$0.20
December 31, 2010	$0.80	$0.20
March 31, 2011	$2.00	$0.80
June 30, 2011	$1.60	$0.60
September 30, 2011	$1.50	$0.50
December 31, 2011	$0.85	$0.36
March 31, 2012	$1.20	$0.08
June 30, 2012	$0.20	$0.08
September 30, 2012	$0.09	$0.04
December 31, 2012	$0.05	$0.03

(b) As of December 31, 2012, there were 319 shareholders of record of the registrant's common stock.

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

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders	None	n/a	n/a

Equity compensation plans not approved by security holders	762,500	$0.29	None

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $42,268.

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

The Company is an exploration stage company. Prior to 2012, the Company’s sole asset and primary focus was its investment in Northern Graphite Corporation (“Northern”). Northern holds a 100% interest in a number of mineral claims and a mining lease covering a deposit of natural graphite located in Maria Township, approximately 180 miles northeast of Toronto, Ontario and in between the towns of Deep River and Mattawa, Ontario (the “Bissett Creek Property”). The Bissett Creek Property was on care and maintenance from 2005 to 2010. In the latter part of 2009 and in the first quarter of 2010 Northern raised its own financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%. The Company’s interest was subsequently reduced to 26.2% as the result of it selling 2,000,000 Northern shares and of Northern completing an initial public offering of shares, becoming listed on the TSX Venture Exchange, and subsequent warrant exercises. The Company currently owns less than 1% of Northern due to the distribution of its Northern shares to Mindesta shareholders. The 2010 and 2011 financing transactions enabled the Company and Northern to deal with the serious debt and creditor issues that existed in 2009 and to move the Bissett Creek Property forward.

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

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed this distribution to Company shareholders of a majority of the shares of Northern common stock owned by the Company. The Distribution of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) was made to Company shareholders on the basis of one share of Northern for each share of the Company. The U.S. Financial Industry Regulatory Authority (“FINRA”) established January 26, 2012 as the ex-dividend date (the “Ex-Dividend Date”) for this distribution. The Company’s interest in Northern decreased to 0.5% as December 31, 2012 primarily as a result of the distribution of Northern Shares. Currently, the Company no longer holds an interest in Northern.

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Under the option agreement, Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta is required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, and the first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The revolving loan agreement became repayable upon the signing of a property option agreement and all obligations of Nubian were applied against the expenditure requirements of the Company under the property option agreement. The obligations under the revolving loan agreement are now considered paid in full, and the revolving loan agreement has terminated and has no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement to $150,000. In 2012, Mindesta focused its efforts on mineral exploration in East Africa, and in particular the Republic of Somaliland and Ethiopia, as it believes the region has very attractive geology and an improving political environment.

In the second quarter, Nubian was awarded a third permit, Abdul Qadir, which is approximately 2,000 km2 in size and is located in the northeast part of Somaliland adjacent to the borders with Djibouti and Ethiopia. Abdul Qadir is automatically included in the Option Agreement pursuant to its terms with no change in expenditure requirements. Nubian has agreed with the government of Somaliland to reduce the size of the Arapsyo and Qabri Bahar permits by 50% following completion of the first phase exploration program and is in the process of doing so.

Somaliland is an independent democratic republic which is not yet recognized by the international community. In order to attract investment and enhance the country’s reputation and standing in the international community, the government desired to update its antiquated mining code and attracting foreign companies to explore and ultimately develop its mineral potential. Nubian signed a Memorandum of Understanding (“MOU”) with the government, effective June 10, 2010, whereby Nubian would assist the government in drafting a new, modern mining code and generally provide consulting services with respect to legal, financial and technical matters relating to the new mining code. In exchange, the government agreed to grant Nubian prospecting permits under the existing mining code and to automatically renew the prospecting permits for successive one year terms until such time as a new mining code is passed into law at which time the prospecting permits would become subject to the new mining code.

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

Due to weak equity markets and the inability of Mindesta to raise additional capital, especially for an early stage exploration program in Somaliland, Nubian and Bowes & Company have agreed to advance funds to the Company to fund ongoing exploration activities. Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under the loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. The obligations which are still outstanding after the Termination Date now accrues interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta is required to sell its remaining shares of Northern as they are released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then shall remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share.

On November 27, 2012, Mindesta announced that it has received assay results from its first stage stream sediment and rock sampling program on the Arapsyo, Qabri Bahar and Abdul Qadir exploration permits in the Republic of Somaliland. Over the September, 2011 to April, 2012 period, 2,500km2 of the Arapsyio and Qabri Bahar permits were sampled at a density of one sample every 1-2 km2. A total of 1,659 stream sediment and 58 rock samples were submitted to the assay laboratory.

Encouraging regional anomalies have been identified, particularly for gold, and future work will be centered on narrowing them down by infill stream sediment sampling and prospecting followed by soil sampling and/or geophysics. Cu/Mo/Bi occurrences are already at a stage where soil sampling and ground geophysics could be carried out. Future work would also include ground checking a significant number of secondary anomalies on a case by case basis.

Mindesta has made the first $750,000 of exploration expenditures as required as a firm commitment but has incurred substantial payables to Bowes & Company and Nubian in doing so. The Company is now faced with the challenge financing a second stage program in a very difficult market for junior explorers. Options are currently being evaluated.

RESULTS OF OPERATIONS
For the year ended December 31, 2012, the Company recorded a loss of $1,003,188, or $0.11 per share, compared to a net gain of $3,738,515 for the year ended December 31, 2011, or $0.42 per share. The net gain during the year ended December 31, 2011 resulted from the Company recognizing a gain of $6,035,839 on the deconsolidation of its investment holdings in Northern due to the sale of 2,000,000 shares of Northern and the resultant decline in the Company’s interest below 50% which made it necessary for the Company to change its accounting treatment for the investment. The Company had no revenues for the years ended December 31, 2012 and 2011. The Company is an exploration stage company and will not have revenues unless its exploration efforts are successful and one of the properties in which it is earning an interest is eventually brought into production. For the year ended December 31, 2012, expenses amounted to $1,194,907 compared to $757,935 for the year ended December 31, 2011. There were higher expenses for the year ended December 31, 2012 as a result of exploration expenses incurred in relation to the option agreement with Nubian Gold. Management fees and salaries decreased to $32,514 for the year ended December 31, 2012 compared to $179,469 for the year ended December 31, 2011. Lower fees in 2012 were incurred as management received no compensation in cash or shares. Included in expenses for the year ended December 31, 2012 were $42,268 in stock compensation expense compared to $155,396 in 2011. Professional fees decreased to $145,298 in the year ended December 31, 2012 from $262,058 in 2011.

The Company currently has no full time employees. It contracts with a number of consultants for management, engineering, technical, administrative and financial services.

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash as at December 31, 2012 of $12,091 versus $569,378 as at December 31, 2011 due to exploration expenditures incurred under the property option agreement with Nubian Gold and expenses related to the payment of the share dividend. During the year ended December 31, 2012 the Company recorded an impairment of acquisition costs of $100,000 due to uncertainty with respect to the Company’s ability to expend the required $2 million within two years to earn its interest. On January 2, 2011, the Company sold 2,000,000 common shares of Northern for CDN $0.50 per share and realized total proceeds of CDN$1,000,000. The Company used these funds to support Northern and keep work going on the Bissett Creek Property pending the completion of Northern’s IPO.

As at December 31, 2012, the Company has access to additional financing through the possible sale of marketable securities, which had a market value at December 31, 2012 of $164,333. Since December 31, 2012, the Company realized $197,182 of proceeds on the sale of the remaining 151,388 common shares of Northern Graphite Corporation that it held. The Company received proceeds of $263,076 from the sale of 185,031 shares of Northern Graphite Corporation during the year ended December 31, 2012. During the year ending December 31, 2012, the Company drew an additional $149,529 of funds from the loan agreement with Bowes & Company in addition to the $100,000 it owed Nubian for upfront fees on the option agreement between Nubian and the Company. Although the Company currently has no revenue sources, the funding raised by the Company and through the sale of shares of Northern, is sufficient to pay operating and administrative costs for the time being. In the future, the Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

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

GOING CONCERN
The Company's auditors in their report for the year ended December 31, 2012 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net loss from operations of $1,003,188 for the year ended December 31, 2012 and has had recurring losses and an accumulated deficit of $13,036,264 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

The Company no longer has ownership in Northern. The Company no longer raises capital for the support of Northern and operates as a distinct entity. As at December 31, 2012, the Company had $12,091 in cash and marketable securities with a fair value of $164,333. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate, the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The accompanying financial statements do not include any adjustments that might result if the going concern assumption is not valid.

IMPAIRMENT OF LONG-LIVED ASSETS

Mindesta periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of when events and circumstances warrant such a review. This review is performed using estimates of future cash flows as well as industry and market conditions and the Company’s future development plans. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. During the year ended December 31, 2012 the Company recorded an impairment of acquisition costs of $100,000 due to uncertainty with respect to the Company’s ability to expend the required $2 million dollars within two years to earn its interest on the option agreement with Nubian.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MNP LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mindesta Inc.

We have audited the accompanying balance sheets of Mindesta Inc. as of December 31, 2012 and 2011, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2012. Mindesta Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mindesta Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MNP LLP

March 7, 2013

Vancouver, British Columbia, Canada

Chartered Accountants

ACCOUNTING › CONSULTING › TAX
2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1
1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(an exploration stage company)

Balance Sheets

	As at	As at
	December 31	December 31
	2012	2011

	$	$

Assets
Current
Cash and cash equivalents	12,091	569,378
Marketable securities (note 3)	164,333	-
Receivables	8,716	151
Due from related parties (note 6)	-	145,113
Prepaid expenses and deposits	17,939	36,092
Total current assets	203,079	750,734
Investment in non-consolidated affiliate (note 3)	-	3,432,261
Total assets	203,079	4,182,995

Liabilities
Current
Accounts payable and accrued liabilities	316,534	452,473
Due to related parties (note 6)	272,879	-
Dividend payable (note 4)	-	3,274,072
Total current liabilities	589,413	3,726,545
Total liabilities	589,413	3,726,545

Stockholders’ equity (deficiency)
Common stock 200,000,000 shares authorized, $0.0001 par
value; 9,300,634 shares issued and outstanding (note 4)	18,817	18,592
Additional paid-in capital	12,626,129	12,537,316
Accumulated other comprehensive income	4,984	(105,985)
Deficit accumulated during exploration stage	(13,036,264)	(11,993,473)
Total stockholders' equity (deficiency)	(386,334)	456,450

Total liabilities and stockholders' equity	203,079	4,182,995
Nature of operations and going concern (note 2b)
Commitments and contingencies (note 5)
Subsequent event (note 9)

See accompanying notes to financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

F14

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(an exploration stage company)

Statements of Operations and Deficit

	Year ended December 31
	2012	2011
	$	$

General and administrative expenses
Professional fees	145,298	262,058
Management fees and salaries (note 6)	32,514	179,469
Exploration expense	758,742	-
Impairment of mineral property (note 7)	100,000	-
General and administration	158,353	316,408
	1,194,907	757,935

Loss from operations	(1,194,907)	(757,935)
Interest and other income	53	6,671
Foreign exchange loss	(6,206)	(19,021)
Gain on partial disposal of subsidiary (note 3)	-	6,035,839
Loss attributable to equity investee (note 3)	-	(1,518,789)
Gain on sale of marketable securities (note 3)	197,872	-
Gain (loss) on revaluation of debt	-	(8,250)
Income (loss) for the year	(1,003,188)	3,738,515

Other comprehensive loss
Unrealized gain on available for sale securities (note 3)	110,969	-
Total comprehensive income (loss) for the year	(892,219)	3,738,515

Net income (loss) per share – basic	(0.11)	0.42
Weighted average number of common shares outstanding – basic (note 4)	9,412,659	8,920,635
Net income (loss) per share – fully diluted	(0.11)	0.40
Weighted average number of common shares outstanding – fully diluted (note 4)	9,412,659	9,492,485

See accompanying notes to financial statements

F15

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(an exploration stage company)

Statements of Cash Flows

	Year ended December 31
	2012	2011
	$	$

Cash provided by (used in)
Operating activities
Income (loss) for the year	(1,003,188)	3,738,515
Stock-based compensation	42,268	155,396
Gain on deconsolidation	-	(6,035,839)
Equity loss pick-up	-	1,518,789
Gain on sale of marketable securities	(197,872)	-
Imputed interest on loan from related party	13,020	-
Loss on amounts due to related party	-	8,250
Write-down of mineral property	100,000	-
Nubian option agreement	127,994	-
Changes in non-cash operating working capital:
Receivables	(8,565)	-
Due from affiliate	17,119	(16,147)
Prepaid expenses and deposits	18,153	(19,659)
Accounts payable and accrued liabilities	(135,940)	334,563
	(1,027,011)	(316,132)
Financing activities
Change in notes payable	-	(138,938)
Proceeds from the exercise of options	33,750	101,250
	33,750	(37,688)
Investing activities
Due to related party	172,879	(128,393)
Proceeds from the sale of marketable securities	263,076	-
Change in investments	19	-
Proceeds from the sale of shares of affiliate (Note 3)	-	1,005,400
	435,974	877,007
Net increase (decrease) in cash and cash equivalents	(557,287)	523,187
Cash and cash equivalents, beginning of period	569,378	46,191
Cash and cash equivalents, end of period	12,091	569,378
Non-cash transactions
Shares issued for the settlement of amounts due to related parties	-	53,250

Supplementary information
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes to financial statements

F16

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(An exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from November 6, 1996 (Date of Inception of Exploration Stage) to December 31, 2012

				Accumulated
	Common Stock			Deficit	Accumulated		Common	Total
			Additional	During	Other	Non	Stock	Stockholders'
	Number		Paid-in	Exploration	Comprehensive	Controlling	Subscriptions	Equity
	of Shares	Amount	Capital	Stage	Income	Interest	Received	(Deficit)

Inception - November 6, 1996 - See Note A below	-	$-	$-	$-	$-	-	$-	-
Balance at December 31, 1998	40,928	76	505,092	(750,830)	-	-	-	(245,662)
Issuance of common stock for cash	4,500	9	146,612	-	-	-	-	146,621
Issuance of common stock for services	8,250	17	274,983	-	-	-	-	275,000

Net Loss		-	-	(259,404)	-	-	-	(259,404)

Balance at December 31, 1999	53,678	102	926,687	(1,010,234)	-	-	-	(83,445)

Issuance of common stock for cash	12,735	25	413,045	-	-	-	-	413,070
Issuance of common stock for services	10,500	21	349,979	-	-	-	-	350,000
Issuance of common stock for Multiplex stock	450	1	29	-	-	-	-	30
Issuance of common stock for acquisition	71,319	143	4,603	-	-	-	-	4,746

Net Loss		-	-	(694,758)	-	-	-	(694,758)

Balance at December 31, 2000	148,682	292	1,694,343	(1,704,992)	-	-	-	(10,357)

Issuance of common stock for compensation	4,500	9	59,991	-	-	-	-	60,000

Net Loss		-	-	(67,251)	-	-	-	(67,251)

Balance at December 31, 2001	153,182	301	1,754,334	(1,772,243)	-	-	-	(17,608)
Issuance of common stock re acquisition of Industrial Minerals Incorporated	5,250,000	10,500	(1,747,393)	1,696,982	-	-	-	(39,911)
Minimum 50 shares post- split allocation	4,614	6	(6)	-	-	-	-	-

Net Loss	-	-	-	(520,242)	-	-	-	(520,242)

See accompanying notes to financial statements

F17

				Accumulated
	Common Stock			Deficit	Accumulated		Common	Total
			Additional	During	Other	Non	Stock	Stockholders'
	Number		Paid-in	Exploration	Comprehensive	Controlling	Subscriptions	Equity
	of Shares	Amount	Capital	Stage	Income	Interest	Received	(Deficit)

Balance at December 31, 2002	5,407,796	10,807	6,935	(595,503)	-	-	-	(577,761)

Minimum 50 shares post- split allocation	49	-	-	-	-	-	-	-

Net Loss		-	-	(1,133,197)	-	-	-	(1,133,197)

Balance at December 31, 2003	5,407,845	10,807	6,935	(1,728,700)	-	-	-	(1,710,958)

Allocation on round-up of shares	0	-	-	-	-	-	-	-
Issuance of common stock in settlement of debt	174,606	349	4,190,189	-	-	-	-	4,190,538

Net Loss		-	-	(561,153)	-	-	-	(561,153)

Balance at December 31, 2004	5,582,451	11,156	4,197,124	(2,289,853)	-	-	-	1,918,427

Net Loss		-	-	(1,844,219)	-	-	-	(1,844,219)

Balance at December 31, 2005	5,582,451	11,156	4,197,124	(4,134,072)	-	-	-	74,208

Issuance of common stock for cash	10,000	20	69,640	-	-	-	-	69,660
Issuance of common stock in settlement of debt	312,791	625	1,876,118	-	-	-	-	1,876,743

Net Loss		-	-	(1,255,584)	-	-	-	(1,255,584)

Balance at December 31, 2006	5,905,242	11,801	6,142,882	(5,389,656)	-	-	-	765,027

Issuance of common stock for cash	659,685	1,319	1,569,486	-	-	-	-	1,570,805
Issuance of common stock for services	320,350	641	641,976	-	-	-	-	642,617
Stock compensation expense		-	446,853	-	-	-	-	446,853
Foreign Currency Translation		-	-	-	(105,985)	-	-	(105,985)

Net Loss	5,407,796	-	-	(2,761,455)	-	-	-	(2,761,455)

See accompanying notes to financial statements

F18

				Accumulated
	Common Stock			Deficit	Accumulated		Common	Total
			Additional	During	Other	Non	Stock	Stockholders'
	Number		Paid-in	Exploration	Comprehensive	Controlling	Subscriptions	Equity
	of Shares	Amount	Capital	Stage	Income	Interest	Received	(Deficit)

Balance at December 31, 2007	6,885,277	13,761	8,801,197	(8,151,111)	(105,985)	-	-	557,862
Issuance of common stock for cash	462,447	925	484,275	-	-	-	(265,000)	220,200
Issuance of common stock for services	630,250	1,261	445,439	-	-	-	-	446,700
Stock compensation expense		-	176,427	-	-	-	-	176,427
Common stock subscriptions received				-	-	-	265,000	265,000
Issuance of common stock for settlement of debt	62,500	125	64,875	-	-	-	-	65,000

Net Loss		-	-	(1,579,801)	-	-	-	(1,579,801)

Balance at December 31, 2008	8,040,474	16,072	9,972,214	(9,730,913)	(105,985)	-	-	151,388

Issuance of common stock for services	125,000	250	49,750	-	-	-	-	50,000
Stock compensation expense		-	179,221	-	-	-	-	179,221

Net Loss		-	-	(1,629,281)	-	-	-	(1,629,281)

Balance at December 31, 2009	8,165,474	16,322	10,201,185	(11,360,194)	(105,985)	-	-	(1,248,672)
Issuance of common stock for services and debt settlement	722,660	1,445	215,353					216,798
Net Loss		-	-	(1,097,722)	-	(495,451)	-	(1,593,173)
Gain in dilution in interest of subsidiary			1,657,299					1,657,299
NCI pickup on dilution in interest of subsidiary						814,686	-	814,686
Stock compensation expense		-	154,408		-		-	154,408
Consolidated Balance at December 31, 2010	8,888,134	17,767	12,228,245	(12,457,916)	(105,985)	319,235	-	1,346

See accompanying notes to financial statements

F19

				Accumulated
	Common Stock			Deficit	Accumulated		Common	Total
			Additional	During	Other	Non	Stock	Stockholders'
	Number		Paid-in	Exploration	Comprehensive	Controlling	Subscriptions	Equity
	of Shares	Amount	Capital	Stage	Income	Interest	Received	(Deficit)

Balance subsequent to 1:20 stock consolidation	8,888,134	17,767	12,228,245	(12,457,916)	(105,985)	319,235	-	1,346
Issuance of common stock for debt	75,000	150	53,100	-	-	-	-	53,250
Issuance of common stock pursuant to the exercise of stock options	337,500	675	100,575	-	-	-	-	101,250
Stock compensation expense	-	-	155,396	-	-	-	-	155,396

Net Loss	-	-	-	(770,285)	-	-	-	(770,285)
Gain on deconsolidation	-	-	-	6,035,839	-	-	-	6,035,839
Equity loss pickup	-	-	-	(1,518,789)	-	-	-	(1,518,789)
Loss on due to related party	-	-	-	(8,250)	-	-	-	(8,250)
NCI pickup on dilution in interest in subsidiary	-	-	-		-	(319,235)	-	(319,235)
Dividends	-	-	-	(3,274,072)				(3,274,072)
Balance at December 31, 2011	9,301,081	18,592	12,537,316	(11,993,473)	(105,985)	-	-	456,450
Issuance of common stock pursuant to the exercise of stock options	112,500	225	33,525	-	-	-	-	33,750
Stock compensation expense	-	-	42,268	-	-	-	-	42,268
Imputed interest on related party loan	-	-	13,020	-	-	-	-	13,020

Net Loss	-	-	-	(1,003,188)	-	-	-	(1,003,188)
Unrealized gains on sale of NGC shares	-	-	-	-	110,969	-	-	110,969
Dividends	-	-	-	(39,603)	-	-	-	(39,603)
Balance at December 31, 2012	9,413,581	18,817	12,626,129	(13,036,264)	4,984	-	-	(386,334)

See accompanying notes to financial statements
The number of common shares used in this statement is accounted for after giving effect to the 20:1 stock consolidation on July 29, 2011 (note 6 B.)

F20

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the year ended December 31, 2012 and the notes thereto (the “Financial Statements”) have been prepared in accordance accounting principles generally accepted in the United States of America and have been presented in US dollars.

The Company's fiscal year-end is December 31.

NOTE 2 –ORGANIZATION AND ACCOUNTING POLICIES

(a) Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been historically carried out through the Company’s former subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions, including an initial public offering by Northern, the Company’s interest in Northern was reduced from 100% to 26.1% as at December 31, 2011. On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company on the basis of one share of Northern for each share of Company common stock held. As at December 31, 2012, the Company’s interest in Northern had decreased to less than 1%. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTCBB under the symbol MDST.

(b) Nature of Operations and Going Concern

The Company is an exploration stage company. Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which currently holds title to three mineral exploration permits, in the Republic of Somaliland. Under the option agreement, Mindesta can earn a 50% interest in the permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 percent by completing a bankable feasibility study. Mindesta has incurred the first $750,000 of exploration expenditures on this project which represented a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator agreed to by both Mindesta and Nubian at any time after incurring the first $750,000 of exploration expenditures.

The Company is an Exploration Stage Company that incurred a net loss of $892,219 for the year ended December 31, 2012 (2011 gain of $3,738,515) and has an accumulated deficit of $13,036,264 since the inception of the Company. Current liabilities exceed current assets by $386,334. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and further planned exploration activities. The Company will require significant financing to continue its operations and fund planned exploration activities. There is a high degree of risk and many inherent uncertainties in mining operations and exploration activities and management cannot provide assurances that it will be successful in its endeavors.

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

F21

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

(d) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses for the period. By their nature, these estimates and judgments are subject to management uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant estimates and judgments include those relating to the assessment of the Company’s ability to continue as a going concern, estimates to determine whether impairment of long lived assets is required, and the fair value of stock options, depreciation rates and estimated useful lives of buildings and equipment. Actual results may differ from those estimates and judgments.

(e) Marketable Securities

The Company classifies its marketable securities as available-for-sale securities. The securities are measured at fair market value in the financial statements with unrealized gains or losses recorded in other comprehensive income. At the time securities are sold, gains or losses are included in net income.

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

(g) Comprehensive Income (Loss)

The Company adopted ASC 220 “Comprehensive Income”. ASC 220 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) is presented in the statement of operations. ASC 220 requires only additional disclosures in the financial statements and does not affect the Company’s financial position or results of operations.

(h) Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820 are described below:

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

F22

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

The following table sets forth the Company’s financial assets and liabilities measured at fair value within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31,				December 31,
	Total	2012			2011
	$	$			$
Assets		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	12,091	12,091	-	-	569,378
Marketable securities	164,333	164,333	-	-	-

Cash and marketable securities are classified within level 1 of the fair value hierarchy because they are valued using quoted market prices. Cash and cash equivalents that are valued based on quoted market prices in active markets are primarily composed of commercial paper, short-term certificates of deposit and US Treasury securities. Marketable securities are primarily composed of common shares of Northern (note 3) and are valued based on publicly quoted market prices. Accounts receivable, accounts payable, and due to/from related parties are reflected in the balance sheets at carrying value, which approximates fair value due to the short-term nature of these instruments.

(i) Income Taxes

Income taxes are determined using assets and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB ASC 740 as of its inception. Pursuant to FASB ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future periods; and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken into in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations and Comprehensive Loss. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

(j) Translation of Foreign Currencies

The functional currency of the Company has been determined to be the U.S. dollar. Foreign currency transaction gains or losses are reflected in the results of operations. For the year ended December 31, 2012 and 2011, foreign currency losses of $6,206 and $19,021, respectively, were recognized.

(k) Mineral Properties

Mineral property acquisition costs are capitalized when incurred and will be amortized using the units –of – production method over the estimated life of the reserve following the commencement of production. If a mineral property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.

Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties.

(l) Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred. When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

F23

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

(m) Stock Based Compensation

The Company has adopted the provisions of FASB ASC 718, “Stock Compensation” (“ASC 718”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). New shares of the Company’s Common Stock will be issued for any options exercised or awards granted

(n) Basic and Diluted Loss Per Share

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

(o) Concentrations

The Company explored mineral concessions all of which are located in Somaliland. The Company uses primarily one supplier to supply the exploration licenses, manpower and technical expertise for mineral exploration in Somaliland (notes 6 and 7).

(p) Recently Adopted Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The Update amends fair value measurements and disclosures to (1) clarify the board’s intent in respect of existing measurement guidance, (2) revise certain measurement guidance that changes or modifies a principle, and (3) add disclosure requirements concerning the measurement uncertainty of level 3 measurements. This guidance is effective for the Company for the first interim or annual period beginning on or after December 15, 2011. Adoption of this guidance did not have a material effect on the Company’s financial condition, results of operation, or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other”. This new guidance on testing goodwill provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required.ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The adoption of this guidance did not have a material effect on the Company`s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” This update amended the presentation options in Accounting Standards Codification (“ASC”) 220, “Comprehensive Income,” to provide an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with retrospective application required. The adoption of this guidance did not have a material effect on the Company`s financial position, results of operations or cash flows

(q) New Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our financial statements.

F24

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT IN NON-CONSOLIDATED AFFILIATE

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

As at December 31, 2011, the Company owned 9,750,000 common shares of Northern which represented a 26.1% interest. The estimated fair value of this investment at December 31, 2011 was $8,872,500 based on the quoted trading price of these shares on the Toronto Stock Exchange. As at December 31, 2011, the Company recorded its investment in Northern, a non-consolidated affiliate, at cost.

The carrying value of this investment is as follows:

Investment	$
Non-consolidated balance at December 31, 2010	11,069,565
Proceeds from sale of investment	(1,005,400)
Retained deficits of Northern Graphite	(11,148,954)
Gain on deconsolidation	6,035,839
Equity pickup for year ending December 31, 2011	(1,518,789)
Non-consolidated balance at December 31, 2011	3,432,261
Stock dividend paid on January 25, 2012	(3,313,675)
Sale of marketable securities	(65,223)
Balance at carrying value as at December 31, 2012	53,363

Following the payment of the stock dividend on January 25, 2012, the Company’s investment in Northern was reclassified as an available-for-sale security and is reflected as marketable securities in the current asset section of the Balance Sheet. The following table summarizes the Company’s available-for sale securities as of December 31, 2012:

Equity securities	Cost	Gross unrealized gains	Fair value
Outstanding	53,363	110,969	164,332

During the year ended December 31, 2012, the Company recorded an unrealized gain on available-for-sale securities of $110,969. This gain is recorded as other comprehensive income.

NOTE 4 – STOCKHOLDER’S EQUITY

A. CAPITAL STOCK

The number of common shares outstanding at December 31, 2012 and December 31, 2011 was as follows:

		Par Value
	Number	$
Outstanding December 31, 2011	9,301,081	18,592
Issued pursuant to the exercise of stock options	112,500	225
Outstanding at December 31, 2012	9,413,581	18,817

On July 26, 2011, the Company consolidated its common stock on a 20:1 basis. All common stock numbers and stock option numbers have been restated to reflect the consolidation.

There were 112,500 common shares of capital stock issued during 2012 (2011 – 337,500) as a result of the exercise of options. There were no common shares issued for settlement of debt (2011 – 75,000). The share issuances were recorded for total consideration of $33,750 (2011 - $154,500). The Company had 9,413,581 shares issued and outstanding at December 31, 2012 (2011- 9,301,081).

F25

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

B. DIVIDENDS

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind on the basis of one share of Northern common stock for each share of Company common stock held, payable January 25, 2012 to shareholders of record as at January 5, 2012. The Company recorded $3,274,072 of dividends and dividends payable in the year ending December 31, 2011 related to the declared dividend-in-kind.

C. COMMON STOCK OPTIONS

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

The following table summarizes stock option activity for the year ended December 31, 2012:

	Number of securities to be
Equity compensation plans not approved by security	issued upon exercise of	Weighted-average exercise
holders	outstanding options	price of outstanding options
Outstanding December 31, 2011	225,000	$0.85
Issued	650,000	$0.10
Exercised	(112,500)	$0.30
Outstanding at December 31, 2012	762,500	$0.29

There were 762,500 options outstanding and exercisable at December 31, 2012 (December 31, 2011 – 225,000).

The intrinsic value of outstanding and exercisable options at December 31, 2012 was $Nil (December 31, 2011 - $Nil).

The weighted average remaining contractual term of options outstanding at December 31, 2012 was 4.07 years (2011 – 4.01 years)

During the year 112,500 stock options were exercised for proceeds of $33,750. These options had an intrinsic value of $60,750.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year ending December 31, 2012 of $42,268 (2011-$155,396).

D. EARNINGS PER SHARE

The basic weighted average number of common shares outstanding was as follows:

For the year ended:
December 31, 2012	9,412,659
December 31, 2011	8,920,188

F26

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

The fully-diluted weighted average number of common shares outstanding was as follows:

For the year ended:
December 31, 2012	9,412,659
December 31, 2011	9,492,038

For the year ended December 31, 2012, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has been named in a lawsuit filed by Windale Properties in the amount of CAD $19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. No amount related to this contingency has been accrued as the outcome at this time is indeterminable.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012:

a) The Company granted 650,000 options to directors and officers of the Company. Each option entitles the holder to purchase one common share at an exercise price of $0.10 until March 15, 2017. Stock-compensation expense of $42,268 was recognized during the period in connection with this option grant.

b) On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta Inc., as the lender, and Nubian Gold Corporation (“Nubian”), as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into a property option agreement with respect to Nubian’s two initial exploration licenses, Arapsyo and Qabri Bahar, located in the Republic of Somaliland. Nubian is a corporation incorporated under the laws of Ontario, Canada and Gregory Bowes, CEO, is its major shareholder. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement credit facility. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $150,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The terms stated that the revolving loan agreement becomes repayable upon the signing of a property option agreement and that all obligations of Nubian would be applied against the expenditure requirements of the Company under the property option agreement. Upon the inception of property option agreement, the obligations were considered paid in full, and the revolving loan agreement was terminated and had no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full.

Mindesta entered into the option agreement with Nubian, effective January 2, 2012. As at January 2, 2012, Nubian had received advances of $127,994 under the revolving loan agreement and the Company had accrued $1,025 of interest receivable. As per the terms of the revolving loan agreement, Nubian applied these advances as expenditures under the option agreement and Mindesta recorded $127,944 of exploration expenses related to these expenses during 2012. In addition, Mindesta incurred $630,750 of exploration expenses during 2012 and accrued a payable of $100,000 for mineral properties under the option agreement, to Nubian. Mindesta can earn a 50% interest in the initial two permits and any other permits obtained in Somaliland during the option agreement by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 percent by completing a bankable feasibility study. Mindesta exceeded the first $750,000 of exploration expenditures which represented a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value at any time as it has incurred the first $750,000 of exploration expenditures.

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

F27

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

d) Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company, as the lenders, and Mindesta Inc., as the borrower, to fund the ongoing exploration activities of Mindesta Inc. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under this loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta is required to sell its remaining shares of Northern as they are released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then shall remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 percent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share. As at December 31, 2012 $272,879 (2011 - $Nil) of principal and accrued interest was outstanding related to this credit facility, and is included in the amount listed as due to related parties in the table below. $7,428 of interest was accrued in respect of this obligation during the year ended December 31, 2012. Additional interest of $13,020 was imputed on this loan to approximate a market interest rate. This interest has been recognized in general and administration expense and additional paid-in capital, as the imputed interest is not payable.

	As at	As at
Due from related parties	December 31, 2012	December 31, 2011
	$	$
Due from Northern	-	16,147
Due from Nubian	-	128,966
Total due from related parties	-	145,113

	As at	As at
Due to related parties	December 31, 2012	December 31, 2011
	$	$
Due to Nubian	119,251	-
Due to Bowes & Company	153,628	-
Total due to related parties	272,879	-

As at December 31, 2012 and December 31, 2011, accounts payable and accrued liabilities did not include any amounts due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

NOTE 7 – MINERAL PROPERTIES

Although the Company has taken steps to verify title to mineral properties in which it has an interest in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company’s title. Property title may be subject to unregistered prior agreements and non-compliance with regulatory requirements.

Mining Option Agreement – Nubian

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian, a privately owned Ontario company, which initially held title to two mineral exploration permits, in the Republic of Somaliland (note 6). During 2012, Nubian obtained a third exploration permit in Somaliland. Under the option agreement, Mindesta can earn a 50% interest in the permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 percent by completing a bankable feasibility study. Mindesta has incurred the first $750,000 of exploration expenditures on this project which represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator at any time after incurring the first $750,000 of exploration expenditures.

The Company recorded acquisition costs of $100,000 related to the option agreement with Nubian. During the year ended December 31, 2012 the Company recorded an impairment of acquisition costs of $100,000 due to uncertainty with respect to the Company’s ability to expend the required $2 million dollars within two years to earn its interest.

F28

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

NOTE 8 – INCOME TAXES

As at December 31, 2012, the Company's deferred tax asset attributable to its net operating loss carry forward is approximately $400,007 (2011 - $2,986,224). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

$

2028	34,341
2029	365,666
Total	400,007

As at December 31, 2012, the Company's deferred tax asset attributable to capital loss carry forward is approximately $596,705 (2011 - $596,705). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

$

2026	596,705
Total	596,705

For the years ended December 31, 2011 and 2010, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2012	2011

Income (Loss) for the year	(1,003,188)	3,738,515

Expected income tax (Recovery)	(339,528)	1,271,095
Deconsolidation of Northern	-	(1,227,231)
Distribution of Northern shares	2,291,318	-
Change in estimates	176,767	-
Non-deductible items	8,214	59,627
Change in valuation allowance	(2,136,771)	(103,491)
Total income tax payable		- -

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) at December 31, 2012 and 2011 are comprised of the following:

	2012	2011

Net operating loss carryforward	136,002	652,654
Capital loss carryforward	202,880	202,880
Investment in Northern Graphite	-	1,897,093
Mineral Property Interest	276,974	-
	615,856	2,752,627
Valuation allowance	(615,856)	(2,752,627)
Deferred income tax asset	-	-

F29

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2012 and 2011

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. During 2011, the Company filed all statutory income tax returns outstanding. The Company had $250,605 accrued for penalties as of December 31, 2012, and December 31, 2011, respectively related to statutory income tax returns that have now been filed. We do not have any unrecognized tax benefits or loss contingencies. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Interest and penalties are included in general and administrative costs.

NOTE 9 – SUBSEQUENT EVENTS

As at March 7, 2013, Mindesta has sold the remaining 151,388 of Northern shares for proceeds of $187,184.

F30

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

The audit reports of MNP for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, expressed an unqualified opinion and included an explanatory paragraph relating to the Registrant’s ability to continue as a going concern due to significant recurring losses and other matters. Such audit reports did not contain any other adverse opinion or disclaimer of opinion or qualification. The Registrant and MNP have not, during the Registrant’s two most recent fiscal years had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to MNP’s satisfaction, would have caused MNP to make reference to the subject matter of the disagreement in connection with its reports. MNP has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

F31

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the year ended December 31, 2012. Management has determined that (i) inadequate staffing and supervision, and the resulting ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

Not applicable

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current Chief Executive Officer and Chief Financial Officer of Registrant at March 7, 2013 is Gregory Bowes.

The directors of the Registrant as at March 7, 2012 are Gregory Bowes, age 58, Campbell Birge, age 59, Douglas Perkins, age 59, and Albert Zapanta, age 71.

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

Mr. Birge was Chief Financial Officer of Wind Works Power Corp (WWPW:OTC:BB) and Secretary/Treasurer beginning September of 2009. He remains Secretary/Treasurer of Wind Works Power Corp and finished his tenure as CFO as at November, 2011. He was previously the President, Chief Executive Officer and a Director of Ammex Gold Mining Corp., a publicly traded gold mining company, from December 2007 until September 2009. Prior to that, he was President, Chief Executive Officer and a Director of the Company from October 2006 until April 2007. He served on the Advisory Board and as Vice President of Operations of the Trust for Sustainable Development and was Business and Operations Analyst – Southern Ontario for Bell Canada Mobile. Mr. Birge was an Associate Professor at United States International University (Mexico City Campus) and was twice elected to serve on the Academic Counsel as the Head of Graduate Business Studies. He is a consultant to public and private companies doing business in Canada, the United States and Mexico and is also a partner in a Honda car dealership. Mr. Birge attended Simon Fraser University (BA), the University of Calgary (B.Ed) and the United States International University (M.Sc.). Mr. Birge is 60 years old.

Mr. Perkins was appointed to the Board of Directiors effective April 20, 2011 Mr. Perkins an experienced mining company executive who is President & CEO and Director of Legend Gold Corp. ( LGN:TSX.V). He is President & Director member of Jien Nunavik Mining Exploration Limited. Mr.Perkins is President and Director of 7264496 Canada Inc. through which he provided executive management services on a contract basis. These same services were previously provided through Perkins International. From November, 2005 until February, 2010 he was Chief Executive Officer and Executive Director of GMA Resources Plc, an AIM listed company in London, United Kingdom, which evolved from a junior explorer to a mid size gold producer through the successful development and construction of a heap leach gold mine in Algeria. Mr. Perkins was Vice President and Chief Financial Officer of Orezone Resources Inc. (ORZ:TSX) from January, 2003 to October, 2005. He earned a Bachelor of Commerce degree, majoring in accounting, from Concordia University in 1978 and is fluently bilingual in French and English. Mr. Perkins is 60 years old.

Mr. Zapanta was appointed to the Company’s Board of Directors on December 15, 2012. Mr. Zapanta was born in Los Angeles, CA and received an Associate of Arts degree from East Los Angeles College. He completed a Bachelor of Arts degree in Industrial Psychology, a Master of Arts in Public Administration and studies for a PhD in International Political Economics all at the University of Southern California. He also graduated from the Harvard Graduate School of Business and the Inter-American Defense College, National War College, in Washington, D.C.. Mr. Zapanta was the first U.S. senior officer appointed to lead a Peacekeeping Mission to the United Nations Referendum on the Western Sahara to serve with the USSR, People’s Republic of China, French and British military officers as the Chief of Staff. General Zapanta’s military record includes the award of the Silver Star, five Bronze Stars for Valor, the Purple Heart and thirty other awards during the Vietnam War. He was also recently awarded the Joint Service Commendation Medal for Desert Shield/Desert Storm, Restore Hope in Somalia and Restore Democracy in Haiti. Mr. Zapanta was appointed by the Governor of Virginia to the rank of Major General and achieved one of the highest ranks of any officer of Mexican descent in the US army. In the private sector, he worked as an industrial engineer for Bethlehem Steel, and as Director of Governmental Affairs for Atlantic Richfield Company (“ARCO”) until his retirement in 1993 after 18 years of service as a senior executive. During his time with ARCO, he was responsible for negotiations with PEMEX on oil and gas matters and the copper mines owned by Anaconda Copper Mining company, an acquisition of ARCO. He was the company’s representative to local, state and federal governments on oil and gas, environmental and transportation-related regulation and public affairs. Mr. Zapanta has held numerous Presidential appointments, including a White House fellow in 1973-74 and Assistant Secretary of the Interior for Management and Administration from 1976-77. He was appointed by President Ronald Reagan to the U.S. State Department Advisory Committee on International Trade Technology and Development from 1981-1987, and by President George W. Bush as a private sector delegate to the U.S.-Mexico Partnership for Prosperity from 2001 to the present. U.S. Secretary of Defense Donald H. Rumsfeld appointed him to serve as Chairman of the Reserve Forces Policy Board from 2002-2004. Mr, Zapanta retired from ARCO on January 2, 1993 and began work with the US-Mexico Chamber of Commerce on January 2, 1993. Mr. Zapanta owns 100% of a private coporation called Planning Inc. He is presently the President and CEO of the United States-Mexico Chamber of Commerce and is responsible for operations in eight regional offices in the United States and nine in Mexico. Mr. Zapanta is a Director of Tyson Foods Inc. (TSN:NYQ). Mr. Zapanta is 72 years old.

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

ITEM 11- EXECUTIVE COMPENSATION

The following table discloses all compensation received by the Company's Chief Executive Officer and Chief Financial Officer during the fiscal years ending December 31, 2012; 2011; and 2010. During this period no executive officer received annual salary and bonus payments from the Company in excess of $100,000. During the year ending December 31, 2012, 200,000 stock options were granted to the President and Chief Executive Officer of the Company.

					Non-
					Equity
					Incentive
				Stock	Plan
Name and Principal			Bonus	Awards	Compensation
position	Year	Salary($)	($)	($)	($)
Greg Bowes	2012	0	0	13,005	0
Greg Bowes	2011	7,634	0	0	0
Greg Bowes	2010	50,000		75,000	0

Northern Graphite had a management contract with Gregory Bowes, its CEO, whereby Mr. Bowes was paid a monthly retainer of CDN$12,500 from November 2009 to January 2011. Effective February 1, 2011, Mr. Bowes was paid an annual salary of CDN$200,000 by Northern, and ten percent of his annual salary was expensed through Mindesta for the first quarter of 2011. During the year ended December 31, 2012, no portion of Mr. Bowes’ salary was allocated to Mindesta. In 2010 Mr. Bowes was paid a cash bonus of CDN $12,000 and was granted an additional stock award of 125,000 common shares for his success in raising financing and turning the Company around.

GRANTS OF PLAN-BASED AWARDS

On March 15, 2012, the Company granted 650,000 options to directors, officers, and consultants. Each option entitles the holder to purchase one common share at an exercise price of $0.10 until March 15, 2017. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 122%, risk-free interest rate 1.11%; and an expected life of up to 5 years.

The Company did not grant any Plan Based Awards during the fiscal year ended December 31, 2011.

The Company adopted SFAS 123 "Accounting for Stock-Based Compensation", effective April 1, 2007. Compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed as SFAS 123. The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model. The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: Expected volatility of 86.74%, risk-free interest rate 4%; and an expected life of up to 4 years.

Using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $155,396.

Other than as disclosed above, no director or officer has been or was previously paid separate annual fees, meeting fees or any other form of compensation. Fees as outlined above to the officer listed above are the sum total of compensation paid during the year.

COMMITTEES OF THE BOARD OF DIRECTORS (as of December 31, 2012)

1)	Audit Committee - Members are Douglas Perkins who acts as chairman, Campbell Birge and Albert Zapanta. Mr. Birge, Mr. Perkins and Mr. Zapanta are independent Directors of the Company.

2)	Compensation and Nominating Committee - Members are Campbell Birge, Douglas Perkins, and Albert Zapanta. Mr. Birge, Mr. Perkins and Mr. Zapanta are independent Directors of the Company.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2012. All information provided herein should be read in conjunction with the tables provided below.

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

Base Salary: At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities. Base salaries are established as necessary. During the year ended December 31, 2012 none of our Named Executive Officers received a salary increase.

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

The Company has adopted a Charter for its Audit Committee. The Audit Committee is a committee of the Board of Directors which assists the Board in overseeing the Corporation’s financial controls and reporting and in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control and legal compliance functions of the Corporation. The Audit Committee’s primary duties and responsibilities are to:
• Oversee: (i) the integrity of the Corporation’s financial statements; (ii) the Corporation’s compliance with legal and regulatory requirements with respect to financial controls and reporting; and (iii) the auditors’ qualifications and independence.
• Serve as an independent and objective party to monitor the Corporation’s financial reporting processes and internal control systems.
• Review and appraise the audit activities of the Corporation’s independent auditors.
• Provide open lines of communication among the independent auditors, financial and senior management and the Board of Directors for financial reporting and control matters.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of March 7, 2013. There were 9,413,581 shares outstanding as at March XX, 2013 as well as the date hereof.

Name and Address* of Beneficial Owner Amount of Beneficial Ownership Percent of Ownership of Class

Campbell Birge, Director	402,250	4.3%
Gregory Bowes, Director	575,000	6.1%
Albert Zapanta, Director	1,000	0.0%
Directors and officers as a Group	978,250	10.4%

*Suite 201, 290 Picton Avenue, Ottawa, Ontario, Canada K1Z 8P8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

(1) Audit Fees	2012:	$55,232	2011:	$61,902
(2) Audit-Related Fees:		$37,875		$40,292
(3) Tax Fees:		$17,357		$21,610
(4) All Other Fees: included with registration statement. (5)		None		None

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	See attached Financial Statements.

(2)	Not applicable.

(3)	Exhibits filed or incorporated by reference with this annual report.

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
14.1	Code of Ethics (3)
16.1	Rotenberg and Company, LLP letter dated November 4, 2009 (4)
16.2	EFP Rotenberg, LLP letter dated March 4, 2010 (5)
31.1	Section 302 Certification (CEO)
31.2	Section 302 Certification (CFO)
32.1	Section 906 Certification (CEO)
32.2	Section 906 Certification (CFO)

(1)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated March 16, 2004.

(2)	Incorporated by reference from the exhibits included with the Company's prior Report on Form 8K filed with the Securities and Exchange Commission, dated January 6, 2004.

(3)	Incorporated by reference from the exhibits included with the Company's 8-K filed with the Securities and Exchange Commission, January 6, 2004

(4)	Incorporated by reference from the exhibits included with the Company's 8-K filed with the Securities and Exchange Commission, November 9, 2009.

(5)	Incorporated by reference from the exhibits included with the Company's 8-K filed with the Securities and Exchange Commission, March 5, 2010.

ITEM 16 - EXHIBITS

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2013	MINDESTA INC.

By: /s/ Gregory Bowes
---------------------------------
President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 7, 2013	MINDESTA INC.

By: /s/ Gregory Bowes
-----------------------------------------
Gregory Bowes, Chief Financial Officer

F41