Form 10-Q
period 2013-03-31
Mindesta Inc.
filed 2013-05-09
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [_]                                             No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 8, 2013: 9,413,581 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto for the three month period ended March 31, 2013 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The Financial Statements should be read in conjunction with the audited financial statements as at December 31, 2012, included in the Company's Form 10-K.

Mindesta Inc.
(an exploration stage company)

Balance Sheets

	As at	As at
	March 31	December 31
	2013	2012
	$	$
	( note 1)	(note 1)
	(unaudited )
Assets
Current
Cash	19,000	12,091
Marketable securities (note 3)	-	164,333
Receivables	8,716	8,716
Prepaid expenses and deposits	11,471	17,939
Total assets	39,187	203,079

Liabilities
Current
Accounts payable and accrued liabilities	293,351	316,534
Due to related parties (note 6)	169,791	272,879
Total liabilities	463,142	589,413

Stockholders’ deficiency
Common stock 200,000,000 shares authorized, $0.0001 par value; 9,413,581 shares issued and outstanding (note 5)	18,817	18,817
Additional paid-in capital	12,633,941	12,626,129
Accumulated other comprehensive income	-	4,984
Deficit accumulated during exploration stage	(13,076,713)	(13,036,264)
Total stockholders' deficiency	(423,955)	(386,334)

Total liabilities and stockholders' deficiency	39,187	203,079
Going Concern (Note 1)
Commitments and contingencies (Note 9)

See accompanying notes to unaudited interim financial statements

Approved by Board:	(signed) Gregory Bowes	(signed) Cam Birge
	Director	Director

F4

Mindesta Inc.
(an exploration stage company)

Statements of Operations and Deficit

	Three months ended March 31
	2013	2012
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
General and administrative expenses
Professional fees	10,912	76,912
Management fees and salaries (note 6)	-	32,514
Exploration expense	13,234	417,936
General and administration	36,173	55,456
	60,319	582,818

Loss from operations	(60,319)	(582,818)
Foreign exchange gain (loss)	(6,093)	390
Interest income	1,645	52
Gain on sale of marketable securities	24,318	-
Net income (loss)	(40,449)	(582,376)
Deficit, beginning of period	(13,036,264)	(11,993,473)
Dividends	-	(39,603)
Deficit, end of period	(13,076,713)	(12,615,452)

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	(4,984)	957,274
Comprehensive income (loss)	(45,433)	374,898
Weighted average number of common shares outstanding – basic (note 5)	9,413,581	9,409,872
Net income (loss) per share – basic	(0.01)	(0.06)
Weighted average number of common shares outstanding – fully diluted (note 5)	9,413,581	9,482,194
Net income (loss) per share – diluted	(0.01)	(0.06)
See accompanying notes to unaudited interim financial statements

F5

Mindesta Inc.
(an exploration stage company)

Statements of Cash Flows

	Three months ended March 31
	2013	2012
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
Cash provided by (used in) Operating activities
Net income (loss) attributable to the company	(40,449)	(582,376)
Stock-based compensation	-	42,268
Gain on sale of marketable securities	(24,318)	-
Imputed interest on loan from related party	7,812
Changes in non-cash operating working capital:
Receivables	-	(24,764)
Due from affiliate	-	128,966
Prepaid expenses and deposits	6,469	5,545
Accounts payable and accrued liabilities	(23,184)	(89,140)
	(73,670)	(519,501)
Financing activities
Proceeds from the exercise of stock options	-	33,750
	-	33,750
Investing activities
Due from related party	(103,088)	198,305
Mineral resource property		(100,000)
Proceeds from the sale of marketable securities	183,667	-
	80,579	98,305
Net increase (decrease) in cash	6,909	(387,446)
Cash, beginning of period	12,091	569,378
Cash, end of period	19,000	181,932
Supplementary information
Interest paid	-	-
Income taxes paid	-	-
See accompanying notes to unaudited interim financial statements

F6

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the three month period ended March 31, 2013 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company is an Exploration Stage Company that incurred a net loss of $40,449 for the three months ended March 31, and has an accumulated deficit of $13,076,713 since the inception of the Company. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and fund further exploration activities.

There is continued uncertainty over the Company’s ability to generate sufficient funds from public or private debt or equity financing for the Company to continue to operate. The Financial Statements do not include any adjustments that might result from negative outcomes with respect to these uncertainties

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2012.

The Company's fiscal year-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a) Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been historically carried out through the Company’s former subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions, including an initial public offering by Northern, the Company’s interest in Northern was reduced from 100% to 26.1% as at December 31, 2011. On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company on the basis of one share of Northern for each share of Company common stock held. As at March 31, 2013, the Company no longer held any shares in Northern. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTCBB under the symbol MDST.

(b) Recently Adopted Pronouncements

Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

F7

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance in ASU 2013-02 is intended to provide guidance in the reclassification of Accumulated Other Comprehensive Income to net income. The amendments in this ASU are effective for fiscal years beginning after December 15, 2012. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have yet been issued. The adoption of ASU 2013-02 did not have a material impact on our financial position or results of operations.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT IN NON-CONSOLIDATED AFFILIATE

As at March 31, 2013, the Company no longer held any shares of Northern. As at December 31, 2012, the Company recorded its investment in Northern, a non-consolidated affiliate, at cost.

Investment	$
Balance at carrying value as at December 31, 2012	53,363
Sale of marketable securities	(53,363)
Balance at carrying value as at March 31, 2013	-

Following the payment of the stock dividend on January 25, 2012, the Company’s investment in Northern was reclassified as an available-for-sale security and was reflected as marketable securities in the current asset section of the Balance Sheet. The following table summarizes the Company’s available-for sale securities as of December 31, 2012:

Equity securities	Cost	Gross unrealized gains	Fair value
Outstanding	53,363	110,969	164,332

During the three month period ended March 31, 2013, the Company recorded a gain on sale of marketable securities of $24,318 (2012 - $Nil).

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the three month periods ended March 31, 2013 and 2012. Interim results are not necessarily indicative of results for a full year.

The Financial Statements are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2012.

NOTE 5 – STOCKHOLDER’S EQUITY

A. COMMON STOCK

The number of common shares outstanding at March 31, 2013 and December 31, 2012 were as follows:

	Number	$
Outstanding at March 31, 2013 and December 31, 2012	9,413,581	18,817

F8

B. DIVIDENDS

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind on the basis of one share of Northern for each share of Company held, payable January 25, 2012 to shareholders of record as at January 5, 2012. The Company recorded $3,274,072 of dividends and dividends payable in the year ending December 31, 2011 related to the declared dividend-in-kind.

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

The following table summarizes stock option activity for the three months ended March 31, 2013:

	Number of securities to be
Equity compensation plans not approved by security	issued upon exercise of	Weighted-average exercise
holders	outstanding options	price of outstanding options
Outstanding at March 31, 2013 and December 31, 2012	762,500	$0.29

Exercisable at March 31, 2013 – 762,500.

The Company had no stock compensation expense for the three months ending March 31, 2013 (2012 - $42,268).

D. EARNINGS PER SHARE

The basic weighted average number of common shares outstanding was as follows:

For the three months ended:
March 31, 2013	9,413,581
March 31, 2012	9,409,872

The fully-diluted weighted average number of common shares outstanding was as follows:

For the three months ended:
March 31, 2013	9,413,581
March 31, 2012	9,482,194

For the three months ended March 31, 2013, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

F9

NOTE 6 – RELATED PARTY TRANSACTIONS

a)

During the three months ended March 31, 2013, the Company did not grant any options to officers and directors. During the three months ending March 31, 2012, the Company granted 500,000 options to directors and officers of the Company. Each option entitles the holder to purchase one common share at an exercise price of $0.10 until March 15, 2017. Stock-compensation expense of $32,514 was recognized during the period ending March 31, 2012 in connection with this option grant.

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

d)

Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company, as the lenders, and Mindesta Inc., as the borrower, to fund the ongoing exploration activities of Mindesta Inc. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under this loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta is required to sell its remaining shares of Northern as they are released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then shall remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 percent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share. During the three month period ending March 31, 2013, payments of $106,694 (2012 - $nil) were made on amounts owing under this credit facility. As at March 31, 2013, $169,791 (December 31, 2012 - $272,879) of principal and accrued interest was outstanding related to this credit facility, and is included in the amount listed as due to related parties in the table below. At March 31, 2013, $11,034 (December 31, 2012 - $7,428) of interest was accrued in respect of this obligation. Additional interest of $7,812 (December 31, 2012 - $13,020) was imputed on this loan to approximate a market interest rate. This interest has been recognized in general and administration expense and additional paid-in capital, as the imputed interest is not payable.

F10

	As at	As at
Due to related parties	March 31, 2013	December 31, 2012

Due to Nubian	102,066	119,251
Due to Bowes & Company	67,725	153,628
Total due to related parties	169,791	272,879

As at March 31, 2013 and December 31, 2012, accounts payable and accrued liabilities did not include any amounts due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

NOTE 7 – DIVIDEND PAYABLE

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company (approximately 25% of the Northern common shares outstanding) on the basis of one share of Northern for each share of the Company held and the dividend payable of $3,313,675 was paid in full. The dividend payable had increased by $39,603 from $3,274,072 as at December 31, 2011 as a result of options exercised as at January 4, 2012. As at the close of trading January 25, 2012, the Company’s interest in Northern Graphite decreased to 0.8% . The Company no longer holds any shares of Northern Graphite.

NOTE 8 – MINERAL PROPERTIES

Although the Company has taken steps to verify title to mineral properties in which it has an interest in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the title of the mineral properties in which it has an interest. Property title may be subject to unregistered prior agreements and non-compliance with regulatory requirements.

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

The Company recorded acquisition costs of $100,000 related to the option agreement with Nubian. During the year ended December 31, 2012 the Company recorded an impairment of acquisition costs of $100,000 due to uncertainty with respect to the Company’s ability to expend the required $2 million within two years to earn its interest. During the first three months of 2013, the Company incurred an additional $13,234 of exploration expenses related to the option agreement (2012 - $417,936).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which were the first two ever issued by the Republic of Somaliland. Nubian is a corporation incorporated under the laws of Ontario, Canada and Gregory Bowes, CEO, is its major shareholder. Mr. Bowes is also an officer and director of Mindesta. Under the option agreement, Mindesta can earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta was required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, and the first $750,000 of exploration expenditures represents a firm commitment. Mindesta also has the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The revolving loan agreement became repayable upon the signing of a property option agreement and all obligations of Nubian were applied against the expenditure requirements of the Company under the property option agreement. The obligations under the revolving loan agreement are now considered paid in full, and the revolving loan agreement has terminated and has no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement to $150,000. In 2012, Mindesta is focusing its efforts on mineral exploration in East Africa, and in particular the Republic of Somaliland and Ethiopia, as it believes the region has very attractive geology and an improving political environment.

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

F13

Due to weak equity markets and the inability of Mindesta to raise additional capital, especially for an early stage exploration program in Somaliland, Nubian and Bowes & Company agreed to advance funds to the Company to fund ongoing exploration activities. Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under the loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta is required to sell its remaining shares of Northern as they are released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then shall remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2013, the Company recorded a net loss of $40,449, or ($0.01) per share, compared to a loss of $582,376 for the three months ended March 31, 2012, or ($0.06) per share. The Company had no revenues for the period ended March 31 in both 2013 and 2012 as the Company is an exploration stage company with no source of revenues.

For the three months ended March 31, 2013, expenses amounted to $60,319 compared to $582,818 for the three months ended March 31, 2012. There were lower expenses for the three months ended March 31, 2013 as a result of lower exploration expenses incurred by Nubian Gold. The Company did not pay any management fees and salaries in the three months ended March 31, 2013, compared to $32,514 for the three months ended March 31, 2012. Professional fees decreased to $10,912 in the three months ended March 31, 2013 from $76,912 in 2012 as a result of additional fees related to the Company’s pro rata dividend-in-kind in 2012. General and administration expenses decreased from $55,456 in the first three months of 2012 to $36,173 in the first three months of 2013 as the Company has scaled back all activities.

The Company currently has no full time employees and contracts with consultants for administrative and financial services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at March 31, 2013 of $19,000 versus $12,091 as at December 31, 2012 due to the sale of shares of Northern Graphite, partially offset by exploration expenditures incurred under the property option agreement with Nubian.

The Company requires additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company's auditors in their report for the year ended December 31, 2012 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net loss from operations of $40,449 for the three months ended March 31, 2013 and has had recurring losses and an accumulated deficit of $13,076,713 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

F14

The Company no longer has ownership in Northern and operates as a distinct entity. As at March 31, 2013, the Company had $19,000 in cash. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate, the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The Financial Statements do not include any adjustments that might result if the going concern assumption is not valid.

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the period ended March 31, 2013. Management has determined that (i) the ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

F15

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

Dated: May 8, 2013

MINDESTA INC.

By: /s/ Gregory Bowes
        President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 8, 2013

MINDESTA INC.

By: /s/ Gregory Bowes
       Gregory Bowes, Chief Financial Officer

F16