Form 10-Q
period 2013-06-30
Mindesta Inc.
filed 2013-08-15
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [_]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 14, 2013: 9,413,581 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto for the three and six month periods ended June 30, 2013 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The Financial Statements should be read in conjunction with the audited financial statements as at December 31, 2012, included in the Company's Form 10-K.

Mindesta Inc.
(an exploration stage company)
Condensed Interim Balance Sheets

	As at	As at
	June 30	December 31
	2013	2012
	$	$
	( note 1)	(note 1)
Assets	(unaudited)
Current
Cash	7,916	12,091
Marketable securities (note 3)	-	164,333
Receivables	5,500	8,716
Prepaid expenses and deposits	1,000	17,939
Total assets	14,416	203,079

Liabilities
Current
Accounts payable and accrued liabilities	297,945	316,534
Due to related parties (note 6)	192,577	272,879
Total liabilities	490,522	589,413

Stockholders’ deficiency
Common stock 200,000,000 shares authorized, $0.0001 par value; 9,413,581 shares issued and outstanding (note 5)	18,817	18,817
Additional paid-in capital	12,645,499	12,626,129
Accumulated other comprehensive income	-	4,984
Deficit accumulated during exploration stage	(13,140,422)	(13,036,264)
Total stockholders' deficiency	(476,106)	(386,334)

Total liabilities and stockholders' equity	14,416	203,079

Going Concern (Note 1)
Commitments and contingencies (Note 8)

See accompanying notes to unaudited interim condensed financial statements

Approved by Board:	(signed) Gregory Bowes
Director

Mindesta Inc.
(an exploration stage company)
Condensed Interim Statements of Operations and Deficit

	3 months ended June 30		6 months ended June 30
	2013	2012	2013	2012
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses
Professional fees	27,956	38,972	38,868	115,883
Management fees and salaries (note 6)	6,250	-	6,250	32,514
Exploration expense	220	101,042	13,454	618,981
General and administration	28,109	51,508	64,282	106,963
	62,535	191,522	122,854	874,341

Loss from operations	(62,535)	(191,522)	(122,854)	(874,341)
Foreign exchange gain (loss)	(1,174)	(934)	(7,267)	(544)
Interest income	-	-	1,645	53
Gain on sale of marketable securities	-	156,870	24,318	156,870
Net income (loss)	(63,709)	(35,586)	(104,158)	(717,962)
Deficit, beginning of period	(13,076,713)	(12,715,452)	(13,036,264)	(11,993,473)
Dividends	-	-	-	(39,603)
Deficit, end of period	(13,140,422)	(12,751,038)	(13,140,422)	(12,751,038)

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	-	(510,948)	(4,984)	282,058
Comprehensive income (loss)	(63,709)	(546,534)	(109,142)	(435,904)
Weighted average number of common shares outstanding – basic (note 5)	9,413,581	9,301,081	9,413,581	9,411,727
Net income (loss) per share – basic	(0.01)	(0.00)	(0.01)	(0.08)
Weighted average number of common shares outstanding – fully diluted (note 5)	9,413,581	9,301,081	9,413,581	9,411,727
Net income (loss) per share – diluted	(0.01)	(0.00)	(0.01)	(0.08)

See accompanying notes to unaudited condensed interim financial statements

Mindesta Inc.
(an exploration stage company)
Condensed Interim Statements of Cash Flows

	3 months ended June 30		6 months ended June 30
	2013	2012	2013	2012
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities
Net income (loss) attributable to the company	(63,709)	(35,586)	(104,158)	(717,962)
Stock-based compensation	-	-	-	42,268
Gain on sale of marketable securities	-	(156,870)	(24,318)	(156,870)
Imputed interest on amounts due to related party	5,308	-	13,120	-
Value of services contributed by officer of the Company	6,250	-	6,250	-
Nubian option agreement (note 6)	-	-	-	127,994
Changes in non-cash operating working capital:
Receivables	3,218	12,527	3,218	(12,237)
Due from affiliate	-	16,147	-	17,119
Prepaid expenses and deposits	10,470	15,343	16,939	20,888
Accounts payable and accrued liabilities	4,592	(113,068)	(18, 591)	(202,208)
	(33,871)	(261,507)	(107,540)	(881,008)
Financing activities
Proceeds from the exercise of stock options	-	-	-	33,750

Investing activities
Proceeds from (payment to) related party	22,787	25,077	(80,302)	223,382
Proceeds from the sale of marketable securities	-	197,054	183,667	197,054
	22,787	222,131	103,365	420,436
Net increase (decrease) in cash	(11,084)	(39,376)	(4,175)	(426,822)
Cash, beginning of period	19,000	181,932	12,091	569,378
Cash, end of period	7,916	142,556	7,916	142,556
Supplementary information
Interest paid	-	-	-	-
Income taxes paid	-	-	-	-

See accompanying notes to unaudited interim condensed financial statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim condensed financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the three and six month periods ended June 30, 2013 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company is an Exploration Stage Company that incurred a net loss of $104,158 for the six months ended June 30, and has an accumulated deficit of $13,140,422 since the inception of the Company. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and fund further exploration activities.

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

The Company's fiscal year-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a) Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been historically carried out through the Company’s former subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions, including an initial public offering by Northern, the Company’s interest in Northern was reduced from 100% to 26.1% as at December 31, 2011. On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company on the basis of one share of Northern for each share of Company common stock held. As at June 30, 2013, the Company no longer held any shares in Northern. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTCBB under the symbol MDST.

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

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT IN NON-CONSOLIDATED AFFILIATE

As at June 30, 2013, the Company no longer held any shares of Northern. As at December 31, 2012, the Company recorded its investment in Northern, a non-consolidated affiliate, at cost.

Investment	$
Balance at carrying value as at December 31, 2012	53,363
Sale of marketable securities	(53,363)
Balance at carrying value as at June 30, 2013	-

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

During the six month period ended June 30, 2013, the Company recorded a gain on sale of marketable securities of $24,318 (June 30, 2012 - $156,870).

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows for the three and six month periods ended June 30, 2013 and 2012. Interim results are not necessarily indicative of results for a full year.

The Financial Statements are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2012.

NOTE 5 – STOCKHOLDER’S EQUITY

A. COMMON STOCK

The number of common shares outstanding at June 30, 2013 and December 31, 2012 were as follows:

	Number	$
Outstanding at June 30, 2013 and December 31, 2012	9,413,581	18,817

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

The following table summarizes stock option activity for the six months ended June 30, 2013:

	Number of securities to be
Equity compensation plans not approved by security	issued upon exercise of	Weighted-average exercise
holders	outstanding options	price of outstanding options
Outstanding at June 30, 2013 and December 31, 2012	762,500	$0.29

Exercisable at June 30, 2013 – 762,500.

The Company had no stock compensation expense for the six months ending June 30, 2013 (June 30, 2012 - $42,268).

D. EARNINGS PER SHARE

The basic weighted average number of common shares outstanding was as follows:

For the three months ended:
June 30, 2013	9,413,581
June 30, 2012	9,301,081

For the six months ended:
June 30, 2013	9,413,581
June 30, 2012	9,411,727

The fully-diluted weighted average number of common shares outstanding was as follows:

For the three months ended:
June 30, 2013	9,413,581
June 30, 2012	9,301,081

For the six months ended:
June 30, 2013	9,413,581
June 30, 2012	9,411,727

For the three and six months ended June 30, 2013, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

NOTE 6 – RELATED PARTY TRANSACTIONS

a)

During the six months ended June 30, 2013, the Company did not grant any options to officers and directors. During the six months ending June 30, 2012, the Company granted 500,000 options to directors and officers of the Company. Each option entitles the holder to purchase one common share at an exercise price of $0.10 until March 15, 2017. Stock-compensation expense of $32,514 was recognized during the period ending March 31, 2012 in connection with this option grant.

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

Mindesta entered into the option agreement with Nubian, effective January 2, 2012. As at January 2, 2012, Nubian had received advances of $127,994 under the revolving loan agreement and the Company had accrued $1,025 of interest receivable. As per the terms of the revolving loan agreement, Nubian applied these advances as expenditures under the option agreement and Mindesta recorded $127,944 of exploration expenses related to these expenses during 2012. In addition, Mindesta incurred $630,750 of exploration expenses during 2012 and accrued a payable of $100,000 for mineral properties under the option agreement, to Nubian. Mindesta can earn a 50% interest in the initial two permits and any other permits obtained in Somaliland during the option agreement by incurring total exploration expenditures of $2 million within two years and can increase its interest to 80 percent by completing a bankable feasibility study. The mineral property was written off during the year ended December 31, 2012 (Note 8).

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

d)

Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company, as the lenders, and Mindesta Inc., as the borrower, to fund the ongoing exploration activities of Mindesta Inc. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under this loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta is required to sell its remaining shares of Northern as they are released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then shall remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 percent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share. During the six month period ending June 30, 2013, payments of $106,694 (June 30, 2012 - $nil) were made on amounts owing under this credit facility. As at June 30, 2013, $192,577 (December 31, 2012 - $272,879) of principal and accrued interest was outstanding related to this credit facility, and is included in the amount listed as due to related parties in the table below. At June 30, 2013, $14,728 (December 31, 2012 - $7,428) of interest was accrued in respect of this obligation. Additional interest of $13,120 (December 31, 2012 - $13,020) was imputed on this loan to approximate a market interest rate. This interest has been recognized in general and administration expense and additional paid-in capital, as the imputed interest is not payable.

	As at	As at
Due to related parties	June 30, 2013	December 31, 2012

Due to Nubian	104,961	119,251
Due to Bowes & Company	87,616	153,628
Total due to related parties	192,577	272,879

An amount of $6,250 was recorded as management fees and additional paid in capital to reflect the value of services contributed to the Company by an officer and shareholder of the Company. As at June 30, 2013 and December 31, 2012, accounts payable and accrued liabilities did not include any amounts due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

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

The Company recorded acquisition costs of $100,000 related to the option agreement with Nubian. During the year ended December 31, 2012 the Company recorded an impairment of acquisition costs of $100,000 due to uncertainty with respect to the Company’s ability to expend the required $2 million within two years to earn its interest. During the first six months of 2013, the Company incurred an additional $13,454 of exploration expenses related to the option agreement (June 30, 2012 - $618,981).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has been named in a lawsuit filed by Windale Properties in the amount of CDN$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. No amount related to this contingency has been accrued as the outcome at this time is indeterminable.

NOTE 10 - SUBSEQUENT EVENT

Efffective July 5, 2013, W. Campbell Birge, Douglas Perkins, and Albert Zapanta resigned as Directors of Mindesta Inc.. There were no disagreements with the Company regarding its operations or financial reporting.

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

Efffective July 5, 2013, W. Campbell Birge, Douglas Perkins, and Albert Zapanta resigned as Directors of Mindesta Inc.. There were no disagreements with the Company regarding its operations or financial reporting.

RESULTS OF OPERATIONS

For the six months ended June 30, 2013, the Company recorded a net loss of $104,158 or ($0.01) per share, compared to a loss of $717,962 for the six months ended June 30, 2012, or ($0.08) per share. The Company had no revenues for the period ended June 30 in both 2013 and 2012 as the Company is an exploration stage company with no source of revenues.

For the six months ended June 30, 2013, expenses amounted to $122,854 compared to $874,341 for the six months ended June 30, 2012. There were lower expenses for the six months ended June 30, 2013 as a result of lower exploration expenses incurred by Nubian Gold. The Company expensed $6,250 in management fees and salaries in the six months ended June 30, 2013, compared to $32,514 for the six months ended June 30, 2012. Professional fees decreased to $38,868 in the six months ended June 30, 2013 from $115,883 in 2012 as a result of additional fees related to the Company’s pro rata dividend-in-kind in 2012. General and administration expenses decreased from $106,963 in the first six months of 2012 to $64,282 in the first six months of 2013 as the Company has scaled back all activities.

The Company currently has no full time employees and contracts with consultants for administrative and financial services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at June 30, 2013 of $7,916 versus $12,091 as at December 31, 2012 due to the sale of shares of Northern Graphite, offset by exploration expenditures incurred under the property option agreement with Nubian, payment of operating expenses incurred during the six months ended June 30, 2013, and repayment of amounts due to related parties.

The Company requires additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company's auditors in their report for the year ended December 31, 2012 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net loss from operations of $104,158 for the six months ended June 30, 2013 and has had recurring losses and an accumulated deficit of $13,140,422 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

The Company no longer has ownership in Northern and operates as a distinct entity. As at June 30, 2013, the Company had $7,916 in cash. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that should the Company cease to operate, the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The Financial Statements do not include any adjustments that might result if the going concern assumption is not valid.

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the period ended June 30, 2013. Management has determined that (i) the ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

Dated: August 14, 2013	MINDESTA INC.

By: /s/ Gregory Bowes
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2013	MINDESTA INC.

By: /s/ Gregory Bowes
Gregory Bowes, Chief Financial Officer