Form 10-K
period 2013-12-31
Mindesta Inc.
filed 2014-02-10
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

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

Yes [_]     No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February, 7, 2014: 9,413,581 shares.

As of June 30, 2013, the aggregate market value was $94,136 based upon the closing sale price of the common stock as reported by the Over-the-Counter-Bulletin-Board (“OTCBB”) on that date.

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

From 2004 to the present time, the Company has experienced serious financial difficulties and gone through many changes to the Board and management. Chris Crupi, CA and Gregory Bowes, MBA, were appointed directors of the Company and Mr. Robert Dinning, CA was appointed President and CEO on June 23, 2008. In May 2009, Gregory Bowes was appointed CEO of Northern. Robert Dinning resigned as a director and CFO of Northern effective April 1, 2010 and resigned as a director, CEO and CFO of the Company effective May 10, 2010. Miles Nagamatsu CA was appointed CFO of Northern on April 1, 2010 and Gregory Bowes was appointed CEO and CFO of the Company effective May 10, 2010. Cam Birge was appointed a director to replace Mr. Dinning, on June 3, 2010. Chris Crupi resigned as a director effective August 18, 2010. On April 19, 2011, Douglas Perkins joined the Board of Directors and was appointed Chairman of the Audit Committee. On December 15, 2011, Albert Zapanta joined the Board of Directors and was appointed to the Audit Committee, the Nominating Committee, and Compensation Committee. Effective July 5, 2013, W. Campbell Birge, Douglas Perkins, and Albert Zapanta resigned as Directors of Mindesta Inc. due to the Company’s poor financial condition and lack of prospects. There were no disagreements with the Company regarding its operations or financial reporting. Gregory Bowes is now the sole Director and Officer.

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

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Nubian is a corporation incorporated under the laws of Ontario, Canada and Gregory Bowes, CEO, is its major shareholder. Mr. Bowes is also an officer and director of Mindesta. Under the option agreement, Mindesta could earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and could increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta was required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, which it has not done, and the first $750,000 of exploration expenditures represented a firm commitment. Mindesta also had the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The revolving loan agreement became repayable upon the signing of a property option agreement and all obligations of Nubian were applied against the expenditure requirements of the Company under the property option agreement. The obligations under the revolving loan agreement are now considered paid in full, and the revolving loan agreement has terminated and has no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement to $150,000.

In 2012, Nubian was awarded a third permit, Abdul Qadir, which is approximately 2,000 km2 in size and is located in the northeast part of Somaliland adjacent to the borders with Djibouti and Ethiopia. Abdul Qadir was automatically included in the Option Agreement pursuant to its terms with no change in expenditure requirements. Nubian has agreed with the government of Somaliland to reduce the size of the Arapsyo and Qabri Bahar permits by 50% following completion of the first phase exploration program which it has not yet done.

Mindesta completed a stream and rock sampling program over the Arapsyo, Qabri Bahar and Abdul Qadir permits which involved taking over 3,000 samples. To date, Mindesta has incurred expenditures of approximately $758,694 on these permits which exceeds the initial $750,000 requirement.

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
4) 100 38’ N’ 430 28’ E
5) 100 24’ N’ 430 28’ E
6) 100 24’ N’ 420 32’ E (border).
7) Somaliland – Ethiopia and Somaliland – Djibouti border between 1) and 6).

Nubian agreed to relinquish 50% of the Arapsyo and Qabri Bahar permits by July 31, 2012 as part of obtaining the new permit although it has not yet done so. As the permits will fall under the terms of the new mining code when passed, it is not possible at this time to determine what conditions they will be subject to with respect to tenure, expenditure requirements, development, etc. However, it is anticipated that the new mining code will be based on, and competitive with, the mining codes in other African countries. Under the option agreement, Mindesta was responsible for all of Nubian’s obligations with respect to the MOU and the two amendments.

Due to weak equity markets and the inability of Mindesta to raise additional capital, especially for an early stage exploration program in Somaliland, Nubian and Bowes & Company agreed to advance funds to the Company to fund exploration activities. Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under the loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta was required to sell its remaining shares of Northern as they were released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company were satisfied, and then remit any further proceeds to Nubian until all obligations to Nubian were satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share.

On November 27, 2012, Mindesta announced that it received assay results from its first stage stream sediment and rock sampling program on the Arapsyo, Qabri Bahar and Abdul Qadir exploration permits. Over the September, 2011 to April, 2012 period, 2,500km2 of the Arapsyio and Qabri Bahar permits were sampled at a density of one sample every 1-2 km2. A total of 1,659 stream sediment and 58 rock samples were submitted to the assay laboratory.

Encouraging regional anomalies have been identified, particularly for gold, and future work would be centered on narrowing them down by infill stream sediment sampling and prospecting followed by soil sampling and/or geophysics. A Cu/Mo/Bi occurrence is already at a stage where soil sampling and that ground geophysics could be carried out. Future work would also include ground checking a significant number of secondary anomalies on a case by case basis.

Mindesta made the first $750,000 of exploration expenditures as required but has accumulated substantial payables to Bowes & Company and Nubian in doing so. The Company did not have the resources to meet its commitments with respect to the permits in 2013 and its option to earn an interest in them terminated effective January 2, 2014.

Item 1A RISK FACTORS

The Company's business is subject to numerous risk factors, and it has the following concerns:

1. While Mindesta has undertaken mining exploration activities, it has no history of operations and it must raise capital in order to find new exploration activities. The Company has no record of earnings or cash flow from mining operations. It is also subject to all the risks inherent in a developing business enterprise including lack of cash flow, and no assurance of recovery and sale of minerals resulting from its exploration activities.

2. Mineral exploration is a highly subjective process that requires a very high degree of education, experience, expertise and luck. Furthermore, the Company will be subject to many risk factors that knowledge, expertise and perseverance may be insufficient to overcome should it continue to undertake future mining exploration activities. The Company would also compete against a large number of companies that have substantially greater financial and technical resources. The probability of finding mineralization in economic quantities that can be profitably mined are very small and no assurances can be given that the Company would be successful.

3 The Company is wholly dependent at the present time upon the personal efforts and abilities of its sole Officer and Director, who exercises control over the day-to-day affairs of the Company.

4. The Company does not have sufficient capital to undertake exploration activities or meet administrative expenses and there is no assurance that the Company will secure additional capital in order to undertake additional exploration activities.

There are no dividends anticipated by the Company.

ITEM 1B Unresolved Staff Comments

As a smaller reporting company, the Company is not required to include this Item.

ITEM 2 - DESCRIPTION OF PROPERTIES

Somaliland Project – Option Agreement

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which are the first two ever issued by the Republic of Somaliland. Under the option agreement, Mindesta could earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and could increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta was required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, which it has not done, and the first $750,000 of exploration expenditures represented a firm commitment. Mindesta also had the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The revolving loan agreement became repayable upon the signing of a property option agreement and all obligations of Nubian were applied against the expenditure requirements of the Company under the property option agreement. The obligations under the revolving loan agreement are now considered paid in full, and the revolving loan agreement has terminated and has no further force or effect.

Nubian was subsequently awarded a third permit, Abdul Qadir, which is approximately 2,000 km2 in size and is located in the northeast part of Somaliland adjacent to the borders with Djibouti and Ethiopia. Abdul Qadir was automatically included in the Option Agreement pursuant to its terms with no change in expenditure requirements. Nubian agreed with the government of Somaliland to reduce the size of the Arapsyo and Qabri Bahar permits by 50% following completion of the first phase exploration program.

Mindesta completed a stream and rock sampling program over the Arapsyo, Qabri Bahar and Abdul Qadir permits which involved taking over 3,000 samples. To date, Mindesta has incurred expenditures of approximately $758,742 on work on these permits.

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

Effective September 1, 2011 Nubian was officially granted the two permits which are subject to a US$8,000 annual licensing fee. Effective March 28, 2012 Nubian signed a second MOU amendment with the government of Somaliland whereby Nubian was granted a third permit, Abdul Qadir, which is approximately 2,000km2 in size, is subject to the same $8,000 annual fee.

Nubian agreed to relinquish 50% of the Arapsyo and Qabri Bahar permits by July 31, 2012 as part of obtaining the new permit and is in the process of doing so. As the permits will fall under the terms of the new mining code when passed, it is not possible at this time to determine what conditions they will be subject to with respect to tenure, expenditure requirements, development, etc. However, it is anticipated that the new mining code will be based on, and competitive with, the mining codes in other African countries. Under the option agreement, Mindesta was responsible for all of Nubian’s obligations with respect to the MOU and the two amendments.

On November 27, 2012, Mindesta announced that it had received assay results from its first stage stream sediment and rock sampling program on the Arapsyo, Qabri Bahar and Abdul Qadir exploration permits. Over the September, 2011 to April, 2012 period, 2,500km2 of the Arapsyio and Qabri Bahar permits were sampled at a density of one sample every 1-2 km2. A total of 1,659 stream sediment and 58 rock samples were submitted to the assay laboratory and a number of anomalies were identified. From March to July, 2012, approximately 1,400km2 more were sampled and a total of 1,045 stream sediment and 98 rock samples were submitted to the assay laboratory and a number of additional anomalous areas identified.

While encouraging regional anomalies were identified, and Mindesta made the first $750,000 of exploration expenditures as required, it owes money to both Nubian and Bowes & Company and was faced with the challenge of financing a second stage program in a very difficult market for junior explorers. Under the option agreement, Mindesta was to be able to earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years. As at January 2, 2014, the two year anniversary of the option agreement, the Company had not incurred the required total exploration expenditures of $2 million and thereby, relinquished all rights under the option agreement.

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

Fiscal Quarter Ending	High	Low
March 31, 2008	$1.60	$1.40
June 30, 2008	$1.60	$1.20
September 30, 2008	$0.80	$0.40
December 31, 2008	$0.20	$0.20
March 31, 2009	$1.00	$1.00
June 30, 2009	$0.40	$0.40
September 30, 2009	$0.80	$0.80
December 31, 2009	$0.40	$0.20
March 31, 2010	$0.60	$0.20
June 30, 2010	$0.40	$0.20
September 30, 2010	$0.40	$0.20
December 31, 2010	$0.80	$0.20
March 31, 2011	$2.00	$0.80
June 30, 2011	$1.60	$0.60
September 30, 2011	$1.50	$0.50
December 31, 2011	$0.85	$0.36
March 31, 2012	$1.20	$0.08
June 30, 2012	$0.20	$0.08
September 30, 2012	$0.09	$0.04
December 31, 2012	$0.05	$0.03
March 31, 2013	$0.12	$0.00
June 30, 2013	$0.04	$0.01
September 30, 2013	$0.03	$0.01
December 31, 2013	$0.03	$0.01

(b) As of December 31, 2013, there were 319 shareholders of record of the registrant's common stock.

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

Equity Compensation Plan Information

	(a) Number of securities to be		(c) Number of securities
	issued upon exercise of	(b) Weighted average exercise	remaining available for future
Plan Category	outstanding options, warrants	price of outstanding options,	issuance under equity
	and rights	warrants and rights	compensation plans (excluding
securities reflected in column
(a)
Equity compensation plans approved by security holders	None	n/a	n/a
Equity compensation plans not approved by security holders	762,500	$0.29	None

The Company had no stock compensation expense for the year.

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

The Company is an exploration stage company. Prior to 2012, the Company’s sole asset and primary focus was its investment in Northern Graphite Corporation (“Northern”). Northern holds a 100% interest in a number of mineral claims and a mining lease covering a deposit of natural graphite located in Maria Township, approximately 180 miles northeast of Toronto, Ontario (the “Bissett Creek Property”). The Bissett Creek Property was on care and maintenance from 2005 to 2010. In the latter part of 2009 and in the first quarter of 2010 Northern raised its own financing which had the effect of reducing the Company’s interest in Northern from 100% to approximately 51%. The Company’s interest was subsequently reduced to 26.2% as the result of it selling 2,000,000 Northern shares and of Northern completing an initial public offering of shares, becoming listed on the TSX Venture Exchange, and subsequent warrant exercises. The Company no longer holds any shares of Northern.

From 2004 until the present, the Company experienced serious financial difficulties and went through many changes to the Board and management. Chris Crupi, CA and Gregory Bowes were appointed directors of the Company and Mr. Robert Dinning, CA was appointed President and CEO on June 23, 2008. In May 2009, Gregory Bowes was appointed CEO of Northern. Robert Dinning resigned as a director and CFO of Northern effective April 1, 2010 and resigned as a director, CEO and CFO of the Company effective May 10, 2010. Miles Nagamatsu CA was appointed CFO of Northern on April 1, 2010 and Gregory Bowes was appointed CEO and CFO of the Company effective May 10, 2010. Cam Birge was appointed a director to replace Mr. Dinning, on June 3, 2010. Chris Crupi resigned as a director effective August 18, 2010. On April 19, 2011, Douglas Perkins joined the Board of Directors and was appointed Chairman of the Audit Committee. On December 15, 2011, Albert Zapanta joined the Board of Directors and was appointed to the Audit Committee, the Nominating Committee, and Compensation Committee. Effective July 5, 2013, W. Campbell Birge, Douglas Perkins, and Albert Zapanta resigned as Directors of Mindesta Inc. due to the Company’s poor financial condition and lack of prospects. Gregory Bowes is now the sole Director and Officer.

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders of record as at January 5, 2012, whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution of 9,413,581 shares of Northern (approximately 25% of the Northern common shares outstanding) on the basis of one share of Northern for each share of the Company. The U.S. Financial Industry Regulatory Authority (“FINRA”) established January 26, 2012 as the ex-dividend date (the “Ex-Dividend Date”) for this distribution.

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which holds title to two 2,000 km2 mineral exploration permits, Arapsyo and Qabri Bahar, which were the first two ever issued by the Republic of Somaliland. Nubian is a corporation incorporated under the laws of Ontario, Canada and Gregory Bowes, CEO, is its major shareholder. Mr. Bowes is also an officer and director of Mindesta. Under the option agreement, Mindesta could earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and could increase its interest to 80 per cent by completing a bankable feasibility study. Mindesta was required to make an upfront cash payment of $100,000 to Nubian as compensation for expenses incurred, which it has not done, and the first $750,000 of exploration expenditures represented a firm commitment. Mindesta also had the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator at any time after incurring the first $750,000 of exploration expenditures. On October 6, 2011, the Board of Directors approved a revolving loan agreement between Mindesta, as the lender, and Nubian, as the borrower, to fund the ongoing exploration activities of Nubian in anticipation of the companies negotiating and entering into the option agreement. Under the revolving loan agreement, all amounts due from Nubian to the Company were provided under a $100,000 credit facility which was repayable upon the earlier of one year from the date of the agreement or the signing of a property option agreement. The revolving loan agreement became repayable upon the signing of a property option agreement and all obligations of Nubian were applied against the expenditure requirements of the Company under the property option agreement. The obligations under the revolving loan agreement are now considered paid in full, and the revolving loan agreement has terminated and has no further force or effect. Advances under the facility bore interest from October 6, 2011 at an annual rate of 7.5 per cent, payable annually. On December 2, 2011, this facility was amended to increase the maximum of the revolving loan agreement to $150,000. In 2012, Mindesta focussed its efforts on mineral exploration in East Africa, and in particular the Republic of Somaliland and Ethiopia, as it believes the region has very attractive geology and an improving political environment.

In 2012, Nubian was awarded a third permit, Abdul Qadir, which is approximately 2,000 km2 in size and is located in the northeast part of Somaliland adjacent to the borders with Djibouti and Ethiopia. Abdul Qadir was automatically included in the Option Agreement pursuant to its terms with no change in expenditure requirements. Nubian has agreed with the government of Somaliland to reduce the size of the Arapsyo and Qabri Bahar permits by 50% following completion of the first phase exploration program.

Mindesta completed a stream and rock sampling program over the Arapsyo, Qabri Bahar and Abdul Qadir permits which involved taking over 3,000 samples. To date, Mindesta has incurred expenditures of approximately $758,694 on work on these permits which exceeded the initial $750,000 requirement.

Due to weak equity markets and the inability of Mindesta to raise additional capital, especially for an early stage exploration program in Somaliland, Nubian and Bowes & Company agreed to advance funds to the Company to fund ongoing exploration activities. Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under the loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta was required to sell its remaining shares of Northern as they were released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share.

On November 27, 2012, Mindesta announced that it received assay results from its first stage stream sediment and rock sampling program on the Arapsyo, Qabri Bahar and Abdul Qadir exploration permits. Over the September, 2011 to April, 2012 period, 2,500km2 of the Arapsyio and Qabri Bahar permits were sampled at a density of one sample every 1-2 km2. A total of 1,659 stream sediment and 58 rock samples were submitted to the assay laboratory. Encouraging regional anomalies were identified, particularly for gold,. However, substantial additional work is required to follow up on these anomalies..

Mindesta has not yet made the first $100,000 payment required under the agreement and made the $750,000 of exploration expenditures as required as a firm commitment but it accumulated substantial payables to Bowes & Company and Nubian in doing so. The Company does not have the resources to repay these amounts or make ongoing commitments with respect to the permits. Under the option agreement, Mindesta was to earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and could increase its interest to 80 per cent by completing a bankable feasibility study. As at January 2, 2014, the two year anniversary of the option agreement, the Company had not incurred the required total exploration expenditures of $2 million and thereby, relinquished all rights under the option agreement.

RESULTS OF OPERATIONS

For the year ended December 31, 2013, the Company recorded a gain of $110,464, or $0.01 per share, compared to a net loss of $1,003,188 for the year ended December 31, 2012, or $0.11 per share. The Company had no revenues for the years ended December 31, 2013 and 2012.

For the year ended December 31, 2013, expenses amounted to ($92,201) compared to $1,194,907 for the year ended December 31, 2012. There were lower expenses for the year ended December 31, 2013 as a result of a significant reduction in exploration expenses to $14,954 having been incurred by Nubian Gold and funded by Mindesta in 2013. In addition, in 2013, the Company revised its estimate for potential penalties related to past US tax filings from $249,804 to zero which resulted in a credit to the general and administrative expenses by this same amount. The estimate was based on a “worst case scenario” and was revised when the IRS ruled that no penalties were payable. The Company expensed $12,500 in management fees and salaries in the year ended December 31, 2013, compared to $32,514 for the year ended December 31, 2012. Professional fees decreased to $40,727 in the year ended December 31, 2013 from $145,298 in 2012 as a result of additional fees related to the Company’s pro rata dividend-in-kind that were incurred in 2012. General and administration expenses decreased from $158,353 in 2012 to ($160,382) in 2013 as the Company has scaled back all activities and reversed the provision for potential penalties related to past US tax filings.

The Company currently has no full time employees. Where required, the Company contracts with consultants for management, engineering, technical, administrative and financial services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at December 31, 2013 of $823 versus $12,091 as at December 31, 2012. All funds received from the sale of the remaining shares of Northern Graphite and any funding received from Bowes & Company were more than offset by exploration expenditures incurred under the property option agreement with Nubian, payment of operating expenses, and repayment of amounts due to related parties.

The Company requires additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company. The Company has survived because of cash advances from its sole director and officer and there is no assurance that such financing will be available in the future. Effective July 5, 2013, W. Campbell Birge, Douglas Perkins, and Albert Zapanta resigned as Directors of Mindesta Inc. due to the Company’s poor financial condition and lack of prospects. Gregory Bowes is now the sole Director and Officer.

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

GOING CONCERN

The Company's auditors in their report for the year ended December 31, 2013 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net gain from operations of $92,201 for the year ended December 31, 2013 and it has had recurring losses and an accumulated deficit of $12,925,800 since inception. The net gain from operations was not the result of cash provided by operations; it was a non-cash gain. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

The Company no longer has ownership in Northern and operates as a distinct entity. As at December 31, 2013, the Company had $823 in cash. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that the Company could cease to operate and if this occurs, the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The Financial Statements do not include any adjustments that might result if the going concern assumption is not valid.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mindesta Inc.:

We have audited the accompanying balance sheets of Mindesta Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage, has no established source of revenue and is dependent on its ability to raise capital from existing shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	MNP LLP, Chartered Accountants
February 7, 2014

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(an exploration stage company)
Balance Sheets

	As at	As at
	December 31	December 31
	2013	2012

	$	$

Assets
Current
Cash and cash equivalents	823	12,091
Marketable securities (note 3)	-	164,333
Receivables	5,429	8,716
Prepaid expenses and deposits	-	17,939
Total current assets	6,252	203,079

Total assets	6,252	203,079

Liabilities
Current
Accounts payable and accrued liabilities	35,205	316,534
Due to related parties (note 6)	214,173	272,879
Total current liabilities	249,378	589,413

Total liabilities	249,378	589,413

Stockholders’ equity (deficiency)
Common stock 200,000,000 shares authorized, $0.0001 par value; 9,300,634 shares issued and outstanding (note 4)	18,817	18,817
Additional paid-in capital	12,663,857	12,626,129
Accumulated other comprehensive income	-	4,984
Deficit accumulated during exploration stage	(12,925,800)	(13,036,264)
Total stockholders' equity (deficiency)	(243,126)	(386,334)

Total liabilities and stockholders' equity	6,252	203,079
Nature of operations and going concern (note 2b)
Commitments and contingencies (note 5)
Subsequent event (note 9)

See accompanying notes to financial statements

Approved by Board:	(signed) Gregory Bowes
Director

F14

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(an exploration stage company)
Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31
	2013	2012
	$	$

General and administrative expenses
Professional fees	40,727	145,298
Management fees and salaries (note 6)	12,500	32,514
Exploration expense	14,954	758,742
Impairment of mineral property (note 7)	-	100,000
General and administration (note 8)	(160,382)	158,353
	(92,201)	1,194,907

Gain (loss) from operations	92,201	(1,194,907)
Interest and other income	1,645	53
Foreign exchange loss	(7,700)	(6,206)
Gain on sale of marketable securities (note 3)	24,318	197,872
Income (loss) for the year	110,464	(1,003,188)

Other comprehensive loss
Unrealized gain (loss) on available for sale securities (note 3)	(4,984)	110,969
Total comprehensive income (loss) for the year	105,480	(892,219)

Net income (loss) per share – basic	0.01	(0.11)
Weighted average number of common shares outstanding – basic (note 4)	9,413,581	9,412,659
Net income (loss) per share – fully diluted	0.01	(0.11)
Weighted average number of common shares outstanding – fully diluted (note 4)	9,413,581	9,412,659

See accompanying notes to financial statements

F15

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(an exploration stage company)
Statements of Cash Flows

	Year ended December 31
	2013	2012
	$	$

Cash provided by (used in)
Operating activities
Income (loss) for the year	110,464	(1,003,188)
Stock-based compensation	-	42,268
Gain on reversal of income tax penalty accrual (note 8)	(249,805)	-
Gain on sale of marketable securities (note 3)	(24,318)	(197,872)
Imputed interest on loan from related party (note 6)	25,228	13,020
Value of services provided by officer (note 6)	12,500	-
Write-down of mineral property (note 7)	-	100,000
Nubian option agreement (note 7)	-	127,994
Changes in non-cash operating working capital:
Receivables	3,287	(8,565)
Due from affiliate	-	17,119
Prepaid expenses and deposits	17,939	18,153
Accounts payable and accrued liabilities	(31,524)	(135,940)
	(136,229)	(1,027,011)
Financing activities
Proceeds from the exercise of options	-	33,750
	-	33,750
Investing activities
Due to (from) related party (note 6)	(58,706)	172,879
Proceeds from the sale of marketable securities (note 3)	183,667	263,076
Change in investments	-	19
	124,961	435,974
Net increase (decrease) in cash and cash equivalents	(11,268)	(557,287)
Cash and cash equivalents, beginning of period	12,091	569,378
Cash and cash equivalents, end of period	823	12,091

Supplementary information
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes to financial statements

F16

Mindesta Inc.
(formerly Industrial Minerals Inc.)
(An exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from November 6, 1996 (Date of Inception of Exploration Stage) to December 31, 2012

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Non Controlling Interest	Common Stock Subscriptions Received	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Inception - November 6, 1996 - See Note A below	-	$-	$-	$-	$-	-	$-	-
Balance at December 31, 1998	40,928	76	505,092	(750,830)	-	-	-	(245,662)
Issuance of common stock for cash	4,500	9	146,612	-	-	-	-	146,621
Issuance of common stock for services	8,250	17	274,983	-	-	-	-	275,000

Net Loss		-	-	(259,404)	-	-	-	(259,404)

Balance at December 31, 1999	53,678	102	926,687	(1,010,234)	-	-	-	(83,445)

Issuance of common stock for cash	12,735	25	413,045	-	-	-	-	413,070
Issuance of common stock for services	10,500	21	349,979	-	-	-	-	350,000
Issuance of common stock for Multiplex stock	450	1	29	-	-	-	-	30
Issuance of common stock for acquisition	71,319	143	4,603	-	-	-	-	4,746

Net Loss		-	-	(694,758)	-	-	-	(694,758)

Balance at December 31, 2000	148,682	292	1,694,343	(1,704,992)	-	-	-	(10,357)

Issuance of common stock for compensation	4,500	9	59,991	-	-	-	-	60,000

Net Loss		-	-	(67,251)	-	-	-	(67,251)

Balance at December 31, 2001	153,182	301	1,754,334	(1,772,243)	-	-	-	(17,608)
Issuance of common stock re acquisition of Industrial Minerals Incorporated	5,250,000	10,500	(1,747,393)	1,696,982	-	-	-	(39,911)
Minimum 50 shares post- split allocation	4,614	6	(6)	-	-	-	-	-

Net Loss	-	-	-	(520,242)	-	-	-	(520,242)

See accompanying notes to financial statements

F17

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Non Controlling Interest	Common Stock Subscriptions Received	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Balance at December 31, 2002	5,407,796	10,807	6,935	(595,503)	-	-	-	(577,761)

Minimum 50 shares post- split allocation	49	-	-	-	-	-	-	-

Net Loss		-	-	(1,133,197)	-	-	-	(1,133,197)

Balance at December 31, 2003	5,407,845	10,807	6,935	(1,728,700)	-	-	-	(1,710,958)

Allocation on round-up of shares	0	-	-	-	-	-	-	-
Issuance of common stock in settlement of debt	174,606	349	4,190,189	-	-	-	-	4,190,538

Net Loss		-	-	(561,153)	-	-	-	(561,153)

Balance at December 31, 2004	5,582,451	11,156	4,197,124	(2,289,853)	-	-	-	1,918,427

Net Loss		-	-	(1,844,219)	-	-	-	(1,844,219)

Balance at December 31, 2005	5,582,451	11,156	4,197,124	(4,134,072)	-	-	-	74,208

Issuance of common stock for cash	10,000	20	69,640	-	-	-	-	69,660
Issuance of common stock in settlement of debt	312,791	625	1,876,118	-	-	-	-	1,876,743

Net Loss		-	-	(1,255,584)	-	-	-	(1,255,584)

Balance at December 31, 2006	5,905,242	11,801	6,142,882	(5,389,656)	-	-	-	765,027

Issuance of common stock for cash	659,685	1,319	1,569,486	-	-	-	-	1,570,805
Issuance of common stock for services	320,350	641	641,976	-	-	-	-	642,617
Stock compensation expense		-	446,853	-	-	-	-	446,853
Foreign Currency Translation		-	-	-	(105,985)	-	-	(105,985)

Net Loss	5,407,796	-	-	(2,761,455)	-	-	-	(2,761,455)

See accompanying notes to financial statements

F18

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Non Controlling Interest	Common Stock Subscriptions Received	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Balance at December 31, 2007	6,885,277	13,761	8,801,197	(8,151,111)	(105,985)	-	-	557,862
Issuance of common stock for cash	462,447	925	484,275	-	-	-	(265,000)	220,200
Issuance of common stock for services	630,250	1,261	445,439	-	-	-	-	446,700
Stock compensation expense		-	176,427	-	-	-	-	176,427
Common stock subscriptions received				-	-	-	265,000	265,000
Issuance of common stock for settlement of debt	62,500	125	64,875	-	-	-	-	65,000

Net Loss		-	-	(1,579,801)	-	-	-	(1,579,801)

Balance at December 31, 2008	8,040,474	16,072	9,972,214	(9,730,913)	(105,985)	-	-	151,388

Issuance of common stock for services	125,000	250	49,750	-	-	-	-	50,000
Stock compensation expense		-	179,221	-	-	-	-	179,221

Net Loss		-	-	(1,629,281)	-	-	-	(1,629,281)

Balance at December 31, 2009	8,165,474	16,322	10,201,185	(11,360,194)	(105,985)	-	-	(1,248,672)
Issuance of common stock for services and debt settlement	722,660	1,445	215,353					216,798
Net Loss		-	-	(1,097,722)	-	(495,451)	-	(1,593,173)
Gain in dilution in interest of subsidiary			1,657,299					1,657,299
NCI pickup on dilution in interest of subsidiary						814,686	-	814,686
Stock compensation expense		-	154,408		-		-	154,408
Consolidated Balance at December 31, 2010	8,888,134	17,767	12,228,245	(12,457,916)	(105,985)	319,235	-	1,346

See accompanying notes to financial statements

F19

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Exploration Stage	Accumulated Other Comprehensive Income	Non Controlling Interest	Common Stock Subscriptions Received	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Balance subsequent to 1:20 stock consolidation	8,888,134	17,767	12,228,245	(12,457,916)	(105,985)	319,235	-	1,346
Issuance of common stock for debt	75,000	150	53,100	-	-	-	-	53,250
Issuance of common stock pursuant to the exercise of stock options	337,500	675	100,575	-	-	-	-	101,250
Stock compensation expense	-	-	155,396	-	-	-	-	155,396

Net Loss	-	-	-	(770,285)	-	-	-	(770,285)
Gain on deconsolidation	-	-	-	6,035,839	-	-	-	6,035,839
Equity loss pickup	-	-	-	(1,518,789)	-	-	-	(1,518,789)
Loss on due to related party	-	-	-	(8,250)	-	-	-	(8,250)
NCI pickup on dilution in interest in subsidiary	-	-	-		-	(319,235)	-	(319,235)
Dividends	-	-	-	(3,274,072)				(3,274,072)
Balance at December 31, 2011	9,301,081	18,592	12,537,316	(11,993,473)	(105,985)	-	-	456,450
Issuance of common stock pursuant to the exercise of stock options	112,500	225	33,525	-	-	-	-	33,750
Stock compensation expense	-	-	42,268	-	-	-	-	42,268
Imputed interest on related party loan	-	-	13,020	-	-	-	-	13,020

Net Loss	-	-	-	(1,003,188)	-	-	-	(1,003,188)
Unrealized gains on sale of NGC shares	-	-	-	-	110,969	-	-	110,969
Dividends	-	-	-	(39,603)	-	-	-	(39,603)
Balance at December 31, 2012	9,413,581	18,817	12,626,129	(13,036,264)	4,984	-	-	(386,334)
Value of services contributed by officer of the Company	-	-	12,500	-	-	-	-	12,500
Imputed interest on related party loan	-	-	25,228	-	-	-	-	25,228

Net Gain	-	-	-	110,464	-	-	-	110,464
Unrealized gains on sale of NGC shares	-	-	-	-	(4,984)	-	-	(4,984)
Balance at December 31, 2013	9,413,581	18,817	12,663,857	(12,925,800)	-	-	-	(243,126)

See accompanying notes to financial statements
The number of common shares used in this statement is accounted for after giving effect to the 20:1 stock consolidation on July 29, 2011 (note 6 B.)

F20

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the year ended December 31, 2013 and the notes thereto (the “Financial Statements”) have been prepared in accordance accounting principles generally accepted in the United States of America and have been presented in US dollars.

The Company's fiscal year-end is December 31.

NOTE 2 –ORGANIZATION AND ACCOUNTING POLICIES

(a) Organization
Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc.. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTCBB under the symbol MDST.

Operations have been historically carried out through the Company’s former subsidiary and principal asset, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions, including an initial public offering by Northern, the Company’s interest in Northern was reduced from 100% to 26.1% as at December 31, 2011. On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company on the basis of one share of Northern for each share of Company common stock held. As at December 31, 2013, the Company no longer held any shares in Northern.

(b) Nature of Operations and Going Concern
The Company is an exploration stage company. Effective January 2, 2012, Mindesta entered into an option agreement with Nubian Gold Corporation (“Nubian”), a privately owned Ontario company, which currently holds title to three mineral exploration permits, in the Republic of Somaliland. Under the option agreement, Mindesta could earn a 50% interest in the permits by incurring total exploration expenditures of $2 million within two years and could increase its interest to 80 percent by completing a bankable feasibility study. Mindesta incurred the first $750,000 of exploration expenditures which represented a firm commitment. Mindesta also had the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator agreed to by both Mindesta and Nubian at any time after incurring the first $750,000 of exploration expenditures. As at January 2, 2014, the two year anniversary of the option agreement, the Company had not incurred the required total exploration expenditures of $2 million and thereby, relinquished all rights under the option agreement. These factors raise substantial doubt as to the Company's ability to continue to operate as a going concern.

The Company is an Exploration Stage Company that incurred a net gain of $110,464 for the year ended December 31, 2013 (2012 – net loss of $1,003,188) and has an accumulated deficit of $12,925,800 since the inception of the Company. Current liabilities exceed current assets by $243,126. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further exploration activities. The Company will require significant financing to continue its operations and fund any further activities. There is a high degree of risk and many inherent uncertainties in mining operations and exploration activities and management cannot provide assurances that it will be successful in any future endeavors.

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

F21

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

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

F22

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

The following table sets forth the Company’s financial assets and liabilities measured at fair value within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair value at December 31,			December 31,
	Total	2013			2012
	$		$		$
Assets		Level 1	Level 2	Level 3	Total
Cash and cash equivalents	823	823	-	-	12,091
Marketable securities	-	-	-		164,333

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

(i) Income Taxes
Income taxes are determined using the balance sheet method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of general and administrative expenses in our Statements of Operations and Comprehensive Loss. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

(j) Translation of Foreign Currencies
The functional currency of the Company has been determined to be the U.S. dollar. Foreign currency transaction gains or losses are reflected in the results of operations. For the year ended December 31, 2013 and 2012, foreign currency losses of $7,700 and $6,206, respectively, were recognized.

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

F23

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

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

F24

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

(q) New Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed to have a material impact on the Company's present or future financial statements.

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

The carrying value of this investment is as follows:

Investment	$
Non-consolidated balance at December 31, 2011	3,432,261
Stock dividend paid on January 25, 2012	(3,313,675)
Sale of marketable securities	(65,223)
Balance at carrying value as at December 31, 2012	53,363
Sale of marketable securities	(53,363)
Balance at carrying value as at December 31, 2013	-

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

During the year ended December 31, 2013, the Company sold all remaining shares of Northern and reclassified all unrealized gains and losses related to its investment in Northern from other comprehensive income to gain on sale of marketable securities, recognizing a net gain on sale of marketable securities of $24,318 (December 31, 2012 - $197,872).

NOTE 4 – STOCKHOLDER’S EQUITY

A. CAPITAL STOCK

The number of common shares issued and outstanding at December 31, 2013 and December 31, 2012 was as follows:

		Par Value
	Number	$
Outstanding at December 31, 2013 and December 31, 2012	9,413,581	18,817

There were no common shares issued in 2013. During 2012, 112,500 common shares were issued as a result of the exercise of options, for total consideration of $33,750.

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

F25

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

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

There was no stock option activity for the year ended December 31, 2013.

There were 650,000 options outstanding and exercisable at December 31, 2013 (2012 – 762,500).

The intrinsic value of outstanding and exercisable options at December 31, 2013 was $Nil (December 31, 2012 - $Nil).

The weighted average remaining contractual term of options outstanding at December 31, 2013 was 3.07 years (2012 – 4.02 years)

No stock options were exercised during 2013 and 112,500 options were forfeited. During 2012, 112,500 stock options were exercised for proceeds of $33,750. These options had an intrinsic value of $60,750.

The Company recognized $nil stock compensation expense for the year ending December 31, 2013 (2012 - $42,268).

D. EARNINGS PER SHARE

The basic and fully diluted weighted average number of common shares outstanding was as follows:

For the year ended:
December 31, 2013	9,413,581
December 31, 2012	9,412,659

For the years ended December 31, 2013 and 2012, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company has been named in a lawsuit filed by Windale Properties in the amount of CAD $19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. No amount related to this contingency has been accrued as the outcome at this time is indeterminable.

NOTE 6 – RELATED PARTY TRANSACTIONS

a)

During the year ended December 31, 2013, the Company did not grant any options to officers and directors. During the year ended December 31, 2012, the Company granted 650,000 options to directors and officers of the Company. Each option entitles the holder to purchase one common share at an exercise price of $0.10 until March 15, 2017. Stock-compensation expense of $42,268 was recognized during the year ended December 31, 2012 in connection with this option grant.

F26

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

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

Mindesta entered into the option agreement with Nubian, effective January 2, 2012. As at January 2, 2012, Nubian had received advances of $127,994 under the revolving loan agreement and the Company had accrued $1,025 of interest receivable. As per the terms of the revolving loan agreement, Nubian applied these advances as expenditures under the option agreement and Mindesta recorded $127,944 of exploration expenses related to these expenses during 2012. In addition, Mindesta incurred $630,750 of exploration expenses during 2012 and accrued a payable of $100,000 for mineral properties under the option agreement, to Nubian. Mindesta could earn a 50% interest in the initial two permits and any other permits obtained in Somaliland during the option agreement by incurring total exploration expenditures of $2 million within two years and could increase its interest to 80 percent by completing a bankable feasibility study. The mineral properties were written off during the year ended December 31, 2012 (Note 8). As at January 2, 2014, the two year anniversary of the option agreement, the Company had not incurred the required total exploration expenditures of $2 million and thereby, relinquished all rights under the option agreement.

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

d)

In 2012 Mindesta was no longer able to meet its obligations under the option agreement to continue funding exploration in Somaliland. Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company, as the lenders, and Mindesta Inc., as the borrower, to fund the ongoing exploration activities of Mindesta Inc. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under this loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta was required to sell its remaining shares of Northern as they were released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 percent, payable annually, or earlier at any time that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share. During the year ending December 31, 2013, payments of $106,694 (2012 - $nil) were made on amounts owing under this credit facility. As at December 31, 2013, $214,173 (December 31, 2012 - $272,879) of principal and accrued interest was outstanding related to this credit facility, and is included in the amount listed as due to related parties in the table below. At December 31, 2013, $21,483 (December 31, 2012 - $7,428) of interest was accrued in respect of this obligation. Additional interest of $25,228 (December 31, 2012 - $13,020) was imputed on this loan to approximate a market interest rate.

F27

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

This interest has been recognized in general and administration expense and additional paid-in capital, as the imputed interest is not payable.

	As at	As at
Due to related parties	December 31, 2013	December 31, 2012

Due to Nubian	108,742	119,251
Due to Bowes & Company	105,431	153,628
Total due to related parties	214,173	272,879

In 2013, an amount of $12,500 was recorded as management fees and additional paid in capital to reflect the value of services contributed to the Company by an officer and shareholder of the Company. As at December 31, 2013 and December 31, 2012, accounts payable and accrued liabilities did not include any amounts due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

NOTE 7 – MINERAL PROPERTIES

Although the Company has taken steps to verify title to mineral properties in which it has an interest in accordance with industry standards for the current stage of exploration of such properties, these procedures do not guarantee the Company’s title. Property title may be subject to unregistered prior agreements and non-compliance with regulatory requirements.

Mining Option Agreement – Nubian

Effective January 2, 2012, Mindesta entered into an option agreement with Nubian, a privately owned Ontario company, which initially held title to two mineral exploration permits, in the Republic of Somaliland (note 6). During 2012, Nubian obtained a third exploration permit in Somaliland. Under the option agreement, Mindesta could earn a 50% interest in the permits by incurring total exploration expenditures of $2 million within two years and could increase its interest to 80 percent by completing a bankable feasibility study. Mindesta has incurred the first $750,000 of exploration expenditures on this project which represented a firm commitment. Mindesta also had the option to acquire all of Nubian’s remaining interest in the permits at fair market value as determined by an independent valuator at any time after incurring the first $750,000 of exploration expenditures. . As of the two year anniversary of the option agreement with Nubian on January 2, 2014, the Company had not incurred the required total exploration expenditures of $2 million and thereby, relinquished all rights under the option agreement (Note 9).

The Company recorded acquisition costs of $100,000 related to the option agreement with Nubian. During the year ended December 31, 2012 the Company recorded an impairment of acquisition costs of $100,000 due to uncertainty with respect to the Company’s ability to expend the required $2 million dollars within two years to earn its interest. During the year ended December 31, 2013, the Company incurred an additional $14,954 of exploration expenses related to the option agreement (2012 - $758,742).

F28

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

NOTE 8 – INCOME TAXES

As at December 31, 2013, the Company's deferred tax asset attributable to its net operating loss carry forward is approximately $589,761 (2012 - $400,007). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

$

2028	34,341
2029	365,666
2033	189,753
Total	589,761

As at December 31, 2013, the Company's deferred tax asset attributable to capital loss carry forward is approximately $582,561 (2012 - $596,705). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

$

2016	582,561
Total	582,561

For the years ended December 31, 2013 and 2012, a reconciliation of income tax benefit at the U.S. federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2013	2012

Income (Loss) for the year	110,464	(1,003,188)

Expected income tax expense (recovery)	37,337	(339,528)
Non-deductible items	(72,584)	8,214
Change in estimates	17,753	176,767
Distribution of Northern shares	-	2,291,318
Change in valuation allowance	17,495	(2,136,771)
Total income tax payable	-	-

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) at December 31, 2013 and 2012 are comprised of the following:

	2013	2012

Net operating loss carryforward	200,519	136,002
Capital loss carryforward	198,071	202,880
Mineral Property Interest	234,761	276,974
	633,351	615,856
Valuation allowance	(633,351)	(615,856)
Deferred income tax asset	-	-

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

F29

MINDESTA INC.
(formerly Industrial Minerals Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
For the years ended December 31, 2013 and 2012

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. During 2011, the Company filed all statutory income tax returns outstanding. The Company had previously accrued and included in general and administrative expenses a total of $250,605 for penalties related to statutory income tax returns that have now been filed through the voluntary disclosure program with the Internal Revenue Service. The Internal Revenue Service has provided the Company with closing agreements, which have been signed, along with the Internal Revenue Service Officer's report showing no penalties would be levied or no further taxes would be owed; accordingly the Company has reversed the penalty accrual at December 31, 2013.

We do not have any unrecognized tax benefits or loss contingencies. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months. Interest and penalties are included in general and administrative costs.

NOTE 9 – SUBSEQUENT EVENTS

As of the two year anniversary of the option agreement with Nubian on January 2, 2014, the Company had not incurred the required total exploration expenditures of $2 million and thereby, relinquished all rights under the option agreement (Note 7).

F30

MINDESTA INC.
(formerly Industrial Minerals Inc.)

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the year ended December 31, 2013. Management has determined that (i) inadequate staffing and supervision, and the resulting ability of management to override internal control systems, and (ii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

Not applicable

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The current Chief Executive Officer and Chief Financial Officer of Registrant at February 7, 2014 is Gregory Bowes.

The sole director of the Registrant as at February 7, 2014 is Gregory Bowes, age 59.

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

Gregory B. Bowes - Director - Appointed a director on June 23, 2008 and CEO/CFO on May 10, 2010, Mr. Bowes holds an MBA in Finance and Accounting from Queens University (1979) and an Honours BA in Earth Sciences (Geology) from the University of Waterloo (1977). Mr. Bowes has been CFO and Senior VP of Orezone Gold Corporation, a publicly traded mining company with projects in West Africa. From February of 2006 to March of 2008, Mr. Bowes was the President and CEO of San Anton Resource Corporation, an exploration company listed on the Toronto Stock Exchange. From January of 2004 to March of 2007, Mr. Bowes was the Vice President and then Chief Financial Officer of Orezone Resources Inc. which was listed on the Toronto Stock Exchange. Mr. Bowes is 59 years old. In May 2009, Mr. Bowes was appointed President and CEO of the Company’s wholly owned subsidiary, Northern Graphite.

F32

MINDESTA INC.
(formerly Industrial Minerals Inc.)

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

During the past two fiscal years as required under Section 16(a) Greg Bowes did not timely file a Form 3, Initial Statement of Beneficial Ownership and Form 4, Statement of Changes in Beneficial Ownership and Albert Zapanta, a past Director, did not timely file a Form 3, Initial Statement of Beneficial Ownership.

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

The Company's Board of Directors reviews all transactions whereby the Company seeks a merger with, or acquisition of, any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Gregory Bowes, CEO and a director of Mindesta, is a major shareholder of Nubian Gold Corporation and therefore the option agreement with Nubian represented a related party transaction. The transaction was approved by all of the independent directors of the Company with Mr. Bowes abstaining from voting. The independent committee approved the transaction following a review of, among other things:

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

F33

MINDESTA INC.
(formerly Industrial Minerals Inc.)

ITEM 11- EXECUTIVE COMPENSATION

The following table discloses all compensation received by the Company's Chief Executive Officer and Chief Financial Officer during the fiscal years ending December 31, 2013; 2012; and 2011. During this period no executive officer received annual salary and bonus payments from the Company in excess of $100,000. During the year ending December 31, 2012, 200,000 stock options were granted to the President and Chief Executive Officer of the Company.

					Non-
					Equity
					Incentive
				Stock	Plan
Name and Principal			Bonus	Awards	Compensation
position	Year	Salary($)	($)	($)	($)
Greg Bowes	2013	0	0	0	0
Greg Bowes	2012	0	0	13,005	0
Greg Bowes	2011	7,634	0	0	0

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

GRANTS OF PLAN-BASED AWARDS

The Company did not grant any Plan Based Awards during the fiscal year ended December 31, 2013.

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

In 2012, using the Black-Scholes option pricing model, the Company had stock compensation expense for the year of $155,396.

Other than as disclosed above, no director or officer has been or was previously paid separate annual fees, meeting fees or any other form of compensation. Fees as outlined above to the officer listed above are the sum total of compensation paid during the year.

COMMITTEES OF THE BOARD OF DIRECTORS (as of December 31, 2013)

1)	Audit Committee – Greg Bowes is the sole member. Mr. Bowes is a director and CEO/CFO of the Company and is not independent.

2)	Compensation and Nominating Committee - Greg Bowes is the sole member. Mr. Bowes is a director and CEO/CFO of the Company and is not independent.

F34

MINDESTA INC.
(formerly Industrial Minerals Inc.)

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our "Named Executive Officers" during our fiscal year ended December 31, 2013. All information provided herein should be read in conjunction with the tables provided below.

The Compensation and Nomination Committee is comprised of Mr. Bowes. Mr. Bowes is the sole director and CEO/CFO of the Company and is not independent. The Company intends to add additional Board members in the future to ensure that the majority of the members of the Compensation and Nomination Committee are independent but this can only take place once the Company’s financial position has been stabilized and its future direction clarified.

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

The Board of Directors and the Compensation and Nomination Committee are responsible for establishing, implementing and monitoring the policies governing compensation for executives. Officers may be members of the Board of Directors and are able to vote on matters of compensation. During the year ended December 31, 2013 neither the Board nor the Compensation and Nomination Committee employed any outside consultants to assist in carrying out their responsibilities with respect to executive compensation, although they have access to general executive compensation information regarding both local and national industry compensation practices. In future periods the Company may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

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

Base Salary: At present we do not have a salary structure for employees and Executives, and amounts are based on skill set, knowledge and responsibilities. Base salaries are established as necessary. During the year ended December 31, 2013 none of our Named Executive Officers received a salary increase.

F35

MINDESTA INC.
(formerly Industrial Minerals Inc.)

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

Audit Committee

The Audit Committee is comprised of Mr. Bowes. The Audit Committee is not compliant with Canada’s Multilateral Instrument 52-110 - Audit Committees (“MI 52-110”) because the majority of the members are not independent. The Company intends to add additional Board members in the future to comply with MI 52-110 once the Company’s financial position has been stabilized and its future direction clarified. Each member of the Audit Committee is financially literate within the meaning of MI 52-110.

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

Directors’ and Officers’ Liability Insurance

The Company does not carry any directors’ and officers’ liability insurance and does not maintain any key man insurance.

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

The Board of Directors of the Company is comprised of one member. Mr. Bowes is a director and CEO/CFO of the Company and is not independent. Mr. Bowes is not a director of another public Company.

F36

MINDESTA INC.
(formerly Industrial Minerals Inc.)

The Board of Directors held a number of formal meetings in 2013, and all directors were in attendance, and a number of resolutions of the Board of Directors were passed through the use of unanimous written consent resolutions.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the share ownership of officers, directors and 5% or greater shareholders as of March 7, 2013. There were 9,413,581 shares outstanding as at March •, 2014 as well as the date hereof.

F37

MINDESTA INC. (formerly Industrial Minerals Inc.)

Name and Address* of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership of Class
Gregory Bowes, Director	575,000	6.1%
Directors and officers as a Group	575,000	6.1%

*Suite 201, 290 Picton Avenue, Ottawa, Ontario, Canada K1Z 8P8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

(1) Audit Fees	2013:	$39,201	2012:	$55,232
(2) Audit-Related Fees:		$26,379		$37,875
(3) Tax Fees:		$12,822		$17,357
(4) All Other Fees:		None		None

F38

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

Dated: February 7, 2014

MINDESTA INC.

By: /s/ Gregory Bowes
       President and CEO

F39

MINDESTA INC.
(formerly Industrial Minerals Inc.)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 7, 2014

MINDESTA INC.

By: /s/ Gregory Bowes
       Gregory Bowes, Chief Financial Officer

F40