Form 10-Q
period 2014-03-31
Mindesta Inc.
filed 2014-05-13
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_]No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 12, 2014: 9,401,405 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto for the three month period ended March 31, 2014 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The Financial Statements should be read in conjunction with the audited financial statements as at December 31, 2013, included in the Company's Form 10-K.

Mindesta Inc.

(an exploration stage company)

Condensed Interim Balance Sheets

	As at	As at
	March 31	December 31
	2014	2013
	$	$
	( note 1)	(note 1)
Assets	(unaudited)
Current
Cash	11,790	823
Receivables	5,429	5,429
Total assets	17,219	6,252

Liabilities
Current
Accounts payable and accrued liabilities	37,183	35,205
Due to related parties (note 6)	242,685	214,173
Total liabilities	279,868	249,378

Stockholders’ deficiency
Common stock 200,000,000 shares authorized, $0.0001 par value; 9,413,581 shares issued and outstanding (note 5)	18,817	18,817
Additional paid-in capital	12,673,369	12,663,857
Deficit accumulated during exploration stage	(12,954,835)	(12,925,800)
Total stockholders' deficiency	(262,649)	(243,126)

Total liabilities and stockholders' deficiency	17,219	6,252
Going Concern (Note 1)
Commitments and contingencies (Note 8)
Subsequent Event (Note 9)

See accompanying notes to unaudited interim condensed financial statements

Approved by Board:	(signed) Gregory Bowes
Director

F4

Mindesta Inc.

(an exploration stage company)

Condensed Interim Statements of Operations and Deficit

	3 months ended March 31
	2014	2013
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
Operating expenses
Professional fees	11,113	10,912
Management fees and salaries (note 6)	3,125	-
Exploration expense	-	13,234
General and administration	12,965	36,173
	27,203	60,319

Loss from operations	(27,203)	(60,319)
Foreign exchange gain (loss)	(1,832)	(6,093)
Interest income	-	1,645
Gain on sale of marketable securities	-	24,318
Net income (loss)	(29,035)	(40,449)
Deficit, beginning of period	(12,925,800)	(13,036,264)
Deficit, end of period	(12,954,835)	(13,076,713)

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	-	(4,984)
Comprehensive income (loss)	(29,035)	(45,433)
Weighted average number of common shares outstanding – basic (note 5)	9,413,581	9,413,581
Net income (loss) per share – basic	(0.00)	(0.01)
Weighted average number of common shares outstanding – fully diluted (note 5)	9,413,581	9,413,581
Net income (loss) per share – diluted	(0.00)	(0.01)

See accompanying notes to unaudited condensed interim financial statements

F5

Mindesta Inc.

(an exploration stage company)

Condensed Interim Statements of Cash Flows

	3 months ended March 31
	2014	2013
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
Cash provided by (used in) Operating activities
Net income (loss) attributable to the company	(29,035)	(40,449)
Gain on sale of marketable securities	-	(24,318)
Imputed interest on amounts due to related party	6,387	7,812
Value of services contributed by officer of the Company	3,125	-
Changes in non-cash operating working capital:
Prepaid expenses and deposits	-	6,469
Accounts payable and accrued liabilities	1,978	(23,184)
	(17,545)	(73,670)
Financing activities
Proceeds from the exercise of stock options	-	-

Investing activities
Proceeds from (payment to) related party	28,512	(103,088)
Proceeds from the sale of marketable securities	-	183,667
	28,512	80,579
Net increase in cash	10,967	6,909
Cash, beginning of period	823	12,091
Cash, end of period	11,790	19,000
Supplementary information
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes to unaudited interim condensed financial statements

F6

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim condensed financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the three month period ended March 31, 2014 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company is an Exploration Stage Company that incurred a net loss of $29,035 for the three months ended March 31, and has an accumulated deficit of $12,954,835 since the inception of the Company. Current liabilities exceed current assets by $262,649. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further exploration activities. The Company will require significant financing to continue its operations and fund any further activities. There is a high degree of risk and many inherent uncertainties in mining operations and exploration activities and management cannot provide assurances that it will be successful in any future endeavors.

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

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2013.

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

(b) Recently Adopted Pronouncements

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC that have or believed to have a material impact on the Company's present or future financial statements.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT IN NON-CONSOLIDATED AFFILIATE

As at March 31, 2014, the Company no longer held any shares of Northern. As at December 31, 2012, the Company recorded its investment in Northern, a non-consolidated affiliate, at cost.

Investment	$
Balance at carrying value as at December 31, 2012	53,363
Sale of marketable securities	(53,363)
Balance at carrying value as at December 31, 2013 and March 31, 2014	-

F7

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

During the three month period ended March 31, 2013, the Company recorded a gain on sale of marketable securities of $24,318.

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the three month periods ended March 31, 2014 and 2013. Interim results are not necessarily indicative of results for a full year.

The Financial Statements are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2013.

NOTE 5 – STOCKHOLDER’S EQUITY

A. COMMON STOCK

The number of common shares outstanding at March 31, 2014 and December 31, 2013 were as follows:

	Number	$
Outstanding at March 31, 2014 and December 31, 2013	9,413,581	18,817

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

The following table summarizes stock option activity for the three months ended March 31, 2014:

	Number of securities to
	be issued upon exercise	Weighted-average exercise
Equity compensation plans not approved by security holders	of outstanding options	price of outstanding options
Outstanding at March 31, 2014 and December 31, 2013	762,500	$0.29

F8

Exercisable at March 31, 2014 – 762,500.

The Company had no stock compensation expense for the three months ending March 31, 2014 and 2013.

D. EARNINGS PER SHARE

The basic and fully-diluted weighted average number of common shares outstanding was as follows:

For the three months ended:
March 31, 2014	9,413,581
March 31, 2013	9,413,581

For the three months ended March 31, 2014 and 2013, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

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

b)

Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company, as the lenders, and Mindesta Inc., as the borrower, to fund the ongoing exploration activities of Mindesta Inc. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under this loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta is required to sell its remaining shares of Northern as they are released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then shall remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 percent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share. During the three months ending March 31, 2014 no payments were made under this facility (2013 - $87,602) were made on amounts owing under this credit facility. As at March 31, 2014 $242,685 (December 31, 2013, $214,173) of principal and accrued interest was outstanding related to this credit facility, and is included in the amount listed as due to related parties in the table below. At March 31, 2014, $25,334 (December 31, 2013, $21,483) of interest was accrued in respect of this obligation. Additional interest of $31,615 (December 31, 2013 - $25,228) was imputed on this loan to approximate a market interest rate. This interest has been recognized in general and administration expense and additional paid-in capital, as the imputed interest is not payable.

F9

	As at	As at
Due to related parties	March 31, 2014	December 31, 2013

Due to Nubian	109,567	108,742
Due to Bowes & Company	92,694	105,431
Due to Greg Bowes	40,424
Total due to related parties	242,685	214,173

As at March 31, 2014, an amount of $15,625 (December 31, 2013 - $12,500) was recorded as management fees and additional paid in capital to reflect the value of services contributed to the Company by an officer and shareholder of the Company. As at March 31, 2014 and December 31, 2013, accounts payable and accrued liabilities did not include any amounts due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

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

The Company recorded acquisition costs of $100,000 related to the option agreement with Nubian. During the year ended December 31, 2012 the Company recorded an impairment of acquisition costs of $100,000 due to uncertainty with respect to the Company’s ability to expend the required $2 million within two years to earn its interest. During the first three months of 2014, the Company did not incur additional exploration expenses related to the option agreement (December 31, 2013 - $14,954).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has been named in a lawsuit filed by Windale Properties in the amount of CDN$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. No amount related to this contingency has been accrued as the outcome at this time is indeterminable.

NOTE 9 – SUBSEQUENT EVENT

Mindesta Inc. is in the process of completing a non brokered private placement which is expected to consist of the sale of 15,783,332 units at a price of $0.015 per unit for expected total proceeds of $236,750. Each unit will consist of one common share and one half of a share purchase warrant. Each whole warrant will entitle the holder to purchase one common share at a price of $0.0175 until December 31, 2016.

F10

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

F11

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

Mindesta has not yet made the first $100,000 payment required under the agreement and made the $750,000 of exploration expenditures as required as a firm commitment but it accumulated substantial payables to Bowes & Company and Nubian in doing so. The Company does not have the resources to repay these amounts or make ongoing commitments with respect to the permits. Under the option agreement, Mindesta was to earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and could increase its interest to 80 per cent by completing a bankable feasibility study. As at January 2, 2014, the two year anniversary of the option agreement, the Company had not incurred the required total exploration expenditures of $2 million and thereby, relinquished all rights under the option agreement. However, discussions are ongoing with respect to restructuring the agreement between Mindesta and Nubian and Mindesta is looking for other opportunities.

Mindesta Inc. is in the process of completing a non brokered private placement which is expected to consist of the sale of 15,783,332 units at a price of $0.015 per unit for expected total proceeds of $236,750. Each unit will consist of one common share and one half of a share purchase warrant. Each whole warrant will entitle the holder to purchase one common share at a price of $0.0175 until December 31, 2016.

RESULTS OF OPERATIONS
For the three months ended March 31, 2014, the Company recorded a net loss of $29,035 or ($0.00) per share, compared to a loss of $40,449 for the three months ended March 31, 2013, or ($0.01) per share. The Company had no revenues for the period ended March 31 in both 2014 and 2013 as the Company is an exploration stage company with no source of revenues.

For the three months ended March 31, 2014, expenses amounted to $27,203 compared to $60,319 for the three months ended March 31, 2013. There were lower expenses for the three months ended March 31, 2014 as the Company scaled back on all activities. The Company expensed $3,125 in management fees and salaries in the three months ended March 31, 2014, compared to $nil for the three months ended March 31, 2013. Professional fees were stable at $11,113 in the three months ended March 31, 2014 compared to $10,912 in 2013. General and administration expenses decreased from $36,173 in the first three months of 2013 to $12,965 in the first three months of 2014 as the result of lower activity.

The Company currently has no full time employees or contracts with consultants for administrative and financial services.

F12

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash as at March 31, 2014 of $11,790 versus $823 as at December 31, 2013 due to advances made by an officer of the Company, offset by operating expenses incurred during the three months ended March 31, 2014.

The Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration
The Company's auditors in their report for the year ended December 31, 2013 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net loss from operations of $29,035 for the three months ended March 31, 2014 and it has had recurring losses and an accumulated deficit of $12,954,835 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

The Company no longer has ownership in Northern and operates as a distinct entity. As at March 31, 2014, the Company had $11,790 in cash. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that the Company could cease to operate and if this occurs, the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The Financial Statements do not include any adjustments that might result if the going concern assumption is not valid.

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

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the period ended March 31, 2014. Management has determined that (i) the ability of management to override internal control systems, (ii) the fact that the Company only has one officer and director and (iii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.

F13

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

F14

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

Dated: May 12, 2014		MINDESTA INC.

	By:	/s/ Gregory Bowes
President and CEO
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 12, 2014		MINDESTA INC.

	By:	/s/ Gregory Bowes
Gregory Bowes, Chief Financial Officer

F15