Form 10-Q
period 2014-06-30
Mindesta Inc.
filed 2014-07-28
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [_]      No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 25, 2014: 35,184,737 shares.

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

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

For financial information see the financial statements and the notes thereto for the three month period ended June 30, 2014 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and

Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. The Financial Statements should be read in conjunction with the audited financial statements as at December 31, 2013, included in the Company's Form 10-K.

Mindesta Inc.
(an exploration stage company)
Condensed Interim Balance Sheets

	As at	As at
	June 30	December 31
	2014	2013
	$	$
	( note 1)	(note 1)
Assets	(unaudited)
Current
Cash	222,114	823
Receivables	5,429	5,429
Total assets	227,543	6,252

Liabilities
Current
Accounts payable and accrued liabilities	21,987	35,205
Due to related parties (note 6)	120,000	214,173
Total liabilities	141,987	249,378

Stockholders’ deficiency
Common stock 200,000,000 shares authorized, $0.0001 par value; 35,184,737 shares issued and outstanding (note 5)	21,395	18,817
Additional paid-in capital	12,944,924	12,663,857
Warrants	118,370	-
Deficit accumulated during exploration stage	(12,999,133)	(12,925,800)
Total stockholders' deficiency	85,556	(243,126)

Total liabilities and stockholders' deficiency	227,543	6,252
Going Concern (Note 1)
Commitments and contingencies (Note 8)

See accompanying notes to unaudited interim condensed financial statements

Approved by Board:	(signed) Gregory Bowes
Director

F4

Mindesta Inc.
(an exploration stage company)
Condensed Interim Statements of Operations and Deficit

	3 months ended June 30		6 months ended June 30
	2014	2013	2014	2013
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses
Professional fees	8,127	27,956	19,240	38,868
Management fees and salaries (note 6)	2,083	6,250	5,208	6,250
Exploration expense	-	220	-	13,454
General and administration	12,112	28,109	25,077	64,282
	22,322	62,535	49,525	122,854

Loss from operations	(22,322)	(62,535)	(49,525)	(122,854)
Foreign exchange gain (loss)	2,846	(1,174)	1,014	(7,267)
Interest income	-	-	-	1,645
Gain on sale of marketable securities	-	-	-	24,318
Loss on debt settlement	(25,004)		(25,004)
Gain on shares returned to treasury	182		182
Net income (loss)	(44,298)	(63,709)	(73,333)	(104,158)
Deficit, beginning of period	(12,954,835)	(13,076,713)	(12,925,800)	(13,036,264)
Deficit, end of period	(12,999,133)	(13,140,422)	(12,999,133)	(13,140,422)

Other comprehensive income
Unrealized gain (loss) on available-for-sale securities	-	-	-	(4,984)
Comprehensive income (loss)	(44,298)	(63,709)	(73,333)	(109,142)
Weighted average number of common shares outstanding – basic (note 5)	22,346,611	9,413,581	15,915,826	9,413,581
Net income (loss) per share – basic	0.00	(0.01)	0.00	(0.01)
Weighted average number of common shares outstanding – fully diluted (note 5)	22,346,611	9,413,581	15,915,826	9,413,581
Net income (loss) per share – diluted	0.00	(0.01)	0.00	(0.01)

See accompanying notes to unaudited condensed interim financial statements

F5

Mindesta Inc.
(an exploration stage company)
Condensed Interim Statements of Cash Flows

	3 months ended June 30		6 months ended June 30
	2014	2013	2014	2013
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities
Net income (loss) attributable to the company	(44,298)	(63,709)	(73,333)	(104,158)
Gain on sale of marketable securities	-	-	-	(24,318)
Gain on debt settlement	25,004		25,004
Gain on shares returned to treasury	(182)		(182)
Imputed interest on amounts due to related party	3,852	5,308	10,239	13,120
Value of services contributed by officer of the Company	2,083	6,250	5,208	6,250
Changes in non-cash operating working capital:
Receivables	-	3,218	-	3,218
Prepaid expenses and deposits	-	10,470	-	16,939
Accounts payable and accrued liabilities	(15,196)	4,592	(13,218)	(18,591)
	(28,737)	(33,871)	(46,282)	(107,540)
Financing activities
Issuance of capital stock in debt settlement	150,000	-	150,000	-
Issuance of capital stock in private placement	236,750	-	236,750	-
	386,750	-	386,750	-

Investing activities
Proceeds from (payment to) related party	(147,689)	22,787	(119,177)	(80,302)
Proceeds from the sale of marketable securities	-	-	-	183,667
	(147,689)	22,787	(119,177)	103,365
Net increase in cash	210,324	(11,084)	221,291	(4,175)
Cash, beginning of period	11,790	19,000	823	12,091
Cash, end of period	222,114	7,916	222,114	7,916
Supplementary information
Interest paid	-	-	-	-
Income taxes paid	-	-	-	-

See accompanying notes to unaudited interim condensed financial statements

F6

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim condensed financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the three and six month periods ended June 30, 2014 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company is an Exploration Stage Company that incurred a net loss of $73,333 for the six months ended June 30, and has an accumulated deficit of $12,999,133 since the inception of the Company. Current assets exceed current liabilities by $85,556. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further exploration activities. The Company will require significant financing to continue its operations and fund any further activities. There is a high degree of risk and many inherent uncertainties in mining operations and exploration activities and management cannot provide assurances that it will be successful in any future endeavors.

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

The Company's fiscal year-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a) Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been historically carried out through the Company’s former subsidiary, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions, including an initial public offering by Northern, the Company’s interest in Northern was reduced from 100% to 26.1% as at December 31, 2011. On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company on the basis of one share of Northern for each share of Company common stock held. The Company no longer holds any shares in Northern. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTCBB under the symbol MDST.

(b) Recently Adopted Pronouncements

There were no recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC that have or believed to have a material impact on the Company's present or future financial statements.

NOTE 3 – MARKETABLE SECURITIES AND INVESTMENT IN NON-CONSOLIDATED AFFILIATE

As at June 30, 2014, the Company no longer held any shares of Northern. As at December 31, 2012, the Company recorded its investment in Northern, a non-consolidated affiliate, at cost.

Investment	$
Balance at carrying value as at December 31, 2012	53,363
Sale of marketable securities	(53,363)
Balance at carrying value as at December 31, 2013 and June 30, 2014	-

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

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the three and six month periods ended June 30, 2014 and 2013. Interim results are not necessarily indicative of results for a full year.

The Financial Statements are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2013.

NOTE 5 – STOCKHOLDER’S EQUITY

A. COMMON STOCK

The number of common shares outstanding at June 30, 2014 and December 31, 2013 were as follows:

	Number	$
Outstanding at December 31, 2013	9,413,581	18,817
Shares returned to treasury	(12,176)	(1)
Issued in settlement of debt	10,000,000	1,000
Issued in private placement	15,783,332	1,578
Outstanding at June 30, 2014	35,184,737	21,394

On May 20, 2014, the Company completed a non brokered private placement consisting of the sale of 15,783,332 units at a price of US$0.015 per unit for total proceeds of US$236,750. Each unit consists of one common share and one half of a share purchase warrant. Each whole warrant entitles the holder to purchase one common share at a price of $0.0175 until December 31, 2016.

B. DIVIDENDS

On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind on the basis of one share of Northern for each share of Company held, payable January 25, 2012 to shareholders of record as at January 5, 2012. The Company recorded $3,274,072 of dividends and dividends payable in the year ending December 31, 2011 related to the declared dividend-in-kind.

C. WARRANTS

A summary of the Company’s warrants is presented below:

		Weighted
		average
		exercise
	Number of	price
	Warrants	$
Balance, December 31, 2013	0	0
Issued	7,891,666	0.0175
Balance, June 30, 2014	7,891,666	0.0175

F8

D. COMMON STOCK OPTIONS

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

The following table summarizes stock option activity for the three months ended June 30, 2014:

	Number of securities to
	be issued upon exercise	Weighted-average exercise
Equity compensation plans not approved by security holders	of outstanding options	price of outstanding options
Outstanding at June 30, 2014 and December 31, 2013	762,500	$0.29

Exercisable at June 30, 2014 – 762,500.

The Company had no stock compensation expense for the three months ending June 30, 2014 and 2013.

E. EARNINGS PER SHARE

The basic and fully-diluted weighted average number of common shares outstanding was as follows:

For the three months ended:
June 30, 2014	22,346,611
June 30, 2013	9,413,581

For the six months ended:
June 30, 2014	15,915,826
June 30, 2013	9,413,581

For the three and six months ended June 30, 2014 and 2013, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

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

F9

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

b)

Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company, as the lenders, and Mindesta Inc., as the borrower, to fund the ongoing exploration activities of Mindesta Inc. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under this loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta was required to sell its remaining shares of Northern as they were released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company were satisfied, and then shall remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 percent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share. During the six months ending June 30, 2013, $87,602 in payments were made under this facility. In the period leading up to May 20, 2014 during 2014, no payments were made under the facility. On May 20, 2014, the Company reached agreement with Nubian to convert the US$100,000 that was owed to Nubian by the Company, and in turn by Nubian to its major shareholder Gregory Bowes, into 10,000,000 common shares of the Company at a price of $0.01 per share. Mr. Bowes and related companies have also agreed to restructure the balance of funds owing to them by the Company. All interest on these amounts was forgiven, $50,000 was repayable immediately and the balance, $70,000, will be repayable on May 20, 2015. As at May 20, 2014 $244,996, (December 31, 2013, $214,173) of principal and accrued interest was outstanding related to this credit facility. At May 20, 2014, $24,475 (December 31, 2013, $21,483) of interest was accrued in respect of this obligation. Additional interest of $10,238 (December 31, 2013 - $25,228) was imputed on this loan to approximate a market interest rate. This interest has been recognized in general and administration expense and additional paid-in capital, as the imputed interest is not payable.

	As at	As at
Due to related parties	June 30, 2014	December 31, 2013

Due to Nubian	-	108,742
Due to Bowes & Company	-	105,431
Due to Greg Bowes	120,000
Total due to related parties	120,000	214,173

As at June 30, 2014, an amount of $5,208 (December 31, 2013 - $12,500) was recorded as management fees and additional paid in capital to reflect the value of services contributed to the Company by an officer and shareholder of the Company. As at June 30, 2014 and December 31, 2013, accounts payable and accrued liabilities did not include any amounts due to directors and to companies controlled by directors for professional management fees related to the services of the directors and officers.

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

F10

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has been named in a lawsuit filed by Windale Properties in the amount of CDN$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. In 2009 a judgment of CDN$24,908 with annual interest of 3% was issued against the Company. No amount has been accrued as no action has been undertaken since 2009 to enforce the judgment.

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

Due to weak equity markets and the inability of Mindesta to raise additional capital, especially for an early stage exploration program in Somaliland, Nubian and Bowes & Company agreed to advance funds to the Company to fund ongoing exploration activities. Effective August 1, 2012, the Board of Directors approved a loan agreement between Nubian and Bowes & Company. Nubian and Bowes & Company are corporations incorporated under the laws of Ontario, Canada and Gregory Bowes is the CEO and major shareholder of both companies. Mr. Bowes is also an officer and director of Mindesta. Mr. Bowes declared his conflict of interest to the Board of Directors and abstained from voting on the consent resolution approving the revolving loan agreement. Under the loan agreement, all amounts due from Mindesta to Nubian and Bowes & Company are provided under a $250,000 credit facility which is repayable upon the termination date of December 31, 2012. Any obligation outstanding after the Termination Date shall accrue interest at a rate of 7.5% per annum. Under the terms of the loan agreement, Mindesta was required to sell its remaining shares of Northern as they were released from escrow and remit all proceeds to Bowes & Company, until all obligations to Bowes & Company are satisfied, and then remit any further proceeds to Nubian until all obligations to Nubian are satisfied. All advances under this facility bear interest from August 1, 2012 at an annual rate of 7.5 per cent, payable annually, or earlier at anytime that the advances are repaid in full. At any time, before or after the termination date, Bowes & Company and Nubian shall have the right to convert any part of, or all of, the obligations into common shares of Mindesta Inc. at a price of $0.075 per share. On May 20, 2014, the Company reached agreement with Nubian to convert the US$100,000 that is owed to Nubian by the Company, and in turn by Nubian to its major shareholder Gregory Bowes, into 10,000,000 common shares of the Company at a price of $0.01 per share. Mr. Bowes and related companies have also agreed to restructure the balance of funds owing to them by the Company. All interest on these amounts was forgiven, $50,000 was repayable immediately and the balance, $70,000, will be repayable on May 20, 2015.

On November 27, 2012, Mindesta announced that it received assay results from its first stage stream sediment and rock sampling program on the Arapsyo, Qabri Bahar and Abdul Qadir exploration permits. Over the September, 2011 to April, 2012 period, 2,500km2 of the Arapsyio and Qabri Bahar permits were sampled at a density of one sample every 1-2 km2. A total of 1,659 stream sediment and 58 rock samples were submitted to the assay laboratory. Encouraging regional anomalies were identified, particularly for gold,. However, substantial additional work is required to follow up on these anomalies.

Mindesta did not make the first $100,000 payment required under the agreement and made the $750,000 of exploration expenditures as required as a firm commitment but it accumulated substantial payables to Bowes & Company and Nubian in doing so. The Company does not have the resources to repay these amounts or make ongoing commitments with respect to the permits. Under the option agreement, Mindesta was to earn a 50% interest in both permits by incurring total exploration expenditures of $2 million within two years and could increase its interest to 80 per cent by completing a bankable feasibility study. As at January 2, 2014, the two year anniversary of the option agreement, the Company had not incurred the required total exploration expenditures of $2 million and thereby, relinquished all rights under the option agreement. Mindesta is looking for other opportunities.

On May 20, 2014, the Company reached agreement with Nubian to convert the US$100,000 that was owed to Nubian by the Company, and in turn by Nubian to its major shareholder Gregory Bowes, into 10,000,000 common shares of the Company at a price of $0.01 per share. Mr. Bowes and related companies have also agreed to restructure the balance of funds owing to them by the Company. All interest on these amounts was forgiven, $50,000 was repayable immediately and the balance, $70,000, will be repayable on May 20, 2015.

On May 20, 2014, the Company completed a non brokered private placement consisting of the sale of 15,783,332 units at a price of US$0.015 per unit for total proceeds of US$236,750. Each unit consists of one common share and one half of a share purchase warrant. Each whole warrant entitles the holder to purchase one common share at a price of $0.0175 until December 31, 2016.

RESULTS OF OPERATIONS

For the six months ended June 30, 2014, the Company recorded a net loss of $73,333 or ($0.00) per share, compared to a loss of $104,158 for the six months ended June 30, 2013, or ($0.01) per share. The Company had no revenues for the period ended June 30 in both 2014 and 2013 as the Company is an exploration stage company with no source of revenues.

F13

For the six months ended June 30, 2014, expenses amounted to $49,525 compared to $122,854 for the six months ended June 30, 2013. There were lower expenses for the six months ended June 30, 2014 as the Company scaled back on all activities. The Company expensed $5,208 in management fees and salaries in the six months ended June 30, 2014, compared to $6,250 for the six months ended June 30, 2013. Professional fees decreased to $19,240 in the six months ended June 30, 2014 compared to $38,868 in 2013. General and administration expenses decreased from $64,282 in the first six months of 2013 to $25,077 in the first six months of 2014 as the result of lower activity.

The Company currently has no full time employees or contracts with consultants for administrative and financial services.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at June 30, 2014 of $222,114 versus $823 as at December 31, 2013 due to the private placement and advances made by an officer of the Company, offset by operating expenses incurred during the six months ended June 30, 2014.

On May 20, 2014, the Company completed a non brokered private placement consisting of the sale of 15,783,332 units at a price of US$0.015 per unit for total proceeds of US$236,750. Each unit consists of one common share and one half of a share purchase warrant. Each whole warrant entitles the holder to purchase one common share at a price of $0.0175 until December 31, 2016.

The Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company's auditors in their report for the year ended December 31, 2013 have expressed a concern that the Company may not be able to continue as a going concern. The Company had a net loss from operations of $73,333 for the six months ended June 30, 2014 and it has had recurring losses and an accumulated deficit of $12,999,133 since inception. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital for operating and administrative costs. However, there is a high degree of risk and many inherent uncertainties in the natural resource development industry and management cannot provide assurances that it will be successful.

The Company no longer has ownership in Northern and operates as a distinct entity. As at June 30, 2014, the Company had $222,114 in cash. If the Company cannot continue as a going concern the value of the Company's assets may approach a level close to zero. Investors should be cautioned that the Company could cease to operate and if this occurs, the Company may only recover a small fraction of the original costs of its assets should a liquidation of the Company's assets occur. The Financial Statements do not include any adjustments that might result if the going concern assumption is not valid.

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

F14

Based on the evaluation described above, management has concluded that the Company’s internal control over financial reporting was not effective during the period ended June 30, 2014. Management has determined that (i) the ability of management to override internal control systems, (ii) the fact that the Company only has one officer and director and (iii) the significant amount of manual intervention required in the accounting and financial reporting process are material weaknesses in the Company’s internal control over financial reporting.

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

F15

PART II. - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company has been named in a lawsuit filed by Windale Properties in the amount of CDN$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to the expiry of the lease. No action has been undertaken to enforce a 2009 judgment of CDN$24,908 with annual interest of 3%.

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

Dated: July 25, 2014	MINDESTA INC.

By: /s/ Gregory Bowes
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 25, 2014	MINDESTA INC.

By: /s/ Gregory Bowes
Gregory Bowes, Chief Financial Officer

F16