Form 10-Q
period 2014-09-30
Mindesta Inc.
filed 2014-11-17
CIK 1035422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-30651

MINDESTA INC.
(Exact name of small business issuer as specified in its charter)

Delaware	11-3763974
(State or other jurisdiction	(IRS Employer of incorporation or
organization)	Identification No.)

429 Kent Street unit 112, Ottawa, Ontario, Canada K2P 2B4.
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
Yes [X]      No [   ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
As of November 14, 2014 there were 184,368,022 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1 – Condensed Consolidated Financial Statements (Unaudited)
Interim Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 (Unaudited)
Interim Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 – Quantitative and Qualitative Disclosure About Market Risk
Item 4 - Controls and Procedures

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings
Item 1A – Risk Factors
Item 1B – Unresolved Staff Comments
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 – Defaults Upon Senior Securities
Item 4 – Mine Safety Disclosures
Item 5 – Other Information
Item 6 – Exhibits
Signatures

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider all of the material risks in connection with any forward-looking statements that may be made herein.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS

The consolidated financial statements and the notes thereto for the three and nine month periods ended September 30, 2014 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary, CTT Pharmaceuticals, Inc. All significant intercompany accounts and transactions have been eliminated.

Mindesta Inc.
Interim Condensed Consolidated Balance Sheets
(Expressed in United States Dollars, unless otherwise stated)

	As at	As at
	September 30	December 31
	2014	2013
	$	$
	( note 1)	(note 1)
Assets	(unaudited)	(unaudited)
Current
Cash	125,318	-
Receivables	5,430	-
Total assets	130,748	-

Liabilities
Current
Accounts payable and accrued liabilities	36,756	10,102
Due to shareholders (note 6)	87,844	18,804
Total liabilities	124,600	28,906

Stockholders’ equity (deficiency)
Common stock 200,000,000 shares authorized, $0.0001 par value; 184,368,022 shares issued and outstanding (note 5)	18,436	84,200
Additional paid-in capital	131,982	-
Contributed Surplus	90,339	77,659
Accumulated other comprehensive income (loss)	(3,131)	(2,930)
Deficit	(231,478)	(187,835)

Total stockholders' equity (deficiency)	6,148	(28,906)

Total liabilities and stockholders' deficiency	130,748	-
Going Concern (Note 1)
Commitments and contingencies (Note 7)

See accompanying notes to unaudited interim condensed consolidated financial statements

Approved by the Board;	(signed) Dean Hanisch, Director

Mindesta Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Loss
(Expressed in United States Dollars, unless otherwise stated)

	3 months ended September 30		9 months ended September 30
	2014	2013	2014	2013
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses

Professional fees	30,250	7,498	30,575	8,464
General and administration	12,946	975	13,068	2,960
	43,196	8,473	43,643	11,424

Net income (loss)	(43,196)	(8,473)	(43,643)	(11,424)

Currency translation adjustment	(67)	(289)	(201)	(199)
Comprehensive (loss)	(43,263)	(8,762)	(43,844)	(11,623)

Weighted average number of common shares outstanding – basic and diluted (note 5)	157,689,485	149,183,285	152,029,109	149,183,285
Net income (loss) per share – basic	0.01	(0.01)	0.01	(0.01)

See accompanying notes to unaudited interim condensed consolidated financial statements

Mindesta Inc.
Interim Condensed Consolidated Statements of Cash Flows
(Expressed in United States Dollars, unless otherwise stated)

	9 months ended September 30
	2014	2013
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
Cash provided by (used in)
Operating activities
Net income (loss) attributable to the company	(43,643)	(11,424)
Adjustments for non-cash transactions:
Imputation of interest on shareholder loans	12,680	2,931
Accounts payable and accrued liabilities	5,550	8,493
Cash used in operating activities	(25,413)	0
Financing activities
Advances from shareholders	-	-
Cash flows from financing activities	-	-

Investing activities
Cash received pursuant to reverse acquisition (Note 2)	151,892	-
Cash flows from investing activities	151,892	-

Effect of exchange rate changes on cash	(1,161)	-
Net increase (decrease) in cash	125,318	-
Cash, beginning of period	-	-
Cash, end of period	125,318	-
Supplementary information
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes to unaudited interim condensed consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Mindesta Inc. (the “Company” and formerly “Industrial Minerals, Inc.”), for the three and nine month periods ended September 30, 2014 and the notes thereto (the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company specializes in the development of oral drug delivery systems for pain management and treatment. The Company has incurred a net loss of $ 43,643 for the nine months ended September 30, and has an accumulated deficit of $ 231,478. Current assets exceed current liabilities by $6,158. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities.

The Company's fiscal year-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a)        Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. On May 13, 2000, in connection with its merger with Hi-Plains Energy Corp., the Company changed its name from Winchester Mining Corporation to PNW Capital, Inc. On January 31, 2002, the Company acquired 91% of the outstanding shares of Industrial Minerals, Inc. On May 2, 2002, the Company merged the remaining 9% of Industrial Minerals, Inc. into PNW Capital, Inc. and changed its name to Industrial Minerals, Inc. Operations have been historically carried out through the Company’s former subsidiary, Northern Graphite Corporation (“Northern”), formerly Industrial Minerals Canada Inc. Northern owns a 100% interest in the Bissett Creek graphite property located in Renfrew County in the Province of Ontario, Canada (the “Bissett Creek Property”). As a result of a number of financings and other transactions, including an initial public offering by Northern, the Company’s interest in Northern was reduced from 100% to 26.1% as at December 31, 2011. On December 12, 2011, the Board of Directors declared a pro rata dividend-in-kind, payable January 25, 2012 to shareholders whereby most of the shares of Northern owned by the Company would be distributed to Mindesta shareholders. At the close of trading on January 25, 2012, Mindesta completed the distribution to Company shareholders of 9,413,581 shares of Northern owned by the Company on the basis of one share of Northern for each share of Company common stock held. The Company no longer holds any shares in Northern. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” and consolidated its stock on a 20:1 basis. The Company trades on the OTC under the symbol MDST.

(b)        Reverse Acquisition

On September 9, 2014 , Mindesta, Inc. entered into a Share Exchange Agreement (the “ Exchange Agreement”) with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 (“CTT” or “CTT Pharma”), and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of Mindesta common stock.

The 140,738,948 restricted shares of Mindesta common stock issued to former CTT Pharma stockholders and the 8,444,337 shares of Mindesta restricted shares issued at closing represent approximately 80% of the then issued and outstanding common stock of Mindesta.

As a result of the transactions effected by the Exchange Agreement, at closing CTT Pharma became a wholly owned subsidiary of Mindesta and Mindesta has abandoned all of its previous business operations with the business of CTT Pharma now being Mindesta’s sole business. CTT Pharma is a development stage company with limited operations to date focused on developing an oral delivery system of medication contained on a disposable film.

The Exchange Agreement was accounted for as a reverse acquisition and recapitalization of the Company and as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of CTT Pharma (the accounting acquirer), with the assets and liabilities, and expenses of the Company being included effective from the date of the Exchange Agreement. As the Exchange Agreement was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to the Exchange Agreement are those of CTT Pharma, except that the equity section and earnings per share have been retroactively restated to reflect the Exchange Agreement. As a result of the Exchange Agreement, the Company has ceased mineral exploration and focuses on oral drug delivery systems (note 1).

(c)        Significant Accounting Policies

i)           Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents include balances with banks and operating line of credit.

ii)          Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, title passes to the customer, typically upon delivery, and when collection of the fixed or determinable selling price is reasonably assured.

iii)        Functional and Presentation Currency

The functional currency of CTT Pharma is the Canadian Dollar and the functional currency of Mindesta is the United States Dollar. The reporting currency is the United States Dollar. The financial statements of the CTT Pharma are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

iv)         Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Comprehensive income relates to the effects of translation from CTT Pharma’s functional currency of the Canadian Dollar to the presentation currency of the United States Dollar.

v)           Share Capital

Proceeds from share issuance net of share issuance costs are recorded at the amount paid. Share capital issued for non-monetary consideration is recorded at the fair market value of the shares on the date the shares are issued.

vi)         Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive. There were no potentially dilutive common stock equivalents outstanding at September 30, 2014 or 2013.

vii)        Financial Instruments

The fair market value of the Company’s financial instruments comprising cash, accounts payable and accrued liabilities and due to shareholder were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which do not exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

The Company is not exposed to any foreign exchange or interest rate risk. viii) Fair Value of Financial Instruments

We measure and disclose certain financial assets and liabilities at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.
Level 2 –

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We utilize the active market approach to measure fair value for our financial assets and liabilities. We report separately each class of assets and liabilities measured at fair value on a recurring basis and include assets and liabilities that are disclosed but not recorded at fair value in the fair value hierarchy.

The fair values of cash, accounts payable and accrued liabilities, and due to shareholder for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments.

ix)          Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance so that the assets are recognized only to the extent that when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At February 28, 2014, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

x)           Research Costs

Research costs are expensed in the year incurred. The Company expenses development costs in the year incurred, except when it is determined that the costs meet United States GAAP criteria for deferral and amortization. Deferred development costs, if any, will be amortized on straight-line basis over the expected useful life of the underlying product.

xi)          Use of Estimates

The preparation of these condensed consolidated interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d)        Recently Adopted and Future Accounting Pronouncements

i)           ASU 2013-05

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830); Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of substance real estate or conveyance of oil and gas, mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods with those years) beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material impact on our financial position or results of operations.

ii)          ASU 2013-11

In July 2013, FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits.” The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. ASU No. 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted. The amendments should be applied to all unrecognized tax benefits that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. The adoption of ASU 2013-05 did not have a material impact on our financial position or results of operations.

iii)        ASU 2014-08

In April 2014, FASB issued ASU 2014-08, “Discontinued Operations”. ASC guidance was issued related to discontinued operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2015. Early application is permitted. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows

iv)         ASU 2014-12

In June 2014, FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASC guidance was issued to update the guidance on performance stock awards. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for the Company’s fiscal year beginning January 1, 2016. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

iv)         ASU 2014-15

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern”. ASC guidance was issued that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard is effective for the Company’s fiscal year ending December 31, 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

NOTE 4 - PRESENTATION OF INTERIM INFORMATION

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the three and nine month periods ended September 30, 2014 and 2013. Interim results are not necessarily indicative of results for a full year.

The Financial Statements are presented as permitted by Form 10-Q, and do not include information included in the Company's audited financial statements and notes for the year ended December 31, 2013.

NOTE 5 – STOCKHOLDER’S EQUITY

A.        COMMON STOCK

The number of common shares outstanding at September 30, 2014 and December 31, 2013 were as follows:

			Additional
			Paid-in
	Number	Par Value	Capital
		$	$
Outstanding at December 31, 2013	149,183,285	14,918	69,282
Issued pursuant to Exchange Agreement (Note 2)	35,184,737	3,518	62,700
Outstanding at September 30, 2014	184,368,022	18,436	131,982

On May 20, 2014, the Company completed a non brokered private placement consisting of the sale of 15,783,332 units at a price of US$0.015 per unit for total proceeds of US$236,750. Each unit consists of one common share and one half of a share purchase warrant. Each whole warrant entitles the holder to purchase one common share at a price of $0.0175 until December 31, 2016.

B.        EARNINGS PER SHARE

The basic and fully-diluted weighted average number of common shares outstanding was as follows:

For the three months ended:
September 30, 2014	157,689,485
September 30, 2013	149,183,285

For the nine months ended:
September 30, 2014	152,029,109
September 30, 2013	149,183,285

For the three and nine months ended September 30, 2014 and 2013, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

NOTE 6 – RELATED PARTY TRANSACTIONS

	As at	As at
	September 30, 2014	December 31, 2013

Due to shareholders	90,000	20,000

The Company has recorded obligations to its shareholders that are non-interest bearing or bear interest rates below equivalent market rates. During the nine months ended September 30, 2014, the Company has recorded additional interest expense of $12,680 (2013 - $2,931) to reflect the benefit received from the shareholder for these non-interest bearing or low interest loans, using an estimated market rate of interest of 20%.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has been named in a lawsuit filed by Windale Properties in the amount of CDN$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. In 2009 a judgment of CDN$24,908 with annual interest of 3% was issued against the Company. No amount has been accrued as no action has been undertaken since 2009 to enforce the judgment.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

From 2004 until the present, the Company experienced serious financial difficulties and went through many changes to its Board of Directors. The Company was not able to implement its mining programs.

On September 9, 2014 Mindesta, Inc. ( “Mindesta”, “we”, “our” or the “Company”) entered into a Share Exchange Agreement (the “ Exchange Agreement”) with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 (“CTT” or “CTT Pharma”), and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of Mindesta common stock of which CTT Pharma instructed Mindesta to issue 8,444,337 to Capital Financial. (The shares of common stock issued to Capital Financial was an obligation incurred by CTT Pharma.)

The 140,738,948 restricted shares of Mindesta common stock issued to former CTT Pharma stockholders and the 8,444,337 shares of Mindesta restricted shares issued at closing represent approximately 80% of the then issued and outstanding common stock of Mindesta.

As a result of the transactions effected by the Exchange Agreement, at closing CTT Pharma became a wholly owned subsidiary of Mindesta and Mindesta has abandoned all of its previous business operations. CTT Pharma is a development stage company with limited operations to date focused on developing an oral delivery system of medication contained on a disposable film.

The Exchange Agreement was accounted for as a reverse acquisition and recapitalization of the Company and as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of CTT Pharma (the accounting acquirer), with the assets and liabilities, and expenses of the Company being included effective from the date of the Exchange Agreement. As the Exchange Agreement was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to the Exchange Agreement are those of CTT Pharma, except that the equity section and earnings per share have been retroactively restated to reflect the Exchange Agreement. As a result of the Exchange Agreement, the Company has ceased mineral exploration and focuses on oral drug delivery systems.

CTT PHARMA

CTT Pharma specializes in drug delivery systems technology within the pharmaceutical industry. CTT Pharma’s focus is fast dissolving drug delivery systems. The company’s revolutionary technology platform includes the development of advanced oral delivery thin wafers infused with both natural and/or synthetic cannabis extracts (THC, annabinoids, Terpenes) to deliver treatment as an alternate to smoking and ingestion.

CTT Pharma is a developmental stage company. Its principal asset is a patented orally administered wafer (the “Wafer”).

On November 9, 2010 Pankaj Modi was issued Canadian Patent CA 2624110 C and subsequently on January 7, 2014, Pankaj Modi, our Chief Executive Officer (CEO) , was issued US Patent Number 8,823,401 B2 in connection with the wafer formulation. On August 29, 2013 these was subsequently assigned to CTT Pharmaceutical Inc..

The Wafer is an orally administrable wafer comprising at least one physiologically acceptable film forming agent. The wafer is formed by mixing the film-forming agent with an aqueous solution to form a gel and exposing the gel to a plurality of heating and cooling cycles. The wafer formulation relates to a rapidly dissolving formulation suitable for oral administration.

The wafer is treated with a pharmaceutical agent designed to reduce or treat a medical condition.

It is anticipated that CTT Pharma will develop a cannabis based wafer formulated for pain relief and the side effects of cancer treatment. While management has broad discretion as to the Wafer’s formulation, we believe that delivery of cannabis extract represents a unique opportunity in a niche market. The Wafer is a safer, faster delivery system which eliminates the unpleasant effect of rolling and smoking marijuana cigarettes. However, regulatory compliance and testing for a new product delivery system as well as issues surrounding the use of cannabis creates a significant financial burden.

The Company does not believe that it will be cost effective to pursue regulatory approval in the United States at this time as costs and timing will be a major hindrance in bringing a cannabis or cannabis/opiate wafer to the market. Rather, the Company will discuss a joint venture or licensing agreement with several large pharmaceutical companies in the United States that have the financial capacity to secure FDA approval. We do not anticipate this process to start for at least 24 months.

Canada has recently passed legislation permitting licensed companies to produce and export cannabis products Further, Germany and the Netherlands have granted exclusive country-wide licensing agreements to private businesses. As a result, management has determined to focus its initial efforts on these markets.

THE WAFER

Our wafer is an orally administrable paper-thin polymer films used as carriers for pharmaceutical agents. The Wafer rapidly dissolves to release the pharmaceutical agent as soon as it comes in contact with saliva, thus obviating the need for water during administration. This attribute makes the wafer highly attractive for pediatric and geriatric patients due to the difficulty in swallowing conventional tablets and capsules.

The wafer is advantageously stable but readily dissolves on oral administration. Accordingly, the wafer is suitable for the oral administration of a compound such as a pharmaceutical agent to permit rapid release and onset of activity of the compound incorporated within the wafer. Our orally administered wafer comprises at least one physiologically acceptable film forming agent and an aqueous solvent characterized by a dissolution rate of at least about 2 mg/s in an aqueous environment. Our intent is to focus on cannabis as a physiologically acceptable film forming agent.

To incorporate a pharmaceutical agent into a wafer according to the invention, the pharmaceutical agent is dissolved in an aqueous solution and added to a gel formed by an aqueous mixture of a selected film-forming agent. The wafer-forming heating and cooling cycles are then applied to the admixture of the pharmaceutical agent.

Delivery of a pharmaceutical agent via an orally administrable wafer provides a mechanism for rapid access to the activity of the pharmaceutical agent in comparison with currently available orally administrable formulations. The wafer exhibits a very rapid rate of dissolution in an aqueous environment and, thus, provides expedited delivery of a pharmaceutical agent which translates into accelerated access to the activity of the pharmaceutical agent.

In addition, the present wafer formulation provides a rapidly dissolving oral dosage form comprising a defined quantity or dose of pharmaceutical agent not previously attainable. While prior batch extrusion methods for making film-like products cannot be used to generate dosage forms comprising a defined quantity of pharmaceutical agent, the heating/cooling cycling method of making the present wafer provides this capability.

Patents and Other Forms of Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing the proprietary rights of others . We seek patent protection on various aspects of our proprietary chemical and pharmaceutical delivery technologies, including the delivery agent compounds and the structures which encompass our Wafer. Its method of preparation and the combination of our compounds with a pharmaceutical agent.

On January 7, 2014 the United States Patent and Trademark Office issued Patent Number 8,623,401 B2 to Panka Modi for his wafer formulation. On November 9, 2010 the Canadian Intellectual Property Office issued Patent Number 2,624,110 to Dr. Modi for his wafer formulation. Both patents were subsequently assigned to CTT Pharma

Government Regulation

Our operations and products under development are subject to extensive regulation in the jurisdictions where the products are produced or distributed. While we are a U.S. corporation, we will not have any business activities in the United States in the foreseeable future. As a result, we will not file any applications with the Food and Drug Administration. We will however be subject to the rules and regulations promulgated by Health Canada and other countries where we choose to do business.

Any facility constructed in Canada for the commercial manufacturing, processing, testing, control and labeling of pharmaceutical products (such as our cannabis wafers) must be registered with and approved by Canada Health. Subject to securing sufficient funding, we intend to construct a government approved manufacturing facility in Canada. This facility will be subject to rules and regulations promulgated by Canada Health. Continued registration requires compliance with GMP regulations. Canada Health conducts periodic establishment inspections to confirm continued compliance with its regulations. We are subject to various federal, provincial and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work.

While we do not currently manufacture any commercial products ourselves, if we did, we would bear additional cost of Canada Health compliance.

To date, the Company has not submitted any licensing applications with Canada Health or any other jurisdiction .

Commercialization

We believe that the Wafer positions us as a viable commercial-stage entity, anchored by our pain management film and cannabis wafer. As we transition to this strategy, we remain dedicated to further realizing the full potential and commercial value of our patented technology.

We recognize, however, that further development, exploration and commercialization of our technology entails substantial risk and requires significant operational expenditures. We continue to refocus our efforts on strategic development initiatives to reduce non-strategic spending aggressively, and seek to obtain the funding necessary to implement our new corporate strategy. There can be no assurances, however, that the Company will be able to secure adequate funding to meet its current obligations and successfully pursue its strategic direction. Furthermore, despite our optimism regarding the Wafer, even in the event that the Company is adequately funded, there is no guarantee that any of our products or product candidates will perform as hoped or that such products can be successfully commercialized.

Competition

Our success depends in part upon maintaining a competitive position in the development of pharmaceutical agents suitable for our delivery system. We compete in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, and with entities developing new drugs that may be orally active. Our product candidates compete against alternative therapies or alternative delivery systems for each of the medical conditions our product candidates address, independent of the means of delivery. Many of our competitors have substantially greater research and development capabilities, experience, marketing, financial and managerial resources than we have

CTT Pharma Operations

CTT Pharma has limited operations to date. CTT Pharma does not have a manufacturing facility. The Company will rely on third party manufacturers to produce the Wafers.

PRODUCT DEVELOPMENT AND MILESTONES

The Company intends to enter into a collaborative supply and development agreement with Phyto Plant Research EU. Phyto Plant Research (“Phyto”) is a Spanish based company which has developed the technology to extract purified cannabis extracts such as THC CBD and CBG. The cannabis extracts are tested for their potency. Initially, the cannabis extract will be sent to ODF Technologies, a division of ODF Pharma which is located in Quebec Canada

ODF will produce the wafer. Until such time as we are satisfied with the quality of the wafer, the wafer will be produced without the cannabis. Once the wafer meets our quality control standards, the wafer will then be treated with the cannabis extract to create a rapidly dissolving formulation suitable for oral administration.

We have not yet executed a definitive agreement with either Phyto or ODF and there can be no assurance that our preliminary discussions will lead to a definitive agreement. If we cannot reach an agreement with Phyto and ODF, we believe that there are other companies that can provide the same services as both Phyto and ODF.

Once we reach an agreement with both Phyto and ODF, we believe that the extraction process, shipment to ODF and the production of the wafer will take approximately two months and will cost approximately $35,000 depending upon the agreements we reach with both Phyto Plant Research and ODF.

Once the wafers have been produced, we will conduct a test of the efficacy of the wafers with dogs or cats. We will submit a trial protocol test to Canada Health for approval. We anticipate that the trials and laboratory analysis will take approximately five months The primary goal of this testing will be to demonstrate the rapid absorption of the cannabis in the bloodstream. We estimate that this testing stage will take approximately three to four months to complete and cost approximately $180,000.

During the final six months of the year we will file for a patent for the medical marijuana wafer. Professional fees for attorneys, consultants will total approximately $50,000 and regulatory compliance matters will total $50,000.

During the Company’s first year of operations, general and administrative expenses including salaries and travel will be approximately $285,000.

We estimate our total expenses in year one inclusive of salaries, overhead and travel will be approximately $600,000.

Subject to regulatory approval from Canada Health, human trials will then begin. We estimate that these trials will begin in approximately one year and will cost $830,000 inclusive of all required laboratory testing. These trials will be very specific and indication oriented to give us a specific results. The trials will be done with four way arms protocol. This will involved the following dosing schedules to achieve our results directed toward quantitative measurements of efficacy (effects) of the doses, blood levels of drug or cannabis contents, side effects evaluation. We believe that these trials will take three to six months to complete and will not commence for at least one year.

MANUFACTURING

Management believes that the optimal way to implement its business plan, is to build its own manufacturing facility. The first facility will be built in Canada. Additional facilities may be constructed in those countries in which we have collaborative marketing agreements. Our primary focus will be Germany and the Netherlands. We currently do not have the funds to construct a facility and will rely on third party manufacturers.

If we secure sufficient funding, we estimate the cost to build and equip a manufacturing facility will be approximately $600,000 and take approximately three months to complete. Construction will not commence for at least 18 months.

In order to produce the cannabis wafer in Canada, we will apply to become a licensed dealer under the Marijuana for Medical Purposes Regulations (“MMPR”). A licensed dealer is authorized to have a narcotic in their possession for the purpose of exporting the narcotic from Canada. The annual quota allocated to us or our contract manufacturers for the active ingredient in any product may not be sufficient to meet commercial demand or complete clinical trials. Consequently, any delay or refusal by Canada Health in establishing our procurement and/or production quota for controlled substances could delay or stop our product launches, which could have a material adverse effect on our business, financial position and operations.

Total expenses in year two are estimated to be $1,580,000.

DISTRIBUTION

Several European countries including the Netherlands and Germany have granted non-governmental agencies the exclusive right to import and distribute medical cannabis. For example, Fagron Germany, a unit of Belgium medical wholesaler Arseus has the exclusive right to import and distribute medical cannabis in Germany. Once the Company proves the medical efficacy of its cannabis wafer, the Company intends to solicit Arsenus, and other similarly situated companies for the exclusive right to distribute the Company’s cannabis wafers.

Since Arseus has already secured a license from Germany to distribute medical marijuana, the Company will minimize its exposure to regulatory compliance issues as the burden, if any, will fall on Arsenus.

VETERINARIAN MEDICINE

Our orally dissolving wafers are an excellent fast dissolving drug delivery system which can be used by veterinarians to treat dogs, cats and other animals who would ordinarily be given a pill or injection.

The wafers will be much easier to administer than traditional delivery systems such as pills or injections. The wafers will dissolve on contact with saliva and will be flavored with chicken, meat or fish.

Like with humans the therapeutic benefits of the medication will be absorbed a significantly faster rate than through traditional delivery systems. Further, our wafers will save time and money as the wafers can be administered easily by the staff or pet owner.

OUR PLAN OF OPERATIONS GOING FORWARD

We will need a significant infusion of capital, whether in the form of debt or equity financing to implement our business plan. We have no commitment for additional funding. We have budgeted $600,000 in operating costs for the next year and $1,880,000 for the second year. Without this capital infusion, it is highly unlikely that we will be able to fully implement our business plan.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2014, the Company recorded a net loss of $43,643 or ($0.01) per share, compared to a loss of $11,424 for the nine months ended September 30, 2013, or ($0.01) per share. The Company had no revenues for the period ended September 30 in both 2014 and 2013 as the Company is in a development stage with no source of revenues.

For the nine months ended September 30, 2014, expenses amounted to $43,643 compared to $11,424 for the nine months ended September 30, 2013. Professional fees increased to $30,575 in the nine months ended September 30, 2014 compared to $8,464 in 2013. General and administration expenses increased from $2,960 in the first nine months of 2013 to $13,068 in the first nine months of 2014.

Except for our officers and directors, as of September 30, 2014, we had no full time employees. We do have two part time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash as at September 30, 2014 of $125,318 versus $0 as at December 31, 2013 as a result of combining operations with Mindesta Inc. On May 20, 2014, Mindesta completed a non brokered private placement consisting of the sale of 15,783,332 units at a price of US$0.015 per unit for total proceeds of US$236,750. Each unit consists of one common share and one half of a share purchase warrant. Each whole warrant entitles the holder to purchase one common share at a price of $0.0175 until December 31, 2016.

The Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company specializes in the development of oral drug delivery systems for pain management and treatment. The Company has incurred a net loss of $ 43,643 for the nine months ended September 30, and has an accumulated deficit of $ 231,478. Current assets exceed current liabilities by $6,158. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities.

Our continuation as a going concern is dependent upon, amongst other things, continued financial support from our shareholders, attaining a satisfactory revenue level, attainment of profitable operations and the generation of cash from operations and the ability to secure new financing arrangements and new capital to carry out our business plan. These matters are dependent on a number of items outside of our control and there exists material uncertainties that may cast significant doubt about our ability to continue as a going concern. There are no assurances that we will achieve profitability or be capable of sustaining profitable operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if we are unable to continue as a going concern. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.        QUANTITATIVE AND QUALITATIVE SCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We hold cash balances in both U.S. and Canadian dollars. We transact most of our financing in U.S. dollars and operational business in Canadian dollars. Some of our operational expenses denominated in Canadian dollars include building costs, labor costs and materials and supplies. As a result, currency exchange fluctuations may impact our operating costs. We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

In general, we do not believe that any weakening or strengthening of the U.S. dollar as compared to the Canadian dollar will have a positive or adverse material effect on our results of operations.

Interest Rate Risk

Our investment policy for our cash and cash equivalents is focused on the preservation of capital and supporting our liquidity requirements. We do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not believe that interest rate fluctuations will have any effect on our results of operations.

Cyber-security Risk

We do not believe that we are subject to any undue cyber-security risk that may have an adverse material effect on our results of operations.

Item 4- Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President & Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(a)        Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)        Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Item 1-Legal Proceedings;

The Company has been named in a lawsuit filed by Windale Properties in the amount of CDN$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to the expiry of the lease. In 2009 a judgment of CDN$24,908 with annual interest of 3% was issued against the Company. No amount has been accrued as no action has been undertaken since 2009 to enforce the judgment.

ITEM 1A – RISK FACTORS

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, WE MAY NOT BE ABLE TO PROCEED WITH OUR PLANNED OPERATIONS AND YOUR INVESTMENT MAY BE LOST ENTIRELY.

We have a limited operating history, and may not be successful in developing profitable business operations.

With the acquisition of CTT Pharma, we abandoned our previous business ventures and adopted the business of CTT Pharma. CTT Pharma is a development stage company focused in developing an oral delivery system for medications on dispersable film. CTT Pharma was organized in March 8, 2007. Accordingly, we have a limited operating history. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new delivery system for medications including cannabis. As of the date of this report, we have not generated any revenues and have limited assets. There is nothing at this time on which to base an assumption that our business operations will be successful in the long-term. Our future operating results will depend on many factors, including:

  our ability to raise adequate working capital;

  success of in developing and marketing the oral delivery system;

  demand for an oral delivery system;

  increased legalization of cannabis for medical and recreational usage;

  offer a larger variety of medications utilizing the oral delivery system;

  the level of our competition; and

  our ability to attract and maintain key management and employees.

While our officers and directors have significant experience in the medical field, there can be no assurance that this experience will help us fully implement our business plan. Our prospects for success must be considered in the context of a new company in a highly competitive industry with few barriers to entry.

We have limited capital and will need to raise additional capital in the future.

We do not currently have sufficient capital to fund both our continuing operations and our planned growth. We will require additional capital to continue to expand our oral delivery system which makes use of a dispersable film. We may be unable to obtain additional capital when required. Future business development activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in our industry in particular), our limited operating history, national unemployment rates and the departure of key employees. Further, economic downturns will likely decrease our revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

There is substantial doubt about our ability to continue as a going concern

As of September 30, CTT Pharma has not yet generated any revenues and has an accumulated deficit of $231.478. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods described above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated operating revenues and may never attain profitability.

To date, both Mindesta and CTT Pharma have financed their operations primarily through private sales of common stock and shareholder loans. Our ability to generate revenues will depend upon our ability to secure additional funding and successfully manufacture and market our Wafers.

We are not expecting any significant revenues in the short-term. Furthermore, we may not be able to ever successfully identify, develop, commercialize, manufacture, obtain required regulatory approvals and market our Wafers. Moreover, even if we do identify, develop, commercialize, manufacture, and obtain required regulatory approvals, we may not generate revenues or royalties from commercial sales of these products for a significant number of years, if at all. Therefore, our proposed operations are subject to all the risks inherent in the establishment of a new business enterprise.

Regulatory restrictions on the use or distribution of medical marijuana will impact our operations.

The medical marijuana industry is our primary target market. While many jurisdictions have been decriminalizing or legalizing the use of medical marijuana, if this trend stops or is reversed, demand for our cannabis wafers will diminish. This would have a negative impact on our business, operations and financial condition,

We may be unable to successfully develop, market, or commercialize our Wafers without establishing new relationships and maintaining current relationships and our ability to successfully commercialize, and market our Wafers.

Our strategy for the research, development and commercialization of our Wafers may require us to enter into various arrangements with licensees and others, in addition to our existing relationships with other parties. Specifically, we may seek to joint venture, sublicense or enter other marketing arrangements with parties that have an established marketing capability or we may choose to pursue the commercialization of such products on our own. We may, however, be unable to establish such additional collaborative arrangements, license agreements, or marketing agreements as we may deem necessary to develop, commercialize and market our Wafers on acceptable terms. Furthermore, if we maintain and establish arrangements or relationships with third parties, our business may depend upon the successful performance by these third parties of their responsibilities under those arrangements and relationships.

We will be subject to extensive governmental regulation which increases our cost of doing business and may affect our ability to commercially produce the Wafers.

Canada Health and comparable agencies in foreign countries impose substantial requirements on the production and distribution of our Wafers, especially any wafers using cannabis as the pharmaceutical agent. Satisfaction of these requirements can be costly.

Government regulation also affects the manufacturing and marketing of the Wafer. Government regulations may delay marketing of the Wafer, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Moreover, if regulatory approval of our Wafer is granted, such approval may impose limitations on the indicated use for which the Wafer be marketed. The FDA and other regulatory authorities stringently apply regulatory standards and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The regulatory approval process presents several risks to us:

•

Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency’s requirements for safety, efficacy, and quality.

•	Requirements for approval may become more stringent due to changes in regulatory agency policy or the adoption of new regulations or guidelines.

•	New guidelines can have an effect on the regulatory decisions made in previous years.

•

The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and may impose significant limitations in the nature of warnings, precautions, and contraindications that could materially affect revenues.

•

Our wafers and our manufacturers , are subject to continuing and ongoing review, and discovery of problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market

•	Regulatory authorities and agencies may promulgate additional regulations restricting the sale of pain relief wafers.

We may incur substantial product liability expenses due to the use or misuse of our Wafer for which we may be unable to obtain insurance coverage.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of a pharmaceutical delivery process. These risks will expand with respect to our drug candidates, if any, that receive regulatory approval for commercial sale and we may face substantial liability for damages in the event of adverse side effects or product defects identified with any of our products that are used in clinical tests or marketed to the public. Product liability insurance for the biotechnology industry is generally expensive, if available at all, and as a result, we may be unable to obtain insurance coverage at acceptable costs or in a sufficient amount in the future, if at all. We may be unable to satisfy any claims for which we may be held liable as a result of the use or misuse of products which we developed, manufactured or sold and any such product liability claim could adversely affect our business, operating results or financial condition.

Intense competition may limit our ability to successfully develop and market the Wafer.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in Canada and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions.

Many of our competitors have and employ greater financial and other resources, including larger research and development, marketing and manufacturing organizations. As a result, our competitors may successfully develop technologies that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

Our business will suffer if we fail or are delayed in commercializing the Wafer.

Our inability or delay in commercializing the Wafer and any combination of pharmaceutical agents could have a significant material adverse effect on our business.

To commercialize our product, especially in the pain management sector, we will be required to develop a market introduction plan, and possibly obtain financing to support our commercialization efforts, among other things. We cannot assure you that we will succeed in these efforts as these involve activities (or portions of activities) that we have not previously completed. We have no current commercial capabilities. Therefore, we would be entering a highly competitive market with an untested, newly-established commercial capability. This outline of risks involved in the commercialization of our Wafer is not exhaustive, but illustrative. For example, it does not include additional competitive, intellectual property, commercial, product liability, and commercial risks involved in a launch of the pharmaceutically based Wafer.

We will be dependent on third parties to manufacture, distribute, and sell our products.

The success of our commercial operations is dependent upon the ability of these vendors to provide a high level of service and support at an economical price. If we fail to attract and retain such professions or services at a reasonable price, or if third parties do not successfully carry out their contractual obligations, meet expected deadlines or conduct our activities in accordance with applicable regulatory requirements or our stated specifications, we may not be able to, or may be delayed in our efforts to, successfully execute upon our commercial strategy.

We cannot be certain that any pharmaceutical wafers will be suitable for commercial purposes.

To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market, and distribute our Wafers under development, or secure a partner to provide financial and other assistance with these steps. The time necessary to achieve these goals for any individual pharmaceutical product is uncertain. We have never successfully commercialized a drug or a nonprescription candidate and we cannot be certain that we or our future partners will be able to do so.

Our business will suffer if we cannot adequately protect our patent and proprietary rights.

Although our Wafer delivery system is patented there can be no assurance that the patent will provide us with meaningful protection from competition, or that we will possess the financial resources necessary to enforce any of our patents. Also, we cannot be certain that any products that we (or a licensee) develop will not infringe upon any patent or other intellectual property right of a third party. We also rely upon trade secrets, know-how, and continuing technological advances to develop and maintain our competitive position..

We are dependent on third parties to manufacture our Wafers.

Currently, we have no manufacturing facilities for production. The availability of manufacturers is limited by both the capacity of such manufacturers and their regulatory compliance. Among the conditions for Canada Health approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures continually conform with current GMP (GMP are regulations established by Canada Health and other regulatory bodies that govern the manufacture, processing, packing, storage and testing of drugs intended for human use). In complying with GMP, manufacturers must devote extensive time, money, and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility. Such actions could severely delay our ability to obtain product from that particular source.

We face rapid technological change and intense competition.

Our success depends, in part, upon maintaining a competitive position in the development of products and technologies in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists, and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, as well as with entities developing new drugs that may be orally active. Many of these competitors have greater research and development capabilities, experience, and marketing, financial, and managerial resources than we have, and, therefore, represent significant competition.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into various contracts or other transactions, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of websites we operate increases. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

Our executive officers and key employees will be crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our future success is dependent, in a large part, on retaining the services of Dean Hanish, Dr. Pankaj Modi and Allen Greenspan. The knowledge, leadership and technical expertise of management would be difficult to replace. While no director has plans to leave or retire in the near future, the loss of any of our directors could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in developing our job verticals, completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key management may be disruptive to our operations. Competition for such personnel can be intense, and we may be unable to attract, integrate and retain such personnel successfully.

To date, we do not have any independent directors and have not implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

As of the date of this report, we do not have any independent directors to evaluate our decisions nor have we adopted corporate governance measures. Although not required by rules or regulations applicable to us, corporate governance measures such as the presence of independent directors, or the establishment of an audit and other independent committees of our Board of Directors, would be beneficial to our stockholders. We do not presently maintain any of these protections for our stockholders. It is possible that if our Board of Directors included independent directors and if we were to adopt corporate governance measures, stockholders would benefit from greater assurance that decisions were being made with impartiality by directors and that policies had been implemented to define conduct of our management and board members. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our officers and recommendations for director nominees may be made by existing members of the Board of Directors, who may have a direct interest in the outcome. Although we anticipate expanding the Board of Directors to include independent directors at some point in the future, when and if this will occur is uncertain.

Our management controls a significant percentage of our current outstanding common stock.

As of the date of this report, our officers and directors collectively and beneficially own approximately 45.8% of our outstanding common stock. This concentration of voting control gives management substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control of, or otherwise discouraging, a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

We are vulnerable to intellectual property infringement claims brought against us by others.

Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products, content and brand names do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we were found to have infringed the intellectual property rights of a third party, we could be liable to that party for license fees, royalty payments, lost profits or other damages, and the owner of the intellectual property might be able to obtain injunctive relief to prevent us from using the technology or software in the future. If the amounts of these payments were significant or we were prevented from incorporating certain technology into our products, our business could be significantly harmed. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. As a result, due to the diversion of management time, the expense required to defend against any claim and the potential liability associated with any lawsuit, any significant litigation could significantly harm our business, financial condition and results of operations.

If we are unable to protect our patented technology, proprietary rights or maintain our rights to use key technologies of third parties, our business may be harmed.

We have been awarded a patent for our oral delivery wafer system. This patent and any patents issued to us in the future (if we make such applications) may be later challenged, invalidated or circumvented, and the rights granted under patents may not provide us with a competitive advantage. We may also face risks associated with any trademarks to which we own the rights. Policing unauthorized use of our patented, proprietary technology and other intellectual property rights could involve significant expense and could be difficult or impossible, particularly given the global nature of the Internet and the fact that the laws of certain other countries may afford us little or no effective protection of our intellectual property.

We may incur significant increased costs as a result of operating as a public company, and our management may be required to devote substantial time to new compliance initiatives.

In the future, we may incur significant legal, accounting and other expenses as a result of operating as a public company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks related to the use of cannabis as a pharmaceutical agent in our Wafers:

Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell our products.

Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. This Convention aims to combat drug abuse by coordinated international action. There are two forms of intervention and control that work together. First, it seeks to limit the possession, use, trade in, distribution, import, export, manufacture and production of drugs exclusively to medical and scientific purposes. Second, it combats drug trafficking through international cooperation to deter and discourage drug traffickers.

Since the Single Convention is not self-executing, each country must pass laws to carry out its provisions. While there is a high degree of conformity with the Single Convention and its supplementary treaties, the 1971 Convention on Psychotropic Substances and the 1988 United Nations Convention Against Illicit Traffic in Narcotic Drugs and Psychotropic Substances, guidelines vary from country to country especially with respect to the production, distribution and use of cannabis.

Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our project developers obtaining marketing approval for their products in those countries. For example, even though cannabis is classified as a narcotic under the treaty, possession of cannabis may be illegal, decriminalized or legal depending on the jurisdiction. With multiple jurisdictions addressing cannabis in different ways, it is unlikely that countries will be willing or able to amend or otherwise modify their laws and regulations to permit uniformity in the manner in which cannabis is treated, marketed or distributed. Further amendments to existing laws and regulations may take a prolonged period of time and limit our ability or the ability of any joint partner to sell the cannabis wafer.

Our proposed business expansion is dependent on laws pertaining to various industries including the legal marijuana industry.

Our cannabis wafers could subject us to increased scrutiny by the regulators because, among other things, cannabis is a schedule-I controlled substance as set forth in the Single Convention of Narcotic Drugs. To the extent that individual nations do not liberalize their drug laws, the Company may not be able to sell or distribute the wafers in these jurisdictions. Further, if we choose to manufacture the cannabis wafer in Canada we will be required to become a licensed dealer under the Marijuana for Medical Purposes Regulations. Changes to these regulations and compliance with Good Manufacturing Practices may create delays and unexpected costs in implementing our business plan.

Our failure to adequately manage the risk associated with these businesses and adequately manage the requirements of the regulators can adversely affect our business and our status as a reporting company. Further, any adverse pronouncements from the regulators about businesses related to the legal cannabis sector could adversely affect our stock price, if we are perceived to be in a company in that sector.

Risks related to our common stock:

There presently is a limited market for our common stock, and the price of our common stock may be volatile.

Our common stock is currently quoted on OTC. We have, however, a very limited trading history. If a market for our common stock ever develops, there could be volatility in the volume and market price of our common stock. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Our stockholders could sell substantial amounts of common stock in the public market, including shares upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the “Securities Act”), if available, or upon trading limitation periods. Such volume could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors and officers have rights to indemnification.

We will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was our director or officer, or who is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with the action, suit or proceeding, to the full extent permitted by Delaware law. The inclusion of these provisions in our Articles may have the effect of reducing the likelihood of derivative litigation against directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

We do not anticipate paying any cash dividends.

We do not anticipate paying cash dividends on our common stock for the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business strategy; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

We may be subject to penny stock regulations and restrictions, and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market of penny stocks.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict persons from participating in a distribution of a penny stock, under certain circumstances, if the SEC finds that such a restriction would be in the public interest.

THE RISKS SET FORTH ABOVE SHOULD NOT BE CONSTRUED AS A COMPLETE LIST OF THE RISKS WHICH MAY AFFECT THE COMPANY’S BUSINESS, THE OFFERING OR THE RISKS WHICH YOU FACE AS A PROSPECTIVE INVESTOR. THE SECURITIES OFFERED INVOLVE A HIGH DEGREE OF RISK AND MAY RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT. ANY PERSON CONSIDERING THE PURCHASE OF THESE SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS MEMORANDUM AND SHOULD CONSULT WITH HIS, HER OR ITS LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN SECURITIES. THE SECURITIES SHOULD ONLY BE PURCHASED BY PERSONS WHO CAN AFFORD TO LOSE ALL OF THEIR INVESTMENT.

Item 1B Unresolved Staff Comments

On October 7, 2014 we received a comment letter from the Securities and Exchange Commission in connection with our Form 8-k filed September 11, 2014. The Company responded to this comment letter and received a second comment letter dated November 13, 2014. The Commission has asked for clarification on certain matters presented in our Form 8-k A-1 filed with the Commission on November 3, 2014. We intend to file a response to this Comment Letter. There are no comments on the Company’s financial statements.

Item 2- Unregistered Sale of Equity Securities and Use of Proceeds

On May 20, 2014, the Company completed a non brokered private placement consisting of the sale of 15,783,332 units at a price of US$0.015 per unit for total proceeds of US$236,750. Each unit consists of one common share and one half of a share purchase warrant. Each whole warrant entitles the holder to purchase one common share at a price of $0.0175 until December 31, 2016. We used the net proceeds of this offering for general working capital purposes.

On September 9, 2014 , Mindesta, Inc. entered into a Share Exchange Agreement (the “ Exchange Agreement”) with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 (“CTT” or “CTT Pharma”), and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of Mindesta common stock. We also issued an additional 8,444,337 shares in connection with the same transaction.

With respect to the sale of the securities identified above, we relied on the exemption provisions of Section 4(2), of the Securities Act, as amended.

At all relevant times, the securities were offered subject to the following terms and conditions:

  The sale was made to a sophisticated or accredited investor, as defined in Rule 502 or were issued pursuant to a specific exemption;
  We gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;
  At a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and
  Neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

Item 3- Defaults Upon Senior Securities

None.

ITEM 4 – MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Pankaj Modi Chief Executive Officer (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Lucie Letellier, Inteim CFO (attached hereto)

32.1	Section 1350 Certifications of Pankaj Modi, Chief Executive Officer

32.2	Section 1350 Certifications Lucie Letellier, Interim CFO

101.INS**	XBRL INSTANCE DOCUMENT

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB**	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

_____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2014	MINDESTA INC.

By: /s/ Pankaj Modi
---------------------------------
Pankaj Modi, Chief Executive Officer

Dated: November 14, 2014	MINDESTA INC.

By: /s/ Lucie Letellier
-----------------------------------------
Lucie Letellier, Interim Chief Financial Officer