Form 10-K
period 2014-12-31
Mindesta Inc.
filed 2015-04-14
CIK 1035422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-30651

MINDESTA INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	11-3763974
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

429 Kent Street unit 112, Ottawa, Ontario, Canada	K2P 2B4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (613)241-9959

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

At June 30, 2014, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $250,000.

At April 6, 2015 there were 195,068,022 shares of the registrant’s common stock outstanding (the only class of voting common stock).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider all of the material risks in connection with any forward-looking statements that may be made herein.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

PART I

Item 1. Business.

Overview

Mindesta Inc. ("Mindesta," "the Company," "our" or "we") is a Delaware Corporation, was incorporated on November 6, 1996 under the name Winchester Mining Corp. The name of the Company was changed to PNW Capital, Inc. on May 16, 2000. In 2002, PNW Capital, Inc. acquired Industrial Minerals Incorporated, a private Nevada Corporation, and changed its name to Industrial Minerals, Inc. Effective July 26, 2011, the Company adopted the new name of "Mindesta Inc.". In conjunction with this action, the Company consolidated its stock on a 20:1 basis.

Due to financial difficulties and the inability to secure financing, the Company ceased operations in 2013.

On September 9, 2014 the Company Mindesta, Inc. entered into a Share Exchange Agreement (the " Exchange Agreement") with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 ("CTT" or "CTT Pharma"), and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of Mindesta common stock of which CTT Pharma instructed Mindesta to issue 8,444,337 to Capital Financial. (The shares of common stock issued to Capital Financial was an obligation incurred by CTT Pharma.)

The 149,183,285 restricted Mindesta common stock issued at closing represented approximately 80% of the then issued and outstanding common stock of Mindesta.

CTT is now a wholly owned subsidiary of Mindesta and is now the exclusive focus of Mindesta's business operations. Mindesta has abandoned all of its previous business operations. CTT Pharma is a development stage company with limited operations to date focused on developing an oral delivery system of medication contained on a disposable film.

CTT PHARMA

CTT Pharma specializes in drug delivery systems technology within the pharmaceutical industry. CTT Pharma's focus is fast dissolving drug delivery systems. The company's technology platform includes the development of advanced oral delivery thin wafers infused with both natural and/or synthetic cannabis extracts (THC, annabinoids, Terpenes) to deliver treatment as an alternate to smoking and ingestion.

CTT Pharma is a developmental stage company which has had limited operations to date. Its principal asset is a patented orally administered wafer (the "Wafer").

On November 9, 2010 Pankaj Modi was issued Canadian Patent CA 2624110 C and subsequently on January 7, 2014, Pankaj Modi, our Chief Executive Officer (CEO), was issued US Patent Number 8,823,401 B2 in connection with the wafer formulation. On August 29, 2013 these was subsequently assigned to CTT Pharmaceutical Inc., f/k/a Fenwafe Inc.

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

It is anticipated that CTT Pharma will develop a cannabis based wafer formulated for pain relief and the side effects of cancer treatment. While management has broad discretion as to the Wafer's formulation, we believe that delivery of cannabis extract represents a unique opportunity in a niche market. The Wafer is a safer, faster delivery system which eliminates the unpleasant effect of rolling and smoking marijuana cigarettes. However, regulatory compliance and testing for a new product delivery system as well as issues surrounding the use of cannabis creates a significant financial burden.

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

Canada has recently passed legislation permitting licensed companies to produce and export cannabis products.

PAIN MANAGEMENT

Medical efforts to treat pain, known as "pain management", address a large market, as clinical pain is a worldwide problem with serious health and economic consequences. The extent of the chronic pain problem poses a significant economic burden for patients, health services and societies alike. The economic impact of pain is greater than most health conditions due to its effects on rates of absenteeism, reduced level of productivity and increased risk of leaving the work force.

In a 2012 report from health economists from John Hopkins University published a report in The Journal of Pain (Volume 13, No.8 2012) researchers estimated that the annual cost of chronic pain is as high as $635 billion per year. Researchers estimated that the annual economic costs of chronic pain assessed the incremental costs of health care related to the chronic pain and the indirect costs of chronic pain from lower productivity. For those with persistent pain, it limits their functional status and adversely impacts their quality of life.

Drugs are a key element in the treatment of pain. The pain management market has grown immensely in recent years and is expected to continue to grow significantly. This is likely due to a number of factors, such as, a rapidly aging population, patient demand for rapid effective pain relief, increasing recognition of the therapeutic and economic benefits of rapid and effective pain management by physicians, healthcare providers and payers, and longer survival times for patients with painful chronic conditions, such as cancer and AIDS.

Many different kinds of pain exist including acute, chronic, persistent and breakthrough pain. As well, there exist different approaches to treat pain. Opiates are typically prescribed to manage moderate-to-severe acute or chronic breakthrough pain due to the fact that fast-acting, short-lived opiates can provide rapid delivery. The most common acute use of opioids is for post-surgical pain. Opiates drugs used to treat acute pan include intravenous fentanyl, hyd rocodone and oral oxycodone, which provide rapid pain relief but pose a huge risk of addiction and dependency. We believe that our cannabis Wafers can provide the same type of pain relief as opiates without the risks of addiction.

The route of administration of any medication is an important consideration. Although many patients prefer oral administration of medications, oral medication is not always "fast-acting", a property which is clearly desirable in the treatment of acute breakthrough pain. Also, orally administrable medications are generally provided in the form of solid shaped articles such as tablets, pills, caplets and capsules that retain their shape under moderate pressure. Some patients, particularly pediatric and geriatric patients, have difficulty administering an oral medication due to inability to swallow, nausea or other gastrointestinal problems. Breakthrough pain medications can be taken in other ways, including by injection, under the tongue (sublingual), rectally, or transmucosally absorbed in the mouth but not swallowed; however, these forms of administration are often not as "fast-acting" as would be desired.

Liquid, syrups or suspensions are an alternative to solid dosage forms and are often preferred for pediatric and geriatric patients who have problems swallowing tablets.

However, these dosage forms can be difficult to measure accurately and administer easily. Liquid formulations often deteriorate rapidly upon exposure to heat or other atmospheric conditions and consequently have a relatively short shelf life. Furthermore, liquid formulations require a relatively large volume and are bulky to store.

The bitter after-taste of many drugs which are orally administered, such as tablets, capsules or suspensions, often contributes to patient non-compliance in taking medicine. Apart from the taste of a chewable nutritional supplement, the 'mouth-feel' of the supplement must also be taken into account. 'Mouth-feel' is a concept that encompasses non-taste-related aspects of the sensation experienced by a person while chewing or swallowing a nutritional supplement. Aspects of mouth-feel include the hardness and brittleness of a composition, whether the composition is chewy, gritty, oily, creamy, watery, sticky, easily dissolved, astringent, effervescent, and the like, and the size, shape, and form (tablet, powder, gel, etc.) of the composition.

In view of the foregoing, there remains a need to develop a formulation for the oral delivery of a pharmaceutical agent that overcomes at least one of the disadvantages of prior formulations. CTT Pharma's wafer technology has overcome many of these problems.

A "pharmaceutical agent" refers to any compound useful to treat or reduce the symptoms of a medical condition. Examples of pharmaceutical agents include:

•

antimicrobial agents, such as triclosan,

•

non-steroidal anti-inflammatory drugs, such as aspirin, acetaminophen and ibuprofen;

•

decongestants, such as pseudoephedrine hydrochloride and phenylepherine;

•

anti-histamines, such as brompheniramine maleate and chlorpheniramine maleate,

•

expectorants, such as guaifenesin, ipecac, potassium iodide, terpin; anti-diarrheals, such a loperamide;

•

general nonselective CNS depressants, such as barbiturates;

•

general nonselective CNS stimulants such as caffeine and nicotine;

•

antiparkinsonism drugs such as levodopa;

•

opioid analgesics such as codeine, morphine, fentanyl, heroin, hydrocodone,normorphine, opium, oxycodone, and oxymorphine; analgesic-antipyretics such as salycilates and phenylbutazone;

•

psychopharmacological drugs such as chlorpromazine and methotrimeprazine; and

•

hypnotics, sedatives, antiepileptics, awakening agents

Thus, a wafer formulation is an effective tool in the treatment of many diseases.

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

There are several different aspects to our orally administered agents:

•

At least one physiologically acceptable film forming agent, wherein said wafer is formed by exposing an aqueous mixture of the film forming agent to a plurality of heating and cooling cycles.

•

A pharmaceutical agent and at least one physiologically acceptable film forming agent, wherein the pharmaceutical agent is present in a pre-defined quantity.

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

Our Wafer is superior to other pharmaceutical delivery systems in that these delivery systems are limited due to poor bioavailability, slow on-set of action or variable absorption. In those cases, our technology may increase the benefit of the therapy by improving bioavailability or absorption or by decreasing time to onset of action.

The wafer formulations can be enhanced in a number of ways to include:

•

Saliva stimulating agents

•

Plasticizing agents

•

Cooling agents

•

Stabilizing agents

•

Thickening agents

•

Artificial sweeteners

•

Binding agents

•

Colorants

A "pharmaceutical agent" refers to any compound useful to treat or reduce the symptoms of a medical condition. Examples of pharmaceutical agents include:

•

antimicrobial agents, such as triclosan,

•

non-steroidal anti-inflammatory drugs, such as aspirin, acetaminophen and ibuprofen;

•

decongestants, such as pseudoephedrine hydrochloride and phenylepherine;

•

anti-histamines, such as brompheniramine maleate and chlorpheniramine maleate;

•

expectorants, such as guaifenesin, ipecac, potassium iodide, terpin;

•

anti-diarrheals, such a loperamide;

•

general nonselective CNS depressants, such as barbiturates;

•

general nonselective CNS stimulants such as caffeine and nicotine;

•

antiparkinsonism drugs such as levodopa;

•

opioid analgesics such as codeine, morphine, fentanyl, heroin, hydrocodone, normorphine, opium, oxycodone, and oxymorphine; analgesic-antipyretics such as salycilates and phenylbutazone;

•

psychopharmacological drugs such as chlorpromazine and methotrimeprazine; and

•

hypnotics, sedatives, antiepileptics, awakening agents

Thus, a wafer formulation is an effective tool in the treatment of many diseases.

To incorporate a pharmaceutical agent into a wafer, the pharmaceutical agent is dissolved in an aqueous solution and added to a gel formed by an aqueous mixture of a selected film-forming agent. The wafer-forming heating and cooling cycles are then applied to the admixture of the pharmaceutical agent.

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

The wafer formulations can be enhanced in a number of ways to include:

•

Saliva stimulating agents

•

Plasticizing agents

•

Cooling agents

•

Stabilizing agents

•

Thickening agents

•

Artificial sweeteners

•

Binding agents

•

Colorants

Preparing the wafer comprises the following steps:

1. Mixing at least one physiologically acceptable film forming agent with an aqueous solution to form a gel; and

2. Exposing the gel to cycles of heating and cooling to transform the gel mixture.

An orally administrable wafer may be made using one or more physiologically acceptable film forming agents. The term "physiologically acceptable" refers to film-forming agents that are acceptable for consumption and that exhibit minimal or no adverse side effects on consumption. Suitable film-forming agents for use to make the wafer include pullulan, hydroxypropylmethyl cellulose, hydroxyethyl cellulose, hydroxypropyl cellulose, alcohol, high amylase starch, dextrin, pectin, chitin, chitosan, levan, elsinan and mixtures thereof. A preferred film forming agent is pullulan. Another preferred film forming agent is a mixture of pullulan, PEG and poly vinyl alcohol and carrageenan.

Secondary film forming agents may be added to the formulation to optimize wafer characteristics such as tensile strength, stability, flexibility and brittleness including agents such xanthan gum, tragacanth gum, guar gum, acacia gum, arabic gum, collagen, gelatin, zein, gluten, soy protein isolate, whey protein isolate, casein and mixtures thereof. The amount of secondary film forming agent will vary depending on the primary film forming agent used as well as the desired properties of the wafer.

The one or more selected film-forming agents are dissolved in an aqueous solution to form a gel. The aqueous solution may simply be water, or a water-based solution such as mixtures of water and ethyl alcohol. Generally, a gel is formed by mixing a 4:1 ratio of film forming agent to aqueous solution. One of skill in the art will appreciate that this may vary with the selected film forming agent and aqueous solution.

To form the wafer, a novel method is employed comprising exposing the gel to a plurality of heating and cooling cycles. Thus, the gel is exposed to a period of heating in which the gel is rapidly heated to a temperature of up to about 90 °C. Following the heating period, the gel is exposed to a cooling or non-heating period. This cycle may be repeated multiple times.

The result of the multiple heating and cooling cycles on the gel is a wafer having unique morphological characteristics that confer on it a very high rate of dissolution that exceeds the dissolution rate of other film-like formulations. The rapid dissolution rate of the wafer results in very rapid absorption of the components makes it a suitable means to orally deliver a pharmaceutical agent. Thus, the wafer exhibits maximum or peak absorption of a component therein within about 5-10 minutes which is at least comparable or less than the absorption time for a component administered intravenously.

The wafer is extremely thin which contributes to its rapid dissolution and ease of administration.

Overview of Drug Delivery Industry

The drug delivery industry develops technologies for the improved administration of drugs. Drug delivery companies may seek to develop products on their own that would be patent-protected by applying proprietary technologies to off-patent pharmaceutical products. Primarily, drug delivery technologies are focused on improving safety, efficacy, ease of patient use and/or patient compliance. Pharmaceutical and biotechnology companies consider improved drug delivery as a means of gaining competitive advantage over their peers.

Pain management is a prime target for the drug delivery industry for a number of reasons. Most delivery systems are administered by injection, transdermal or traditional oral delivery systems. Many of these delivery systems address large markets for which there is an established medical need. Alternative delivery systems for pharmaceutical agents are widely used, as physicians are familiar with them and accustomed to prescribing them. However, therapeutic benefits vary significantly.

Poor patient acceptance of other delivery systems, especially injection therapies can lead to medical complications. In addition, injections can often require incremental costs associated with administration in hospitals or doctors' offices.

We believe that patient acceptance of and adherence to a dosing regimen is higher for orally delivered medications than it is for non-orally delivered medications. Our business strategy is partly based upon our belief that our Wafer is an efficient and safe delivery system which represents a significant commercial opportunity.

Leading Current Approaches to Drug Delivery

Transdermal (via the skin) and "Needleless" Injection

Penetration into or through the skin is neither efficient nor ineffective. Some pharmaceutical agents can be transported across the skin barrier into the bloodstream. However absorption rates are significantly less than with our Wafer.

Nasal (via the nose)

The nasal route (through the membranes of the nasal passage) of drug administration has been limited by low and variable bioavailability for proteins and peptides. As a result, penetration enhancers often are used with nasal delivery to increase bioavailability. These enhancers may cause local irritation to the nasal tissue and may result in safety concerns with long-term use.

Pulmonary (via the lung)

Pulmonary delivery (through the membranes of the lungs) of drugs is emerging as a delivery route for large molecules. Although local delivery of respiratory drugs to the lungs is common, the systemic delivery (i.e., delivery of the drugs to the peripheral vasculature) of macromolecular drugs is less common because it requires new formulations and delivery technologies to achieve efficient, safe and reproducible dosing.

Intraoral (via the membranes in the mouth)

Intraoral delivery is also emerging as a delivery route for large molecules. Buccal delivery (through the membrane of the cheek) and sublingual delivery (through the membrane under the tongue) are forms of intraoral delivery.

Oral (via the mouth)

We believe that the oral method of administration is the most patient-friendly option, in that it offers convenience, is a familiar method of administration that enables increased compliance and, for some therapies, may be considered the most physiologically appropriate. We, and other drug delivery and pharmaceutical companies, have developed or are developing technologies for oral delivery of drugs. We believe that our Wafer provides an important competitive advantage in the oral route of administration because it does not alter the chemical composition of the therapeutic macromolecules. Further, we believe that our Wafer will be preferred to oral delivery systems because of the quantity or frequency of the dosage, the physical size of the capsule or tablet being swallowed or the taste. For example, in an oral liquid formulation, patient compliance was hindered by patients' distaste for the liquid being administered. In addition, patients and the marketplace will more likely respond favorably to improvements in absorption, efficacy, safety, or other attributes of our Wafer.

Patents and Other Forms of Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing the proprietary rights of others (please refer to Part I, Item 1A "Risk Factors" for further discussion of how our business will suffer if we cannot adequately protect our patent and proprietary rights"). We seek patent protection on various aspects of our proprietary chemical and pharmaceutical delivery technologies, including the delivery agent compounds and the structures which encompass our Wafer. Its method of preparation and the combination of our compounds with a pharmaceutical agent.

On January 7, 2014 the United States Patent and Trademark Office issued Patent Number 8,623,401 B2 to Panka Modi for his wafer formulation. On November 9, 2010 the Canadian Intellectual Property Office issued Patent Number 2,624,110 to Dr, Modi for his wafer formulation. Both patents were subsequently assigned to CTT Pharma.

We intend to file additional patent applications when appropriate and to aggressively prosecute, enforce, and defend our patents and other proprietary technology.

We also rely on trade secrets, know-how, and continuing innovation in an effort to develop and maintain our competitive position. Patent law relating to the patentability and scope of claims in the biotechnology and pharmaceutical fields is evolving and our patent rights are subject to this additional uncertainty.

Others may independently develop similar product candidates or technologies or, if patents are issued to us, design around any products or processes covered by our patents. We expect to continue, when appropriate, to file product and other patent applications with respect to our inventions. However, we may not file any such applications or, if filed, the patents may not be issued. Patents issued to or licensed by us may be infringed by the products or processes of others.

Defense and enforcement of our intellectual property rights can be expensive and time consuming, even if the outcome is favorable to us. It is possible that the patents issued to or licensed to us will be successfully challenged, that a court may find that we are infringing validly issued patents of third parties, or that we may have to alter or discontinue the development of our products or pay licensing fees to take into account patent rights of third parties.

Our delivery agents will be manufactured by third parties. Although there are a limited number of duly licensed manufacturing facilities which will be licensed to produced a cannabis wafer, we do not believe that there will be difficulty in securing a manufacturer.

PRODUCT DEVELOPMENT AND MILESTONES

We intend to enter into an agreement with a company capable of extracting purified cannabis extracts such as THC CBD and CBG and then testing the cannabis extracts tested for their potency. The Company will then enter into an agreement with a supplier to produce the wafer. Until such time as we are satisfied with the quality of the wafer, the wafer will be produced without the cannabis. Once the wafer meets our quality control standards, the wafer will then be treated with the cannabis extract to create a rapidly dissolving formulation suitable for oral administration.

If we are not able to enter these agreements, or we experience delays in the development of our product, our business will be adversely affected.

Once we reach agreements for the extraction and production process, it will take approximately two months and cost approximately $35,000.

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

During the Company's first year of operations, general and administrative expenses including salaries and travel will be approximately $285,000.

We estimate our total expenses in year one inclusive of salaries, overhead and travel will be approximately $600,000.

Subject to regulatory approval from Canada Health, human trials will then begin. We estimate that these trials will begin in approximately one year and will cost $830,000 inclusive of all required laboratory testing. These trials will be very specific and indication oriented to give us a specific results. The trials will be done with four way arms protocol. This will involved the following dosing schedules to achieve our results directed toward quantitative measurements of efficacy (effects) of the doses, blood levels of drug or cannabis contents, side effects evaluation. We believe that these trials will take three to six months to complete.

MANUFACTURING

We will rely on third party manufacturers to produce our Wafers for at least two years following the initial production of the Wafer. Subject to sufficient cash flow, available working capital, market conditions and any governmental regulations, we may build our own manufacturing facility. However, costs constraints and sufficient working capital will likely restrict our ability to build a facility for at least two years in which case we will continue to rely on third party manufacturers.

If we build a manufacturing facility in Canada, of which there can be no assurance, we estimate the cost to build and equip this facility will be approximately $600,000. If we do not build a manufacturing facility, we will allocate these funds to general working capital.

The facilities and equipment required to complete the facility will include:

1)

Walk-in vault to comply with the Health Canada Security Directives for Controlled Substances;

2)

Building security, including access control, video surveillance and motion detectors;

3)

Equipment to produce the wafers and

4)

Laboratory equipment to monitor and test product quality

If we build our own facility, of which there can be no assurance, the facility will be subject to Good Manufacturing Practices. ("GMP"). GMP is the national standard for the production of pharmaceuticals. A GMP facility is under strict environmental control to assure manufacturing of sterile, potent and uncontaminated products for human therapies.

It is not enough to build a GMP facility, it is critically important that it also operate at current Good Manufacturing Practice levels. It must have standard operating procedures (SOPs) in place to ensure proper manufacturing, record keeping and retention, environmental cleaning, and facility and equipment monitoring.

In order to produce the cannabis wafer in Canada, we will apply to become a licensed dealer under the Marijuana for Medical Purposes Regulations ("MMPR"). A licensed dealer is authorized to have a narcotic in their possession for the purpose of exporting the narcotic from Canada. The annual quota allocated to us or our contract manufacturers for the active ingredient in any product may not be sufficient to meet commercial demand or complete clinical trials. Consequently, any delay or refusal by Canada Health in establishing our procurement and/or production quota for controlled substances could delay or stop our product launches, which could have a material adverse effect on our business, financial position and operations.

Total expenses in year two (following the initial production of the Wafer) are estimated to be $1,580,000. If we do not build a manufacturing facility, expenses otherwise allocated for the construction of a manufacturing facility will be allocated to general working capital.

Distribution

Once the Company proves the medical efficacy of its cannabis wafer, the Company intends to solicit companies in multiple countries for the exclusive right to distribute the Company's cannabis wafers. There can be no assurance that the Company will be successful in negotiating licensing agreements.

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

Competition

Our success depends in part upon maintaining a competitive position in the development of pharmaceutical agents suitable for our delivery system. We compete in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, and with entities developing new drugs that may be orally active. Our product candidates compete against alternative therapies or alternative delivery systems for each of the medical conditions our product candidates address, independent of the means of delivery. Many of our competitors have substantially greater research and development capabilities, experience, marketing, financial and managerial resources than we have

The pharmaceutical and biotechnology industry is characterized by intense competition, rapid product development and technological change. Most of our potential competitors are large, well established pharmaceutical, chemical or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our Wafers. Our Wafers could be made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors. Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments. We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or with the assistance of major health care companies in areas where we are developing product candidates. We are aware of certain development projects for products to treat or prevent certain diseases targeted by us, and the existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

In the area of advanced drug delivery, a number of companies are developing or evaluating enhanced drug delivery systems. We expect that technological developments will occur at a rapid rate and that competition is likely to intensify as various alternative delivery system technologies achieve similar if not identical advantages. Many of our competitors have greater financial and other resources, including larger research and development, marketing and manufacturing organizations. As a result, our competitors may successfully develop technologies and drugs that are more effective or less costly than any that we are developing or which would render our technology and future products obsolete and noncompetitive.

Our Operations

We have limited operations to date. We do not have a manufacturing facility. We will rely on third party manufacturers to produce our Wafers for at least the next two years.

Research and Development

During the fiscal years ended December 31, 2014 and 2013, we did not incur expenses for research and development.

Employees

Except for our officers and directors, as of December 31, 2014, we had no full time employees. We do have two part time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

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

Any facility constructed in Canada for the commercial manufacturing, processing, testing, control and labeling of pharmaceutical products (such as our cannabis wafers) must be registered with and approved by Canada Health. The facility will be subject to rules and regulations promulgated by Canada Health. Continued registration requires compliance with GMP regulations. Canada Health conducts periodic establishment inspections to confirm continued compliance with its regulations. We are subject to various federal, provincial and local laws, regulations and recommendations relating to such matters as laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with our research and development work.

While we do not currently manufacture any commercial products ourselves, if we did, we would bear additional cost of Canada Health compliance.

To date, the Company has not submitted any licensing applications with Canada Health.

The use of cannabis as a pharmaceutical agent in our Wafers

MEDICAL MARIJUANA

As discussed above, the Company's wafers can address a myriad of medical issues. With increased awareness of the medicinal benefits of cannabis, the Company's initial focus will be a cannabis wafer.

In Canada, and most developed countries, cannabis is a controlled substance. Our Wafers will be categorized as a controlled substance under the federal Controlled Substances Act of 1970, or CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, not currently "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use that contain cannabis or cannabis extracts may be required to be placed in Schedules II—V, since approval by the FDA satisfies the "accepted medical use" requirement. Consequently, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use may be subject to a significant degree of regulation.

Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the importation, manufacturing or distribution of any products.

Furthermore, failure to maintain compliance with Canada Health, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. Canada Health may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Controlled substances are also subject to regulation at the provincial level. Though provincial-controlled substances laws often mirror federal law, because the provinces are separate jurisdictions, they may separately schedule any product candidates as well. While some Canadian provinces automatically schedule a drug based on federal action, other provinces schedule drugs through rulemaking or a legislative action. Provincial scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We will need to obtain separate, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the provinces or Canada Health.

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

Item 1A. Risk Factors.

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

With the acquisition of CTT Pharma, we abandoned our previous business ventures and adopted the business of CTT Pharma. CTT Pharma is a development stage company focused in developing an oral delivery system for medications on dispersable film. CTT Pharma was organized in March 8, 2007. Accordingly, we have a limited operating history. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new delivery system for medications including cannabis. As of the date of this report, we have not generated any revenues and have limited assets. There is nothing at this time on which to base an assumption that our business operations will be successful in the long-term. Our future operating results will depend on many factors, including:

•

our ability to raise adequate working capital;

•

success of in developing and marketing the oral delivery system;

•

demand for an oral delivery system;

•

increased legalization of cannabis for medical and recreational usage;

•

offer a larger variety of medications utilizing the oral delivery system;

•

the level of our competition; and

•

our ability to attract and maintain key management and employees.

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

There is substantial doubt about our ability to continue as a going concern

We have not generated any revenues to date while continuing to incur significant operating expenses. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management's plan to address our ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement or institutional sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods described above, there can be no assurances that such methods will prove successful. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The medical marijuana industry is our primary target market. While many jurisdictions have been decriminalizing or legalizing the use of medical marijuana, if this trend stops or is reversed, demand for our cannabis wafers will diminish. This would have a a negative impact on our business, operations and financial condition,

We may be unable to successfully develop, market, or commercialize our Wafers without establishing new relationships and maintaining current relationships and our ability to successfully commercialize, and market our Wafers.

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

Government regulation also affects the manufacturing and marketing of the Wafer. Government regulations may delay marketing of the Wafer, impose costly procedural requirements upon our activities and furnish a competitive advantage to larger companies or companies more experienced in regulatory affairs. Delays in obtaining governmental regulatory approval could adversely affect our marketing as well as our ability to generate significant revenues from commercial sales. Moreover, if regulatory approval of our Wafer is granted, such approval may impose limitations on the indicated use for which the Wafer be marketed. Regulatory standards are stringently applied and failure to comply with regulatory standards can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution.

The regulatory approval process presents several risks to us:

•

Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency's requirements for safety, efficacy, and quality.

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

•

Our wafers and our manufacturers, are subject to continuing and ongoing review, and discovery of problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market

•

Regulatory authorities and agencies may promulgate additional regulations restricting the sale of pain relief wafers.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions.

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

Although our Wafer delivery system is patented there can be no assurance that the patent will provide us with meaningful protection from competition, or that we will possess the financial resources necessary to enforce any of our patents. Also, we cannot be certain that any products that we (or a licensee) develop will not infringe upon any patent or other intellectual property right of a third party. We also rely upon trade secrets, know-how, and continuing technological advances to develop and maintain our competitive position.

We are dependent on third parties to manufacture our Wafers.

Currently, we have no manufacturing facilities for production. The availability of manufacturers is limited by both the capacity of such manufacturers and their regulatory compliance. Among the conditions for Canada Health approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures continually conform with current GMP (GMP are regulations established by Canada Health and other regulatory bodies that govern the manufacture, processing, packing, storage and testing of drugs intended for human use). In complying with GMP, manufacturers must devote extensive time, money, and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility. Such actions could severely delay our ability to obtain product from that particular source.

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

Our executive officers and key employees will be crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed

Our future success is dependent, in a large part, on retaining the services of Dean Hanish, Dr. Pankaj Modi and Allen Greenspan. The knowledge, leadership and technical expertise of management would be difficult to replace. While no director has plans to leave or retire in the near future, the loss of any of our directors could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in developing our job verticals, completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key management may be disruptive to our operations. Competition for such personnel can be intense, and we may be unable to attract, integrate and retain such personnel successfully.

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

As of the date of this report, our officers and directors collectively and beneficially own approximately 45% of our outstanding common stock. This concentration of voting control gives management substantial influence over any matters which require a stockholder vote, including without limitation the election of directors and approval of merger and/or acquisition transactions, even if their interests may conflict with those of other stockholders. It could have the effect of delaying or preventing a change in control of, or otherwise discouraging, a potential acquirer from attempting to obtain control of the company. This could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then prevailing market prices for their shares of common stock.

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

In the future, we may incur significant legal, accounting and other expenses as a result of operating as a public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

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

Our common stock is currently quoted on OTCQB. We have, however, a very limited trading history. If a market for our common stock ever develops, there could be volatility in the volume and market price of our common stock. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, factors relating to our industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Our stockholders could sell substantial amounts of common stock in the public market, including shares upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933 (the "Securities Act"), if available, or upon trading limitation periods. Such volume could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors and officers have rights to indemnification.

We will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was our director or officer, or who is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with the action, suit or proceeding, to the full extent permitted by Delaware law. The inclusion of these provisions in our Articles may have the effect of reducing the likelihood of derivative litigation against directors and officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and officers for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders.

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

The SEC has adopted regulations which generally define a "penny stock" as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a "penny stock" and is subject to Rule 15g-9 under the Exchange Act, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

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

THE RISKS SET FORTH ABOVE SHOULD NOT BE CONSTRUED AS A COMPLETE LIST OF THE RISKS WHICH MAY AFFECT THE COMPANY'S BUSINESS, THE OFFERING OR THE RISKS WHICH YOU FACE AS A PROSPECTIVE INVESTOR. THE SECURITIES OFFERED INVOLVE A HIGH DEGREE OF RISK AND MAY RESULT IN THE LOSS OF YOUR ENTIRE INVESTMENT. ANY PERSON CONSIDERING THE PURCHASE OF THESE SECURITIES SHOULD BE AWARE OF THESE AND OTHER FACTORS SET FORTH IN THIS MEMORANDUM AND SHOULD CONSULT WITH HIS, HER OR ITS LEGAL, TAX AND FINANCIAL ADVISORS PRIOR TO MAKING AN INVESTMENT IN SECURITIES. THE SECURITIES SHOULD ONLY BE PURCHASED BY PERSONS WHO CAN AFFORD TO LOSE ALL OF THEIR INVESTMENT.

Item 1B. Unresolved Staff Comments.

The Company has received several comment letters from the Staff of the Securities and Exchange Commission in connection with its filing on Form 8-k related to the acquisition of CTT Pharma. On March 3, 2015 we received a comment letter from the Commission in connection with the filing on February 18, 2015 of our Form 8-K/A-3. On April 6, 2015 we received a comment letter regarding our Form 8-K/A-4 filed March 24, 2015.

Item 2. Properties.

Our principal executive offices are located at 429 Kent Street unit 112, Ottawa, Ontario, Canada K2P 2B4. We lease approximately. We lease approximately 500 square feet of space. Our monthly rent is $1,000.00. We do not anticipate any problems in securing additional office space if needed.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol "MDST." Trading in our common stock in the over-the-counter market has been very limited and the quotations set forth below are not necessarily indicative of actual market conditions. The high and low sales prices for our common stock for each quarter of the fiscal years ended December 31, 2014 and 2013 according to OTC Markets Group Inc., were as follows:

Quarter Ended	High	Low
December 31, 2014	$0.08	$0.02
September 30, 2014	$0.15	$0.01
June 30, 2014	$0.03	$0.01
March 31, 2014	$0.03	$0.01
December 31, 2013	$0.03	$0.01
September 30, 2013	$0.02	$0.01
June 30, 2013	$0.04	$0.01
March 31, 2013	$0.12	$0.01

As of April 7, 2015 the closing price of our common stock was $0.04 per share, according to OTC Markets Group Inc.

Record Holders

As of April 8, 2015 there were approximately 330 record holding our common stock, which does not include an undetermined number of beneficial stockholders who hold their shares in "street name" through a brokerage or other institution. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any such dividends in the future. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on common stock other than those generally imposed by applicable state law.

Equity Compensation Plan Information

On October 15, 2014 the Company's Board of Directors established the 2014 Stock Incentive and Compensation Plan. (the "Plan"). The purpose of the Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to attract, retain and reward directors, employees and consultants (collectively, "Participants") and strengthen the mutuality of interests between such persons and the Company's stockholders.

Pursuant to the Plan, the Company may issue non-qualified stock options, incentive stock options, stock appreciation rights and common stock (collectively, the "Awards") to eligible Participants.

The aggregate number of shares of Common Stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 10,000,000 shares of Common Stock.

The Plan will be administered by a Compensation Committee. If no Compensation Committee has been established, the Plan will be administered by the Company's Board of Directors. The Board will have full authority, among other things, to: (a) select the eligible employees and consultants to whom the Awards may from time to time be granted; (b) determine, in accordance with the terms of the Plan, the number of shares of Common Stock to be covered by each Award to an eligible employee or consultant granted; and (c) determine the terms and conditions of any Award granted hereunder, including, but not limited to, the exercise or purchase price (if any), any restriction or limitation, any vesting schedule or acceleration thereof, or any forfeiture restrictions or waiver thereof, regarding any Stock Option or other Award, and the Common Stock relating thereto, based on such factors, if any, as the Committee shall determine, in its sole discretion.

The Board may at any time amend, in whole or in part, any or all of the provisions of the Plan, or suspend or terminate the Plan entirely. Provided, however, that, unless otherwise required by law or specifically provided in the Plan, the rights of a Participant with respect to Awards granted prior to such amendment, suspension or termination, may not be impaired without the consent of such Participant.

Sale of Unregistered Securities:

On September 9, 2014, Mindesta, Inc. entered into a Share Exchange Agreement (the " Exchange Agreement") with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 ("CTT" or "CTT Pharma"), and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of Mindesta common stock. We also issued an additional 8,444,337 shares in connection with the same transaction.

Prior to the Exchange Agreement, on May 20, 2014, the Company completed a non brokered private placement consisting of the sale of 15,783,332 units at a price of US$0.015 per unit for total proceeds of US$236,750. Each unit consists of one common share and one half of a share purchase warrant. Each whole warrant entitles the holder to purchase one common share at a price of $0.0175 until December 31, 2016. We used the net proceeds of this offering for general working capital purposes. We also issued 10,700,000 to our former president for cancellation of indebtedness.

With respect to the sale of the securities identified above, we relied on the exemption provisions of Section 4(2), of the Securities Act, as amended.

At all relevant times, the securities were offered subject to the following terms and conditions:

•

The sale was made to a sophisticated or accredited investor, as defined in Rule 502 or were issued pursuant to a specific exemption;

•

We gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•

At a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

•

Neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2014 and 2013 found in this 10-K report.

In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as "anticipate," "believe," "intends," or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

General

The following analysis of our financial condition and results of operations should be read in conjunction with the financial statements, including footnotes, and other information presented elsewhere in this report on Form 10-K.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our results of operations and financial condition.

Overview

Mindesta, through its wholly owned subsidiary, CTT Pharma, specializes in drug delivery systems technology within the pharmaceutical industry. CTT Pharma's focus is fast dissolving drug delivery systems. The company's technology platform includes the development of advanced oral delivery thin wafers infused with both natural and/or synthetic cannabis extracts (THC, annabinoids, Terpenes) for pain management and treatment. CTT Pharma has no revenues to date and is unlikely to generate cash flows from operations in the immediate future.

We will need a significant infusion of capital, whether in the form of debt or equity financing to finance ongoing operations and to implement our business plan. We have no commitment for additional funding. For the year ended December 31, 2014, we incurred a net loss before other items of $672,162, negative cash flows from operations of $72,250 and have no current sources of revenue. This raises substantial doubt regarding our ability to continue as a going concern. Without this capital infusion, it is highly unlikely that we will be able to fully implement our business plan.

On September 9, 2014, Mindesta, Inc. entered into a Share Exchange Agreement (the " Exchange Agreement") with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 ("CTT" or "CTT Pharma"), and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of Mindesta common stock.

The 140,738,948 restricted shares of Mindesta common stock issued to former CTT Pharma stockholders and the 8,444,337 shares of Mindesta restricted shares issued at closing represent approximately 80% of the then issued and outstanding common stock of Mindesta.

As a result of the transactions effected by the Exchange Agreement, at closing CTT Pharma became a wholly owned subsidiary of Mindesta and Mindesta has abandoned all of its previous business operations with the business of CTT Pharma now being Mindesta's sole business. CTT Pharma is a development stage company with limited operations to date focused on developing an oral delivery system of medication contained on a disposable film.

The Exchange Agreement was accounted for as a reverse acquisition and recapitalization of the Company and as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of CTT Pharma (the accounting acquirer), with the assets and liabilities, and expenses of the Company being included effective from the date of the Exchange Agreement. As the Exchange Agreement was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The transaction is in substance a capital transaction, rather than a business combination, thus no goodwill or other intangible assets have been recorded. The significant components of the transaction are as follows:

Assets acquired:	$1,867
Liabilities assumed:	(31,767)
Net	$(29,900)

The historical financial statements for periods prior to the Exchange Agreement are those of CTT Pharma, except that the equity section and earnings per share have been retroactively restated to reflect the Exchange Agreement. As a result of the Exchange Agreement, the Company has ceased mineral exploration and focuses on oral drug delivery systems.

Results of Operations – Years ended December 31, 2014 and 2013

RESULTS OF OPERATIONS:

For the twelve months ended December 31, 2014, the Company recorded a Net income of $227,838 or $0.01 per share, as compared to a Net loss of $18,911 for the twelve months ended December 31, 2013, or ($0.01) per share. The net income in 2014 can be attributable solely to the gain on contracts settled through the issuance of common stock.

The Company had no revenues for the periods ended December 31, 2014 and 2013.

For the twelve months ended December 31, 2014, expenses totaled $672,162 compared to $18,911for the twelve months ended December 31, 2013. Our largest expenses for 2014 were $483,377 for investor relations and $126,760 for marketing and promotion. Our sole expenses for 2013 were $3,884 for office and administrative expenses and $15,067 in professional fees.

Except for our officers and directors, as of December 31, 2014, we had no full time employees. We do have two part time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 2014 the Company had cash of $81,179. The Company had no cash or any other assets at December 31, 2013. The principal source of our funds during 2014 were through the sale of equity securities and officer loans. On May 20, 2014, we completed a non brokered private placement consisting of the sale of 15,783,332 units at a price of US$0.015 per unit for total proceeds of $236,750. Each unit consists of one common share and one half of a share purchase warrant. Each whole warrant entitles the holder to purchase one common share at a price of $0.0175 until December 31, 2016.

At December 31, 2014 we had prepaid expenses attributable to current assets of $963,125 and accounts receivable totaling $5,430. Current assets totaled $1,049,734. We have also recorded as a long term asset, prepaid expenses totaling $612,637. As a result, our total assets were $1,662,370. There were no company assets at December 31, 2013.

Current liabilities:

Current liabilities at December 31, 2014 totaled $1,075,740 including a liability of $906,250 for the issuance of common stock, $147,240 due related parties and $22,250 in accounts payable and accrued liabilities.

We have a working capital deficit of $26,006.

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

Current and Future Financing Needs

We have a stockholders' deficit of approximately $26,006 at December 31, 2014.

We estimate our total expenses for the next year to implement our business plan inclusive of salaries, overhead and travel will be approximately $600,000.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements of Mindesta, Inc. are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable. However, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company's Board of Directors, has reviewed the Company's disclosures relating to these estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements for the fiscal years ended December 31, 2014 and 2013 are attached hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our principal executive officer and principal financial officer, in a manner that allowed for timely decisions regarding disclosure.

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on this evaluation, our management concluded that, as of June 30, 2014, we maintained effective internal control over financial reporting.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Our management, including our principal executive officer and principal financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management's override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position(s) and Office(s)
Dr. Pankaj Modi	60	CEO/DIRECTOR
Dr. Allen Greenspoon	60	DIRECTOR
Dean Hanisch	44	PRESIDENT/SEC/ DIRECTOR
Lucie Letellier	54	CHIEF FINANCIAL OFFICER

Dr. Pankaj Modi: Since September 9, 2014 Dr. Modi has served as our Chief Executive Officer and Director. In 2007 Dr. Modi founded CTT Pharma. He was the original patent owner of our wafer and has been instrumental in formulating various uses for the wafer. In 2006 he founded Transdermal Tech

Dr. Pankaj Modi, MD, PhD is a clinician and research scientist with experience in numerous medical areas. He is founder and president of NeoMed Chemotherapeutics Corp, which is developing a cancer treatment option, founder and president of Transdermal Corp, a dermatological specialty products company, co-founder and president of SoftTouch Corp, which developed a minimally invasive micro-needle device for injectable drugs, and founder and president of Photodyne Therapeutics Corp, which developed a novel dermatological therapy. Dr. Modi was founder, director and VP, Research and Development, of Generex Biotechnology Corp, until 2005, which developed a spray formula for use in the treatment of diabetes.

Previously, Dr. Modi gained 11 years of clinical experience conducting numerous large-scale clinical studies for FDA approvals in areas including diabetes, thrombolysis, management of various skin diseases and aesthetic cosmetic dermatology. He holds more than 25 US and Canadian patents and more than 280-plus world patents on stabilized compositions, photosensitizer compounds, a topical anesthetic formulation, pharmaceutical compositions, devices and methods and drug and vaccine delivery systems. Dr. Modi has obtained FDA approval for 13 drugs successfully over the past five years and currently has seven applications in process. Among the seven pending FDA approvals are five novel wound healing formulations and devices and two generic drugs to treat diabetes.

Dr. Modi is an adjunct professor of Internal Medicine at OVC, University of Guelph, Canada; Instituto de Endocrinologia Metabolismo y Reproduction, SA, Ecuador; Universidad de Buenos Aires (UBA); Sociedad Argentina de Medicina Interna General, Cruz Roja Boliviana; Associação Médica Brasileira; Centro Universitario de Ciencias de la Salud, Mexico; and Facultad de Salud Pública y Nutrición, Universidad Autónoma de Nuevo León, Universidad Nacional de Asunción, UNA, Spain.

Dr. Pankaj Modi received his M.D. in internal medicine (diabetology) from the Instituto de Endocrinologia Metabolismo y Reproduction, SA/University of Florida and completed a post-doctoral fellowship in neuroscience at McMaster University in Hamilton, Canada. He earned a Ph.D. in chemistry, biochemistry and biomedical sciences from the University of Toronto, a M.S. in chemical engineering (polymer science) from New York University (formerly Brooklyn Polytechnic) and a B.Sc. in chemistry, biology and physics from the University of Bombay in India.

A Fellow with the Royal College of Medicine, UK, Dr. Modi is a member of the American Diabetes Association, American Endocrinology Society, American Pain Society, American Dermatological Association, Associação Médica Brasileira and Sociedad Argentina de Medicina Interna General. He received faculty teaching awards three years in a row and was awarded Best Researcher by Movement Disorders and Psychiatry, McMaster University, Canada.

Dr. Allen Greenspoon, MD. Since September 9, 2014, Dr. Greenspoon has served as a corporate director.Dr. Greenspoon has been a practicing physician specializing in obstetrics and occupational health for over 25 years working in Hamilton, Ontario. He has been conducted multiple clinical research studies related diabetes, lipids (cholesterol) management, dermatology, obesity, oncology related research and cardiovascular diseases. He is the founder of Wellington@Work and the owner of Wellington Medical Centre. He also serves as a director of several privately held biotech companies.

Dean Hanisch: Since September 9, 2014 Mr. Hanisch has served as our president, secretary and as a director. Mr. Hanisch has over 15 years experience in business and finance. He has worked for and served as a consultant to several public companies. Since October 2012 he has worked for Steenberg Financial as a consultant for the Company's North American brokerage services. Steenberg concentrates in mergers and acquisitions. From 2012 to 2013 he served as the Interim chief executive officer for Mazorro Resources, an exploration stage mining company. From 2006 through 2011 he served as the Director of Business Development and Strategy for Paramount Gold and Silver Corp,. an exploratory stage mining company trading on the NYSE (PZG), TSX (PZG) and Deutsche Borse (P6G). From 2001-2005 he served as president of Titan Consulting Group. a professional service firm. Frin 1995 to 2001 her served as the managing partner of HT Search Company LTD., a permanent staffing company. Mr. Hanisch attended Carleton University and received a degree in finance from Algonquin College.

Lucie Leteller: On November 23, 2014, Ms. Letellier was appointed the Company's chief financial officer. Ms. Letellier is a financial professional with specialization in finance and accounting. She has 25 years experience as a senior accountant in the office of a Chartered Professional Accountant. Her skills include financial reporting, tax compliance, corporate governance and securities laws financial reporting compliance.

She currently serves as the chief financial officer of Crestwell Resources Inc. In addition, since 2013 she has provided accounting services on a contract basis.

Prior thereto, she operated her own business.

Beginning in 2010 and continuing for two years as the Controller of Acculift Flooring Corp.

From 2005 to 2009 Ms. Letellier served as the Chief Financial Officer of Paramount Gold and Silver Corp. (NYSE/TSX: PZG) having contributed to the development of the company from a private enterprise through private capital formation and two public listings overseeing $30 million in equity financing.

During this time she also served as the treasurer for Wind Works Power Corp., f/k/a Ammex Gold Corp.

Involvement in Certain Legal Proceedings:

During the past ten years:

1. None of our officers or directors has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

2. None of our officers or directors has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining any such officer or director from engaging in any activity in connection with the purchase or sale of securities or in connection with any violation of federal or state securities laws or federal commodities laws;

3. None of our officers or directors has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority.

4. None of our officers or directors has been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities laws; or.

5. None of our officers or directors has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization

Code of Ethics

We have adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Commission and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and accountability for adherence to the code. We undertake to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to the Company's executive officers located at: 429 Kent Street unit 112, Ottawa, Ontario, Canada K2P 2B4.

Committees of Board of Directors.

We currently do not have any committees of our Board of Directors. Our entire Board of Directors carries out such responsibilities as required by an audit committee, nominating committee and compensation committee. At some point in the future we anticipated establishing committees of our Board of Directors.

Item 11. Executive Compensation.

Our compensation philosophy is based on our belief that our compensation programs should: be aligned with stockholders' interests and business objectives; reward performance; and be externally competitive and internally equitable. We seek to achieve three objectives, which serve as guidelines in making compensation decisions:

•

Providing a total compensation package which is competitive and therefore enables us

•

to attract and retain, high-caliber executive personnel;

•

Integrating compensation programs with our short-term and long-term strategic plan and business objectives; and

•

Encouraging achievement of business objectives and enhancement of stockholder value by providing executive management long-term incentive through equity ownership.

We may compensate our Officers with cash compensation, common stock and common stock options. We have not established any quantifiable criteria with respect to the level of compensation, stock grants or options. Rather, the Board of Directors will evaluate cash, stock grants and stock options paid by similar mining companies. We do not have a Compensation Committee of the Board of Directors.

With respect to stock grants and options which may be issued to the Company's Officers and Directors, the Board will consider an overall compensation package that includes both cash and stock based compensation which would be in line with the Company's overall operations and compensation levels paid to similarly situated companies.

The following table sets forth the compensation paid by us to our officers and directors for the fiscal years ended December 31, 2014 and 2013. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

			Stock	Option
Name and Position	Year	Salary ($)	Awards	Awards	Total ($)

Pankaj Modi	2014	—	—	—	—
CEO/Director	2013	—	—	—	—

Dean Hanisch	2014	—	—	—	—
Pres/Sec/Director	2013	—	—	—	—

Lucie Letellier	2014	—	—	—	—
CFO	2013	—	—	—	—

Allen Greenspoon	2014	—	—	—	—
Director	2013	—	—	—	—

Greg Bowes	2014	—	—	—	—
Former officer and director	2013	—	—	—	—

Employment Agreements

Currently, there are currently no employment agreements in place for any of our officers.

Outstanding Equity Awards at Fiscal Year End

There are a total of 14,150,000 outstanding options and warrants of which 13,500,000 have an exercise price of $0.015 per share and 650,000 have an exercise price of $.10 per share.

Compensation of Directors

At present, we do not pay our Directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which Directors are compensated for any services they provide or for committee participation or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our equity securities owned as of April 6, 20154, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group. As of April 6, 2015, there were 195,068,022 shares of our common stock outstanding.

	No of Shares of	No. of	Percent of
Name and Address	Common Stock	Options	Class(1)(2)

Pankaj Modi	70,369,474	—	36.1%
519 Golf Links Road
Ancaster, Ontario L9G 4X9

Dean Hanisch	14,078,894	—	7.2%
326 River Road
Ottawa, Ontario KIV 1H2

Heshan Osman	20,970,103	—	10.7%
716 Vermillion Drive
Gloucester, Ontario
K1B 1V9

Capital Financial	28,471,489	—	14.6%
Camay Rabay, principal;
SGBL Bank street,
Beyrouth, Lebanon

Greg Bowes	20,200,000	200,000 (1)	10.5%
913 Quarry Road,
Carleton Place,
Ontario, Canada K7C 301

Allen Greenspoon	3,333,333	5,000,000	4.3%
M1-414 Victoria Ave. N.
Hamilton, ON L8L 5G8

Lucie Letellier	— (2)	—	—
88 Ramsay Road
Chelseam Quebec, J9B 2J1

All officers and Directors
As a Group (4)	87,781,691	5,000,000	47.5%

———————

(1)

Options are exercisable at $.10 per share.

(2)

Does not include 5 million shares of common stock issuable for assuming the role of CFO.

(3)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares

(4)

Based on 195,068,022 issued and outstanding shares of common stock as at April 6, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

•

any director or officer;

•

any proposed nominee for election as a director;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

•

any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

We issued shares of our common stock to our officers and directors for services rendered.

Related Party Transactions

None.

Director Independence.

We do not have an independent Board of Directors. Each of our Directors also serves as an Officer of the Company.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES. The aggregate fees billed for professional services rendered was $20,000 and $7,472 for the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 201 3, respectively, and $6,600 and $Nil for the reviews of the financial statements included in our Forms 10-Q for the fiscal years ended 2014 and 2013 respectively.

AUDIT-RELATED FEES. No fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

TAX FEES. No fees were billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning services.

ALL OTHER FEES. Other than the services described above, there were no other services provided by our principal accountants for the fiscal years ended December 31, 2014 and 2013.

We do not have an Audit Committee. Therefore, our entire Board of Directors (the "Board") serves in the capacity of the Audit Committee. In discharging its oversight responsibility as to the audit process, our Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."

Our Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

Our Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees." Our entire Board, acting in the capacity of the Audit Committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2014 with the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors our Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2014, for filing with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)

The following report and consolidated financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2014 and 2013

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)

Index to Exhibits

Exhibit	Exhibit
Number	Description

21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Officer's Certification Pursuant to Section 302 of Sarbanes Oxley Act
31.2	Officer's Certification Pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDESTA, INC.

Date: April 14, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer/Director

Date: April 14, 2015	By:	/s/ Lucie Letellier
Lucie Letellier
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer/Director

Date: April 14, 2015	By:	/s/ Dean Hanisch
Dean Hanisch
President/Director

Date: April 14, 2015		/s/ Allen Greenspoon
Allen Greenspoon
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mindesta, Inc.:

We have audited the accompanying consolidated balance sheets of Mindesta, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years then ended. Mindesta, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mindesta, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss before other items of $672,162 and the continuation of the Company is dependent upon the continuing support of the shareholders, ongoing product development, the successful implementation of a marketing program, market acceptance of its products and achieving profitability.  These factors along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, BC
April 10, 2015	MNP LLP

Mindesta Inc.

Consolidated Balance Sheets

(Expressed in United States Dollars, unless otherwise stated)

	As at
	December 31,
	2014	2013

Assets
Current
Cash	$81,179	$—
Prepaid expenses (note 3)	963,125	—
Receivables	5,430	—
Total current assets	1,049,734	—

Prepaid expenses (note 3)	612,636	—
Total assets	$1,662,370	$—

Liabilities
Current
Accounts payable and accrued liabilities	$22,250	$10,522
Liability to issue common shares (note 3)	906,250	—
Due to related parties (note 5)	147,240	18,800
Total liabilities	1,075,740	29,322

Stockholders' equity (deficiency)
Common stock 300,000,000 shares authorized, $0.0001 par value; 195,068,022 shares issued and outstanding (2013 – 149,183,285) (note 4)	19,507	14,918
Additional paid-in capital	128,173	69,282
Contributed Surplus	407,381	85,845
Accumulated other comprehensive income (loss)	(1,069)	(4,167)
Deficit	32,638	(195,200)
Total stockholders' equity (deficiency)	586,630	(29,322)

Total liabilities and stockholders' equity	$1,662,370	$—

Going Concern (Note 1)

Reverse Acquisition and Recapitalization (Note 2)

Commitments and contingencies (Note 6)

Approved by the Board; (signed) Dean Hanisch, Director

See accompanying notes to consolidated financial statements

Mindesta Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Expressed in United States Dollars, unless otherwise stated)

	Year ended December 31,
	2014	2013

Expenses
Consulting fees	$483,377	$—
Investor relations	7,517	—
Marketing and promotion	126,760	—
Office and administration	17,641	3,844
Professional fees	36,867	15,067
Total expenses	672,162	18,911
Other items
Gain on contracts settled through shares	900,000	—

Net income (loss)	$227,838	$(18,911)

Other comprehensive income (loss)
Foreign exchange translation gain	3,098	1,409
Comprehensive income (loss)	$230,936	$(17,502)

Net income (loss) per share – basic and diluted	$0.01	$(0.01)
Weighted average number of shares outstanding - basic and diluted	163,388,697	149,183,285

See accompanying notes to consolidated financial statements

Mindesta Inc.

Statement of Stockholders' Equity

For the Year Ended December 31, 2014

						Accumulated	Total
	Common Stock		Additional			Other	Stockholders'
	Number		Paid-in	Contributed	Accumulated	Comprehensive	Equity
	of Shares	Amount	Capital	Surplus	Deficit	Income (loss)	(Deficit)
Balance at December 31, 2012	149,183,285	$14,918	$69,282	$77,665	$(176,289)	$(5,576)	$(20,000)
Contribution of capital - interest	—	—	—	3,828	—	—	3,828
Contribution of capital – loan forgiveness (Note 5)	—	—	—	4,352	—	—	4,352
Foreign currency translation adjustment	—	—	—	—	—	1,409	1,409
Net loss	—	—	—	—	(18,911)	—	(18,911)

Balance at December 31, 2013	149,183,285	14,918	69,282	85,845	(195,200)	(4,167)	(29,322)
Issued pursuant to Exchange Agreement (note 2)	45,884,737	4,589	58,891	—	—	—	63,480
Stock based compensation	—	—	—	308,439	—	—	308,439
Contribution of capital – interest	—	—	—	7,958	—	—	7,958
Contribution of capital – loan forgiveness (Note 5)	—	—	—	5,139	—	—	5,139
Foreign currency translation adjustment	—	—	—	—	—	3,098	3,098
Net income	—	—	—	—	227,838	—	227,838

Balance at December 31, 2014	$195,068,022	$19,507	$128,173	$407,381	$32,638	$(1,069)	$586,630

See accompanying notes to consolidated financial statements

Mindesta Inc.

Consolidated Statements of Cash Flows

(Expressed in United States Dollars, unless otherwise stated)

	Year ended December 31
	2014	2013

Cash provided by (used in) Operating activities
Net income (loss) attributable to the company	$227,838	$(18,911)
Adjustments for non-cash transactions:
Imputation of interest on shareholder loans	7,958	3,828
Expenses paid by shareholders	5,139	4,352
Stock based compensation	308,439	—
Shares issued for services	237,363	—
Accrued management fees	60,000
Gain on liability to issue common shares	(900,000)	—
Prepaid expenses and deposits	(6,874)	—
Accounts receivable	—	—
Accounts payable and accrued liabilities	(12,113)	10,522
Cash used in operating activities	(72,250)	(209)

Investing activities
Cash received pursuant to reverse acquisition (Note 2)	151,891	—
Cash flows from investing activities	151,891	—

Effect of exchange rate changes on cash	1,538	209
Net increase (decrease) in cash	$81,179	$—
Cash, beginning of period	—	—
Cash, end of period	$81,179	$—
Supplementary information
Interest paid	$—	$—
Income taxes paid	$—	$—

 See accompanying notes to consolidated financial statements

Mindesta Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Mindesta Inc. (the "Company", or "Mindesta"), for the year ended December 31, 2014 and the notes thereto (the "Financial Statements") have been prepared in accordance with accounting principles generally accepted in the United States of America and have been presented in US dollars. The Financial Statements include the Company's wholly owned subsidiary CTT Pharmaceuticals Inc. ("CTT Pharma") (Note 2b). All significant intercompany accounts and transactions are eliminated in consolidation.

The Company plans to specialize in the development of oral drug delivery systems for pain management and treatment. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated cash flow from operations and is unlikely to generate cash flows from operations in the immediate or foreseeable future. For the year ended December 31, 2014, the Company has incurred a net loss before other items of $672,162 (2013 - $18,911), negative cash flows from operations of $72,250 (2013 - $209) and has had no sources of revenue. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's fiscal year-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a)

Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. Effective July 26, 2011, the Company changed its name to "Mindesta Inc." The Company trades on the OTC under the symbol MDST.

(b)

Reverse Acquisition and Recapitalization

On September 9, 2014, Mindesta entered into a Share Exchange Agreement (the " Exchange Agreement") with CTT Pharma, an entity organized under the Canadian Corporations Business Act in March 2007 and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of Mindesta common stock.

The 140,738,948 restricted shares of Mindesta common stock issued to former CTT Pharma stockholders and the 8,444,337 shares of Mindesta restricted shares issued at closing represent approximately 80% of the then issued and outstanding common stock of Mindesta.

As a result of the transactions effected by the Exchange Agreement, at closing CTT Pharma became a wholly owned subsidiary of Mindesta and Mindesta has abandoned all of its previous business operations with the business of CTT Pharma now being Mindesta's sole business. CTT Pharma is a development stage company with limited operations to date focused on developing an oral delivery system of medication contained on a disposable film.

Mindesta Inc.

Notes to Consolidated Financial Statements

The Exchange Agreement was accounted for as a reverse acquisition and recapitalization of the Company and as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of CTT Pharma (the accounting acquirer), with the assets and liabilities, and expenses of the Company being included effective from the date of the Exchange Agreement. As the Exchange Agreement was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The transaction is in substance a capital transaction, rather than a business combination, thus no goodwill or other intangible assets have been recorded. The significant components of the transaction are as follows:

Assets acquired:	$1,867
Liabilities assumed:	(31,767)
Net	$(29,900)

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

iii)

Functional and Presentation Currency

The functional currency of CTT Pharma is the Canadian Dollar and the functional currency of Mindesta is the United States Dollar. The reporting currency is the United States Dollar. The financial statements of the CTT Pharma are translated to United States dollars in accordance with ASC 830 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity.

iv)

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive income relates to the effects of translation from CTT Pharma's functional currency of the Canadian Dollar to the presentation currency of the United States Dollar.

v)

Share Capital

Proceeds from share issuance net of share issuance costs are recorded at the amount paid. Share capital issued for non-monetary consideration is recorded at the fair market value of the shares on the date the shares are issued.

vi)

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive. There were no potentially dilutive common stock equivalents outstanding at December 31, 2014 or 2013.

Mindesta Inc.

Notes to Consolidated Financial Statements

vii)

Financial Instruments

The fair market value of the Company's financial instruments comprising cash, receivables, accounts payable and accrued liabilities and due to shareholder were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which do not exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

The fair values of cash, receivables, accounts payable and accrued liabilities, and due to shareholder for all periods presented approximate their respective carrying amounts due to the short term nature of these financial instruments.

The fair value of the liability to issue common shares is calculated based on the published closing stock price of Mindesta at December 31, 2014.

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

Per FASB ASC 740 "Income taxes" under the liability method, it is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2014, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company's effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company's tax positions are recorded as Interest Expense.

Mindesta Inc.

Notes to Consolidated Financial Statements

x)

Research Costs

Research costs are expensed in the year incurred. The Company expenses development costs in the year incurred, except when it is determined that the costs meet United States GAAP criteria for deferral and amortization. Deferred development costs, if any, will be amortized on straight-line basis over the expected useful life of the underlying product.

xi)

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made by management in the accompanying financial statements include the valuation of deferred tax assets, valuation of stock based compensation including the assumptions and estimates incorporated in to the Black Scholes Option Pricing Model, and estimation of market rates of interest imputed on non-interest bearing shareholder loans.

(d)

Recently Adopted and Future Accounting Pronouncements

i)

ASU 2013-05

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of substance real estate or conveyance of oil and gas, mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods with those years) beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material impact on our financial position or results of operations.

ii)

ASU 2013-11

In July 2013, FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits." The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. ASU No. 2013-11 is effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted. The amendments should be applied to all unrecognized tax benefits that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. The adoption of ASU 2013-05 did not have a material impact on our financial position or results of operations.

iii)

ASU 2014-08

In April 2014, FASB issued ASU 2014-08, "Discontinued Operations". ASC guidance was issued related to discontinued operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity's operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company's fiscal year beginning January 1, 2015. Early application is permitted. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows

Mindesta Inc.

Notes to Consolidated Financial Statements

iv)

ASU 2014-12

In June 2014, FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". ASC guidance was issued to update the guidance on performance stock awards. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for the Company's fiscal year beginning January 1, 2016. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

iv)

ASU 2014-15

In August 2014, FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern". ASC guidance was issued that explicitly requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard is effective for the Company's fiscal year ending December 31, 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

NOTE 3 – LIABILITY TO ISSUE COMMON SHARES

During the year ended December 31, 2014 the Company entered into various consulting agreements for services to be rendered over 1 to 2 years. In consideration for the consultants' services the Company has agreed to issue 18,125,000 common shares valued at $1,806,250 based on the closing stock price of the Company on the date of the agreements, and recorded this as prepaid expense. As at December 31, 2014, $237,363 had been expensed.

The Company has not yet issued the common shares and as such recorded a liability for this amount as at the date of the agreements. The Company re-valued the liability to its fair value as at December 31, 2014 based on the period end closing stock price of the Company and recognized a gain of $900,000 based on the decrease in the value of the Company's stock from the date of the agreement.

NOTE 4 – STOCKHOLDER'S EQUITY

A.

COMMON STOCK

The number of common shares outstanding at December 31, 2014 and December 31, 2013 were as follows:

	Number	Par Value	Additional Paid-in Capital
Outstanding at December 31, 2013	149,183,285	$14,918	$69,282

Issued pursuant to Exchange Agreement (Note 2)	45,884,737	4,589	58,891
Outstanding at December 31, 2014	195,068,022	$19,507	$128,173

On October 1, 2014 the board of directors approved a resolution to increase the authorized capital of the Company from 200,000,000 common shares to 300,000,000 common shares.

On September 9, 2014, Mindesta entered into an Exchange Agreement with the shareholders of CTT Pharma whereby Mindesta agreed to acquire all of the issued and outstanding capital stock of CTT Pharma in exchange for 149,183,285 of Mindesta's common stock. As a result of the transaction CTT Pharma is a wholly owned subsidiary of Mindesta. This transaction was accounted for as a reverse recapitalization of CTT Pharma since the former shareholders of CTT Pharma obtained approximately 80% voting control and management control of Mindesta and accordingly CTT Pharma is considered to be the acquirer for accounting purposes. Mindesta is deemed to have issued 45,884,737 common shares which represents the outstanding common shares of Mindesta just prior to the closing of the transaction.

Mindesta Inc.

Notes to Consolidated Financial Statements

B.

STOCK OPTIONS

Options	Number	Weighted Avg. Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	650,000	$0.10	1.29	$—
Issued	13,500,000	$0.015	3.00	$—
Cancelled/Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at December 31, 2014	14,150,000	$0.019	2.92	$—
Exercisable at December 31, 2014	7,400,000	$0.022	2.92	$—

On October 17, 2014, the Company granted stock options to purchase 13,500,000 common shares at a price of $0.015 per share until December 31, 2017. Half of the options vested immediately with the remaining options vesting over a one year or two year term. The fair value of the option grant was estimated to be $0.043 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 390% - 396%; risk-free interest rate of 1.10% - 1.44%; and an expected term of 3.21 years.

There were 7,400,000 options outstanding and exercisable at December 31, 2014 (2013 – 650,000).

The weighted average remaining contractual term of options outstanding as at December 31, 2014 was 2.92 years (2013 – 1.29).

The Company recognized $308,439 of stock compensation expense for the year ending December 31, 2014 (2013 - $nil).

A summary of the non-vested options as of December 31, 2014 is as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at December 31, 2013	—	$—
Issued	13,500,000	$0.043
Vested	(6,750,000)	$0.040
Forfeited	—	$—
Non-vested at December 31, 2014	6,750,000	$0.046

The vesting of these options is dependent on service requirements which have yet to be met. As of December 31, 2014, there was $273,886 of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.5 years.

C.

WARRANTS

A summary of the Company's warrants is presented below:

		Weighted
	Number of Warrants	average exercise price

Balance, December 31, 2013	—	$—
Issued	7,891,666	$0.0175
Balance, December 31, 2014	7,891,666	$0.0175

These warrants were issued and outstanding prior to the reverse acquisition discussed in note 2(b).

Mindesta Inc.

Notes to Consolidated Financial Statements

D.

EARNINGS PER SHARE

The basic and fully-diluted weighted average number of common shares outstanding was as follows:

For the twelve months ended:
December 31, 2014	163,388,697
December 31, 2013	149,183,285

For the years ended December 31, 2014 and 2013, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

NOTE 5 – RELATED PARTY TRANSACTIONS

	As at December 31,
	2014	2013

Due to shareholders	$87,240	$18,800
Due to related party	60,000	—
	$147,240	$18,800

The Company has recorded obligations to its shareholders that are non-interest bearing or bear interest rates below equivalent market rates. During the twelve months ended December 31, 2014, the Company has recorded additional interest expense of $7,958 (2013 - $3,828) to reflect the benefit received from the shareholder for these non-interest bearing or low interest loans, using an estimated market rate of interest of 20%.

Included in due to related parties is a balance of $60,000 related to management fees payable to the Company's CEO (2013 - $Nil).

During the year ended December 31, 2014, directors and shareholders of the Company paid professional fees on behalf of the Company in the amount of $5,139 (2013 - $4,352). These amounts are not expected to be repaid and have been recorded as a contribution to surplus.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has been named in a lawsuit filed by Windale Properties in the amount of CDN$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. In 2009 a judgment of CDN$24,908 with annual interest of 3% was issued against the Company. No amount has been accrued as no action has been undertaken since 2009 to enforce the judgment.

Mindesta Inc.

Notes to Consolidated Financial Statements

NOTE 7 – INCOME TAXES

For the years ended December 31, 2014 and 2013, a reconciliation of income tax benefit at the federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2014	2013

Income (Loss) for the year	$227,838	$(18,911)
Rate in effect	26%	15.5%

Expected income tax expense (recovery)	59,238	(2,931)
Non-deductible items	(116,889)	1,268
Change in tax rates	(1,920)	—
Effect of foreign exchange	522	—
Effect of foreign tax rates	20,035	—
Reverse takeover transaction	(628,357)	—
Change in valuation allowance	667,371	1,663

Total income tax expense	$—	$—

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) at December 31, 2014 and 2013 are comprised of the following:

	2014	2013
Canada
Non capital loss carryforward	$8,154	$4,746

Valuation allowance	8,154	4,746
Deferred tax asset	$—	$—

	2014	2013
United States
Net operating loss carryforward	$262,883	$199,819
Capital loss carryforward	202,880	198,071
Mineral property	196,397	234,761

Valuation allowance	662,160	632,651
Deferred tax asset	$—	$—

As at December 31, 2014, the Company has non capital loss carry forwards in Canada of approximately $36,382 (2013 - $20,191). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

2033	$20,191
2034	16,191
Total	$36,382

Mindesta Inc.

Notes to Consolidated Financial Statements

As at December 31, 2014, the Company's net operating loss carry forward in the United States is approximately $773,185 (2013 - $nil). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

2028	$34,341
2029	365,666
2033	197,788
2034	175,390
Total	$773,185

As at December 31, 2014, the Company's capital loss carry forward is approximately $596,702 (2013 - $nil). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

2016	$596,702
Total	$596,702

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