Form 10-Q
period 2015-03-31
Mindesta Inc.
filed 2015-05-22
CIK 1035422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-30651

MINDESTA INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3763974
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

429 Kent Street unit 112, Ottawa, Ontario, Canada	K2P 2B4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (613) 241-9959

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

At May 15, 2015 there were 195,068,022 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements and the notes thereto for the three month period ended March 31, 2015 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by Mindesta Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary, CTT Pharmaceuticals, Inc. All significant intercompany accounts and transactions have been eliminated.

MINDESTA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars, unless otherwise stated)

	As at	As at
	March 31,	December 31,
	2015	2014
	$	$
	(note 1)	(note 1)
	(unaudited)
Assets
Current
Cash	73,447	81,179
Prepaid expenses (note 3)	963,125	963,125
Receivables	5,430	5,430
Total current assets	1,042,002	1,049,734

Prepaid expenses (note 3)	376,848	612,636
Total assets	1,418,850	1,662,370

Liabilities
Current
Accounts payable and accrued liabilities	35,906	22,250
Liability to issue common shares (note 4)	906,250	906,250
Due to related parties (note 6)	175,790	147,240
Total liabilities	1,117,946	1,075,740

Stockholders' equity
Common stock 300,000,000 shares authorized, $0.0001 par value; 195,068,022 shares issued and outstanding (2014 – 195,068,022)	19,507	19,507
Additional paid-in capital	128,173	128,173
Contributed surplus	455,337	407,381
Accumulated other comprehensive income (loss)	2,301	(1,069)
Retained earnings (deficit)	(304,414)	32,638
Total stockholders' equity	300,904	586,630

Total liabilities and stockholders' equity	1,418,850	1,662,370

See accompanying notes to unaudited interim condensed consolidated financial statements

Approved by Board :	(signed) Dean Hanisch
Director

MINDESTA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States Dollars, unless otherwise stated)

	3 months ended March 31,
	2015	2014
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
Operating expenses
Consulting fees	168,059	—
Investor relations	124,269	—
Marketing and promotion	1,006	—
Professional fees	8,836	766
General and administration	34,882	907
	337,052	1,673

Net (loss)	(337,052)	(1,673)
Other comprehensive (loss)
Foreign exchange gain (loss)	3,370	—

Comprehensive (loss)	(333,682)	(1,673)

Weighted average number of common shares outstanding - basic and diluted (note 4)	195,068,022	149,183,285
Net (loss) per share - basic and diluted	0.02	0.01

See accompanying notes to unaudited interim condensed consolidated financial statements

MINDESTA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars, unless otherwise stated)

	3 months ended March 31
	2015	2014
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)

Cash provided by (used in) Operating activities
Net (loss) attributable to the company	(337,052)	(1,673)
Stock based compensation	43,650	—
Shares issued for services	235,788	—
Imputed interest on amounts due to related party	4,306	907
Changes in non-cash operating working capital:
Receivables	—	—
Prepaid expenses and deposits	—	—
Accounts payable and accrued liabilities	13,656	436
	(39,652)	(330)

Financing activities
Proceeds from (payment to) related party	28,550	4,875
	28,550	4,875

Foreign exchange rate effect on cash	3,370	—

Net increase in cash	(7,732)	4,545
Cash, beginning of period	81,179	—
Cash, end of period	73,447	4,545

Supplementary information
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes to unaudited interim condensed consolidated financial statements

MINDESTA INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED MARCH 31, 2015

(Unaudited)

	Common Stock		Additional Paid-in Capital	Contributed Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Deficit
	Number of Shares	Amount
Balance at December 31, 2012	149,183,285	14,918	69,282	77,665	(176,289)	(5,576)	(20,000)

Contribution of capital - interest	—	—	—	3,828	—	—	3,828
Contribution of capital – loan forgiveness (Note 5)	—	—	—	4,352	—	—	4,352
Foreign currency translation adjustment	—	—	—	—	—	1,409	1,409
Net loss	—	—	—	—	(18,911)	—	(18,911)
Balance at December 31, 2013	149,183,285	14,918	69,282	85,845	(195,200)	(4,167)	(29,322)

Issued pursuant to Exchange Agreement (note 2)	35,184,737	3,519	58,891	—	—	—	62,410
Issued for services	10,700,000	1,070	—	—	—	—	1,070
Stock based compensation	—	—	—	308,439	—	—	308,439
Contribution of capital – interest	—	—	—	7,958	—	—	7,958
Contribution of capital – loan forgiveness (Note 5)	—	—	—	5,139	—	—	5,139
Foreign currency translation adjustment	—	—	—	—	—	3,098	3,098
Net income	—	—	—	—	227,838	—	227,838
Balance at December 31, 2014	195,068,022	19,507	128,173	407,381	32,638	(1,069)	586,630

Stock based compensation	—	—	—	43,650	—	—	43,650
Contribution of capital – interest	—	—	—	4,306	—	—	4,306
Foreign currency translation adjustment	—	—	—	—	—	3,370	3,370
Net loss	—	—	—	—	(337,052)	—	(337,052)

Balance at March 31, 2015	195,068,022	19,507	128,173	455,336	(304,414)	2,301	300,904

See accompanying notes to the condensed consolidated interim financial statements

MINDESTA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of Mindesta Inc. (the “Company”, or “Mindesta”), for the period ended March 31, 2015 and the notes thereto (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and have been presented in US dollars. The Financial Statements include the Company’s wholly owned subsidiary CTT Pharmaceuticals Inc. (“CTT Pharma”) (Note 2b). All significant intercompany accounts and transactions are eliminated in consolidation. The unaudited interim consolidated financial statements of Mindesta Inc. for the three month period ended March 31, 2015 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company specializes in the development of oral drug delivery systems for pain management and treatment. These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated cash flow from operations and is unlikely to generate cash flows from operations in the immediate or foreseeable future. For the period ended March 31, 2015, the Company has incurred a net loss before other items of $337,052 (2014 - $1,673), negative cash flows from operations of $39,652 (2014 - $330) and has had no sources of revenue. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's fiscal period-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a)

Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” The Company trades on the OTC under the symbol MDST.

(b)

Reverse Acquisition and Recapitalization

On September 9, 2014, Mindesta entered into a Share Exchange Agreement (the “Exchange Agreement”) with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of Mindesta common stock.

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

MINDESTA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Assets acquired	$1,867
Liabilities assumed	(31,767)
Net	$(29,900)

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

MINDESTA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

vi)

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive. There were no potentially dilutive common stock equivalents outstanding at March 31, 2015 or 2014.

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

The fair value of the liability to issue common shares is calculated based on the published closing stock price of Mindesta at March 31, 2015.

ix)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance so that the assets are recognized only to the extent that when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.

MINDESTA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At March 31, 2015, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

x)

Research Costs

Research costs are expensed in the period incurred. The Company expenses development costs in the period incurred, except when it is determined that the costs meet United States GAAP criteria for deferral and amortization. Deferred development costs, if any, will be amortized on straight-line basis over the expected useful life of the underlying product.

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

Significant estimates made by management in the accompanying financial statements include the valuation of deferred tax assets, and estimation of market rates of interest imputed on non-interest bearing shareholder loans.

(d)

Recently Adopted and Future Accounting Pronouncements

i)

ASU 2014-05

In March 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-05, “Foreign Currency Matters (Topic 830); Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of substance real estate or conveyance of oil and gas, mineral rights) within a foreign entity. ASU No. 2014-05 is effective prospectively for fiscal periods (and interim reporting periods with those periods) beginning after December 15, 2014. The adoption of ASU 2014-05 did not have a material impact on our financial position or results of operations.

ii)

ASU 2014-11

In July 2014, FASB issued ASU 2014-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exits.” The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. ASU No. 2014-11 is effective for public entities for fiscal periods beginning after December 15, 2014, and interim periods within those periods. Early adoption is permitted. The amendments should be applied to all unrecognized tax benefits that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. The adoption of ASU 2014-05 did not have a material impact on our financial position or results of operations.

MINDESTA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

iii)

ASU 2015-08

In April 2015, FASB issued ASU 2015-08, “Discontinued Operations”. ASC guidance was issued related to discontinued operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company’s fiscal period beginning January 1, 2015. Early application is permitted. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows

iv)

ASU 2015-12

In June 2015, FASB issued ASU 2015-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASC guidance was issued to update the guidance on performance stock awards. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for the Company’s fiscal period beginning January 1, 2016. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

iv)

ASU 2015-15

In August 2015, FASB issued ASU 2015-15, “Presentation of Financial Statements – Going Concern”. ASC guidance was issued that explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This standard is effective for the Company’s fiscal period ending December 31, 2017, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

NOTE 3 – LIABILITY TO ISSUE COMMON SHARES

During the year ended December 31, 2014 the Company entered into various consulting agreements for services to be rendered over 1 to 2 periods. In consideration for the consultants’ services the Company has agreed to issue 18,125,000 common shares valued at $1,806,250 based on the closing stock price of the Company on the date of the agreements, and recorded this as prepaid expense. As at March 31, 2015, $473,151had been expensed.

The Company has not yet issued the common shares and as such recorded a liability for this amount as at the date of the agreements calculated with reference to the number of common shares to be issued multiplied by the quoted stock price at March 31, 2015, resulting in a payable of $906,250 (December 31, 2014 – $906,250).

NOTE 4 – STOCKHOLDER’S EQUITY

A.

COMMON STOCK

The number of common shares outstanding at March 31, 2015 and December 31, 2014 were as follows:

	Number	Par Value $	Additional Paid-in Capital $
Outstanding at December 31, 2014	195,068,022	19,507	128,173

Outstanding at March 31, 2015	195,068,022	19,507	128,173

MINDESTA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On October 1, 2014 the board of directors approved a resolution to increase the authorized capital of the Company from 200,000,000 common shares to 300,000,000 common shares.

B.

STOCK OPTIONS

On October 17, 2014, the Company granted stock options to purchase 13,500,000 common shares at a price of $0.015 per share until December 31, 2017. Half of the options vested immediately with the remaining options vesting over a one period or two period term. The fair value of the option grant was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 390% - 396%; risk-free interest rate of 1.10% - 1.44%; and an expected term of 3.21 periods.

There were 14,150,000 options outstanding and 8,364,286 exercisable at March 31, 2015 (2014 – 14,150,000 outstanding and 7,400,000 exerciseable).

The weighted average remaining contractual term of options outstanding as at March 31, 2015 was 2.69 years (December 31, 2014 – 3 years).

The Company recognized $43,650 of stock compensation expense for the period ending March 31, 2015 (Three Months Ended March 31, 2014 - $nil).

C. EARNINGS PER SHARE

The basic and fully-diluted weighted average number of common shares outstanding was as follows:

For the three months ended:
March 31, 2015	195,068,022
March 31, 2014	149,183,285

For the periods ended March 31, 2015 and 2014, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

NOTE 5 – RELATED PARTY TRANSACTIONS

	As at March 31, 2015	As at December 31, 2014

Due to shareholders	85,790	87,240
Due to related party	90,000	60,000
	175,790	147,240

The Company has recorded obligations to its shareholders that are non-interest bearing or bear interest rates below equivalent market rates. During the three months ended March 31, 2015, the Company has recorded additional interest expense of $4,306 (Three months ended March 31, 2014 - $907) to reflect the benefit received from the shareholder for these non-interest bearing or low interest loans, using an estimated market rate of interest of 20%.

Included in due to related parties is a balance of $90,000 related to management fees payable to the Company’s President (December 31, 2014 - $60,000). Management fees accrued to the Company’s President during the period ended March 31, 2015 amounted to $30,000 (Three months ended March 31, 2014 - $Nil).

MINDESTA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company has been named in a lawsuit filed by Windale Properties in the amount of CDN$19,781. The claim is the result of termination of leased premises in Oakville, Ontario prior to expiry of the lease. In 2009 a judgment of CDN$24,908 with annual interest of 3% was issued against the Company. No amount has been accrued as no action has been undertaken since 2009 to enforce the judgment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Patents and Other Forms of Intellectual Property

Our success depends, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing the proprietary rights of others. We seek patent protection on various aspects of our proprietary chemical and pharmaceutical delivery technologies, including the delivery agent compounds and the structures which encompass our Wafer. Its method of preparation and the combination of our compounds with a pharmaceutical agent.

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

OUR PLAN OF OPERATIONS

We will need a significant infusion of capital, whether in the form of debt or equity financing to implement our business plan. We have no commitment for additional funding. We have budgeted $600,000 in operating costs for the next year and $1,880,000 for the second year. Without this capital infusion, it is highly unlikely that we will be able to fully implement our business plan.

RESULTS OF OPERATIONS

For the three months ended March 31, 2015 and 2014

We did not generate any revenues during these periods.

For the three months ended March 31, 2015 we incurred a Net Loss of $(337,052) and a comprehensive loss of $(340,422) as a result of a foreign exchange gain of $3,370. Our principal costs during this period included consulting fees totaling $168,059, investor relations totaling $124,269 and general and administrative totaling $34,822. We did not have operations for the three months ended March 31, 2014 and had nominal expenses. Our Net Loss for this period totaled $(1,673). Our Net Loss per share was $(0.02) for the three months ended March 31, 2015 and our Net Loss was $(0.01) in 2014.

Except for our officers and directors, as of March 31, 2015 we had no full time employees. We do have two part time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015 and December 31, 2014.

Current assets at March 31, 2015 as compared to December 31, 2014 were $1,042,002 as compared to $1,049,734, representing a decline of less than 1%. The decline in our current assets is directly attributable to a decline in our cash position from $81,179 to $73,447. Total assets at March 31, 2015 were $1,418,850 as compared to $1,662,370 on December 31, 2014 representing a decline of approximately 15%. This decline is directly attributable to a reduction in our prepaid expenses from $612,636 to $376,848.

At March 31, 2015 our current liabilities totaled $1,117,946 as compared to $1,075,740 at December 31, 2014, representing an increase of approximately 4%. Accounts payable at March 31, 2015 totaled $35,906, liability to issue common stock of $906,250 and related party obligations totaling $175,790 as compared to $22,250, $906,250 and $147,240 at December 31, 2014.

We have a working capital deficit at March 31, 2015 of $75,944 as compared to a working capital deficit at December 31, 2014 of $26,006.

The Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company specializes in the development of oral drug delivery systems for pain management and treatment. At March 31, 2015 the Company has a retained deficit of $(304,414) and total stockholders’ equity of $300,904. This compares with retained earnings of $32,638 and total Stockholders’ equity of $586,63o. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk.

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014.

ITEM 1B UNRESOLVED STAFF COMMENTS

On March 5, 2015 we received a comment letter from the Securities and Exchange Commission in connection with our Annual Report on Form 10-K filed April 14, 2014 and our Form 8-K filed September 11, 2014. We intend to file a response to this Comment Letter. We do not believe that there will be any material changes made to our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On September 9, 2014, Mindesta, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 (“CTT” or “CTT Pharma”), and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of Mindesta common stock. We also issued an additional 8,444,337 shares in connection with the same transaction.

During the quarter ended December 31, 2014 we issued 10,700,000 for services rendered.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Pankaj Modi Chief Executive Officer (attached hereto)

31.2	Rule 13a-14(a)/15d14(a) Certifications of Lucie Letellier, Interim CFO (attached hereto)

32.1	Section 1350 Certifications of Pankaj Modi, Chief Executive Officer

32.2	Section 1350 Certifications Lucie Letellier, Interim CFO

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDESTA INC.

Date: May 22, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer

Date: May 22, 2015	By:	/s/ Lucie Letellier
Lucie Letellier
Chief Financial Officer