Form 10-K/A
period 2014-12-31
Mindesta Inc.
filed 2015-06-09
CIK 1035422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K A-1

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

At June 6, 2015 there were 213,493,022 shares of the registrant’s common stock outstanding (the only class of voting common stock).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K A-1 contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider all of the material risks in connection with any forward-looking statements that may be made herein.

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

EXPLANATORY NOTE

This Amendment Number 1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2015 is being filed in response to a Comment Letter received from the Securities and Exchange Commission.

This Amendment No. 1 should be read in conjunction with the original filing of our Form 10-K and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

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

Consultants

We have retained consultants to assist us with implementing our business plan and create market awareness for our products. We do not and did not have sufficient cash to compensate these consultants with cash compensation and in lieu thereof have issued these consultants shares of our common stock for services rendered. Following is a brief summary of these consulting agreements. You are urged to review the consulting agreements in their entirety for a clear understanding of the rights and responsibilities of the Company and the Consultants. Each of the consulting agreements describe below is attaché as an exhibit to this annual report.

Graham Wong:

On October 1, 2014 we entered into a two year consulting agreement with Mr. Wong and in consideration for the services to be provided, we issued Mr. Wong 6 million shares of our common stock. Mr. Wong’s responsibilities include: strategic planning, corporate positioning, market communications, product management and developing strategic alliances.

Lesley Leroux:

On December 1, 2014 we entered into a twelve month consulting agreement with Lesley Leroux. In consideration for the services to be provided we issued Lesley Leroux 125,000 shares of our common stock.

Tracey Albert:

On October 1, 2014 we entered into a two year consulting agreement with Tracy Albert. The agreement calls for the issuance of 600,000 shares of common stock, 300,000 on execution and 300,000 on the first year anniversary of the agreement. Ms. Albert’s principal activities are to assist with the Company’s accounting functions. She is responsible for maintaining the Company’s financial records, handling accounts payable and receivable, invoicing customers and assisting with the preparation of financial statements.

Mathew Harrington:

On October 1, 2014 we entered into a two year consulting agreement with Mr. Harrington. In consideration for the services to be provided, we issued Mr. Harrington 7 million shares of our common stock. Mr. Harrington’s principal responsibilities are corporate development, investor relations, compliance issues, review and distribution of press releases and undertaking due diligence with respect to prospective board members and officers.

Woodcliff Capital:

On October 1, 2014 we entered into a one year consulting agreement with Woodcliff Capital. In consideration for the services to be provided, we issued Woodcliff Capital one million shares of our common stock. Woodcliff’s Capital’s responsibilities include developing and maintaining broker relations, investor relations and preparation of press releases, introduction and meetings with market makers and brokerage firms.

Dwayne McLeod:

On October 1, 2014 we entered into a two year consulting agreement with Dwayne McLeod. In consideration for the services to be provided, we issued Mr. McLeod 500,000 shares of our common stock. Mr. McLeod provides videography and photography services. He assists with pre production and post production editing and works on our marketing brochures.

Tony Zacconi:

On October 1, 2014 we entered into a two year consulting agreement with Mr. Zacconi. In consideration for the services to be provided, we issued Mr. Zacconi 1.2 million shares of our common stock. The agreement provides in part for Mr. Zacconni to host and arrange for up to ten investor conferences.

Government Regulation of cannabis

In Canada, and most developed countries, cannabis is a controlled substance. The Controlled Drugs and Substances Act (“CDSA”) is Canada 's federal drug control statute. The CDSA prohibits activities related to controlled substances, including marijuana. Researchers (physicians, veterinarians and other researchers affiliated to universities and private industry) requiring a controlled substance for research purposes, administration to animals or human clinical trials must be issued a license from Health Canada. The license allows the individual only to possess a specified quantity of the controlled substance and to administer the controlled substance to human subjects or animals for the purpose of research. Recognizing that marijuana for medical purposes Canada Health and Parliament has enacted new guidelines for medical marijuana.

The use of marijuana for medical purposes in Canada is governed by the Marijuana for Medical Purposes Regulations (“MMPR”). MMPR deals exclusively with the medical use of marijuana and does not address the issue of legalizing marijuana for general use.

Dried marijuana is not an approved drug or medicine in Canada. The Government of Canada does not endorse the use of marijuana, but the courts have required reasonable access to a legal source of marijuana when authorized by a physician.

MMPR also sets forth the requirements for licensed producers of medical marijuana. These regulations include:

•

Physical Security Measures

•

Good Production Practices

•

Packaging, Labeling and Shipping Requirements

•

Import and Export permit, if applicable

•

Security Clearance

Physical Security Measures

Production sites need to be located indoors, and not in a private dwelling.

The MMPR sets out physical security requirements that are necessary to secure sites where licensed producers conduct activities with marijuana other than storage.

Health Canada has established security requirements for the storage of all controlled substances including dried marijuana by licensed producers.

All applicants for a producer's license have to demonstrate to Health Canada that they meet these security requirements. Licensed producer sites are subject to compliance and enforcement measures, including regular audits and inspections by Health Canada.

Good Production Practices

Licensed producers are subject to Good Production Practices that are meant, among other things, to ensure the cleanliness of the premises and equipment. The licensed producer is required to employ a quality assurance person with appropriate training, experience, and technical knowledge to approve the quality of dried marihuana prior to making it available for sale.

Product Quality

One of the requirements under Good Production Practices is that licensed producers must test dried marihuana for microbial and chemical contaminants.

Other requirements

Licensed producers must also meet other requirements under Good Production Practices under the Marijuana for Medical Purposes Regulations including, but not limited to:

Sanitation Program

Standard Operating Procedures

Establishment of a Recall System

Packaging, Labeling and Shipping- Consumer Information

Dried marijuana must be packaged in a tamper-evident and child-resistant container, and contain standard information about the product (including but not limited to, the weight in grams and the packaging date). In addition, all licensed producers are required to attach a client-specific label, similar to a patient-specific prescription drug label, to the package of dried marijuana.

Import and Export permit

A licensed producer must obtain a permit from the Minister of Health prior to importing or exporting marijuana.

Security Clearance

The following individuals are required to have a valid security clearance under the Marihuana for Medical Purposes Regulations :

•

the applicant (if an individual)

•

all officers and directors of a corporate applicant

•

the proposed Senior Person in Charge

•

the proposed Responsible Person in Charge

•

the proposed Alternate Person(s) in Charge

Health Canada has imposed no limits on the number of licensed producers.

In addition to compliance with statutory guidelines prescribed at the federal level, controlled substances are also subject to regulation at the provincial level. Though provincial-controlled substances laws often mirror federal law, because the provinces are separate jurisdictions, they may separately schedule any product candidates as well. While some Canadian provinces automatically schedule a drug based on federal action, other provinces schedule drugs through rulemaking or a legislative action. Provincial scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We will need to obtain separate, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the provinces or Health Canada.

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

Item 1B. Unresolved Staff Comments.

The Company has received several comment letters from the Staff of the Securities and Exchange Commission in connection with its filing on Form 8-k related to the acquisition of CTT Pharma. On March 3, 2015 we received a comment letter from the Commission in connection with the filing on February 18, 2015 of our Form 8-K/A-3. On April 6, 2015 we received a comment letter regarding our Form 8-K/A-4 filed March 24, 2015. We have addressed the Staff’s comments.

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

As of June 8 , 2015 the closing price of our common stock was $0.04 per share, according to OTC Markets Group Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. As of the date of this report, Section 16(a) filings have not been made. The Company is undertaking to file the required Section 16(a) forms and has notified shareholders owning more than 10% of the Company’s outstanding common stock of the filing requirements.

As of the date of this report, no current officer or director has either acquired or sold any shares of the Company’s common stock since shares of common stock were issued to these individuals upon the acquisition of CTT Pharma.

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

Executive Officer Compensation Table

			Stock	Option
Name and Position	Year	Salary ($)	Awards	Awards	Total ($)

Pankaj Modi	2014	—	—	—	—
CEO/Director	2013	—	—	—	—

Dean Hanisch	2014	60,000	—	—	60,000
Pres/Sec/Director	2013	—	—	—	—

Lucie Letellier	2014	500,000	—	—	500,000
CFO	2013	—	—	—	—

Allen Greenspoon	2014	—	—	110,243(1)	110,243
Director	2013	—	—	—	—

Greg Bowes	2014	—	—	—	—
Former officer and director	2013	—	—	—	—

———————

(1)

Options are exercisable at $.10 per share.

There was no director compensation paid in 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number and percentage of shares of our equity securities owned as of June 6, 2015, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our executive officers and directors, and (iii) our executive officers and directors as a group. As of June 6, 2015, there were 213,493,022 shares of our common stock outstanding.

	No of Shares of	No. of	Percent of
Name and Address	Common Stock	Options	Class(1)(2)

Pankaj Modi	70,369,474	—	33.0%
519 Golf Links Road
Ancaster, Ontario L9G 4X9

Dean Hanisch	14,078,894	—	6.6%
326 River Road
Ottawa, Ontario KIV 1H2

Heshan Osman	20,970,103	—	9.8%
716 Vermillion Drive
Gloucester, Ontario
K1B 1V9

Capital Financial	28,471,489	—	13.3%
Camay Rabay, principal;
SGBL Bank street,
Beyrouth, Lebanon

Allen Greenspoon	3,333,333	5,000,000 (1)	3.9%
M1-414 Victoria Ave. N.
Hamilton, ON L8L 5G8

Lucie Letellier	5,000,000	—	2.3%
88 Ramsay Road
Chelseam Quebec, J9B 2J1

All officers and Directors
As a Group (3)	92,781,691	5,000,000	43.5%

———————

(1)

Options are exercisable at $.10 per share.

(2)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares

(3)

Based on 213,493,022 issued and outstanding shares of common stock as at June 6, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

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

A total of $87,240 is due our affiliated shareholders. Both Hesham Osman and Dean Hanisch each loaned the Company $8,620. Another $70,000 was loaned to the Company from Greg Bowes, a former officer and director.

Dean Hanisch, our president is owed $60,000 as a management fee for his services.

In addition, directors and shareholders of the Company paid professional fees on our behalf in the amount of $5,139. These amounts are not expected to be repaid and have been recorded as a contribution to surplus.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a)

The following report and consolidated financial statements are filed together with this Annual Report. (Previously filed)

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

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)

Index to Exhibits

Exhibit	Exhibit
Number	Description

10.1	Consulting Agreement with Graham Wong
10.2	Consulting Agreement with Lesley Leroux
10.3	Consulting Agreement with Tracy Albert
10.4	Consulting Agreement with Mathew Harrington
10.5	Consulting Agreement with Woodcliff Capital
10.6	Consulting Agreement with Dwayne McLeod
10.7	Consulting Agreement with Tony Zacconi
21	Subsidiaries of Registrant (Previously filed)
23.1	Consent of Independent Registered Public Accounting Firm (Previously filed)
31.1	Officer's Certification Pursuant to Section 302 of Sarbanes Oxley Act
31.2	Officer's Certification Pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL (Previously filed)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDESTA, INC.

Date: June 8, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer/Director

Date: June 8, 2015	By:	/s/ Lucie Letellier
Lucie Letellier
Chief Financial Officer/ Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 8, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer/Director

Date: June 8, 2015	By:	/s/ Dean Hanisch
Dean Hanisch
President/Director

Date: June 8, 2015	By:	/s/ Allen Greenspoon
Allen Greenspoon
Director