Form 10-K/A
period 2014-12-31
Mindesta Inc.
filed 2015-07-21
CIK 1035422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K A-2

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K A-2 contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider all of the material risks in connection with any forward-looking statements that may be made herein.

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

EXPLANATORY NOTE

This Amendment Number 2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2015 is being filed in response to a Comment Letter received from the Securities and Exchange Commission.

This Amendment No. 2 should be read in conjunction with the original filing of our Form 10-K and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

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

Competition

Our success depends in part upon maintaining a competitive position in the development of pharmaceutical agents suitable for our delivery system. We compete in an evolving field in which developments are expected to continue at a rapid pace. We compete with other drug delivery, biotechnology and pharmaceutical companies, research organizations, individual scientists and non-profit organizations engaged in the development of alternative drug delivery technologies or new drug research and testing, and with entities developing new drugs that may be orally active. Our product candidates compete against alternative therapies or alternative delivery systems for each of the medical conditions our product candidates address, independent of the means of delivery. Many of our competitors have substantially greater research and development capabilities, experience, marketing, financial and managerial resources than we have.

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

Government Regulation of cannabis

In Canada, and most developed countries, cannabis is a controlled substance. The Controlled Drugs and Substances Act (“CDSA”) is Canada's federal drug control statute. The CDSA prohibits activities related to controlled substances, including marijuana. Researchers (physicians, veterinarians and other researchers affiliated to universities and private industry) requiring a controlled substance for research purposes, administration to animals or human clinical trials must be issued a license from Health Canada. The license allows the individual only to possess a specified quantity of the controlled substance and to administer the controlled substance to human subjects or animals for the purpose of research. Recognizing that marijuana for medical purposes Canada Health and Parliament has enacted new guidelines for medical marijuana.

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

Security Clearance

The following individuals are required to have a valid security clearance under the Marihuana for Medical Purposes Regulations:

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

Item 1B. Unresolved Staff Comments.

The Company has received several comment letters from the Staff of the Securities and Exchange Commission in connection with the filing of this Annual Report. The most recent comment letter is dated June 24, 2015. We have addressed these comments in this Form 10-K A-2.

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

As of June 8, 2015 the closing price of our common stock was $0.04 per share, according to OTC Markets Group Inc.

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

Executive Officer Compensation Table

			Stock	Option
Name and Position	Year	Salary ($)	Awards ($)	Awards ($)	Total ($)

Pankaj Modi	2014	—	—	—	—
CEO/Director	2013	—	—	—	—

Dean Hanisch	2014	60,000	—	—	60,000
Pres/Sec/Director	2013	—	—	—	—

Lucie Letellier	2014	—	500,000	—	500,000
CFO	2013	—	—	—	—

Allen Greenspoon	2014	—	—	110,243(1)	110,243
Director	2013	—	—	—	—

Greg Bowes	2014	—	—	—	—
Former officer and director	2013	—	—	—	—

———————

(1)

Options are exercisable at $.10 per share.

There was no director compensation paid in 2014.

Employment Agreements

Currently, there are currently no employment agreements in place for any of our officers.

Outstanding Equity Awards at Fiscal Year End

There are a total of 14,150,000 outstanding options of which 13,500,000 have an exercise price of $0.015 per share and 650,000 have an exercise price of $.10 per share.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Share Based Compen-sation ($)
Steven Abboud	1,250,000	625,000	625,000	$0.015	12/31/17	625,000	9,375	625,000	31,412
Dana Allen	1,250,000	625,000	625,000	$0.015	12/31/17	625,000	9,375	625,000	31,412
Allen Greenspoon	5,000,000	-0-	-0-	$0.015	12/31/17	-0-	-0-	-0-	110,243
Steven Hould	3,000,000	1,500,000	1,500,000	$0.015	12/31/17	1,500,000	22,500	1,500,000	67,686
Michele Hamilton	1,250,000	625,000	625,000	$0.015	12/31/17	625,000	9,375	1,500,000	28,203
Gilles Derome	1,750,000	875,000	875,000	$0.015	12/31/17	875,000	13,125	875,000	39,489
Total									308,439

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

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b)

Index to Exhibits

Exhibit	Exhibit
Number	Description

10.1	Consulting Agreement with Graham Wong (Previously filed)
10.2	Consulting Agreement with Lesley Leroux (Previously filed)
10.3	Consulting Agreement with Tracy Albert (Previously filed)
10.4	Consulting Agreement with Mathew Harrington (Previously filed)
10.5	Consulting Agreement with Woodcliff Capital (Previously filed)
10.6	Consulting Agreement with Dwayne McLeod (Previously filed)
10.7	Consulting Agreement with Tony Zacconi (Previously filed)
21	Subsidiaries of Registrant (Previously filed)
23.1	Consent of Independent Registered Public Accounting Firm (Previously filed)
31.1	Officer's Certification Pursuant to Section 302 of Sarbanes Oxley Act
31.2	Officer's Certification Pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL (Previously filed)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINDESTA, INC.

Date: July 20, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer/Director

Date: July 20, 2015	By:	/s/ Lucie Letellier
Lucie Letellier
Chief Financial Officer/ Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 20, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer/Director

Date: July 20, 2015	By:	/s/ Dean Hanisch
Dean Hanisch
President/Director

Date: July 20, 2015	By:	/s/ Allen Greenspoon
Allen Greenspoon
Director