Form 10-Q
period 2015-06-30
CTT PHARMACEUTICAL HOLDINGS, INC.
filed 2015-08-19
CIK 1035422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-30651

CTT PHARMACEUTICAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

MINDESTA, INC.

(former name of Company)

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At August 14, 2015 there were 195,068,022 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements and the notes thereto for the six month period ended June 30, 2015 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by CTT Pharmaceutical Holdings, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary, CTT Pharmaceuticals, Inc. All significant intercompany accounts and transactions have been eliminated.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Balance Sheets

(Expressed in United States Dollars, unless otherwise stated)

	As at	As at
	June 30,	December 31,
	2015	2014
	$	$
	(note 1)	(note 1)
	(unaudited)
Assets
Current
Cash	46,073	81,179
Prepaid expenses (note 3)	907,185	963,125
Receivables	5,430	5,430
Total current assets	958,688	1,049,734

Prepaid expenses (note 3)	224,572	612,636
Total assets	1,183,260	1,662,370

Liabilities
Current
Accounts payable and accrued liabilities	67,796	22,250
Liability to issue common shares (note 4)	40,000	906,250
Due to related parties (note 6)	88,577	147,240
Total liabilities	196,373	1,075,740

Stockholders' equity
Common stock 300,000,000 shares authorized, $0.0001 par value; 213,193,022 shares issued and outstanding (2014 – 195,068,022)	21,320	19,507
Additional paid-in capital	1,032,610	128,173
Contributed surplus	598,730	407,381
Accumulated other comprehensive income (loss)	1,298	(1,069)
Retained earnings (deficit)	(667,071)	32,638
Total stockholders' equity	986,887	586,630

Total liabilities and stockholders' equity	1,183,260	1,662,370

See accompanying notes to unaudited interim condensed consolidated financial statements

Approved by Board :	(signed) Dean Hanisch
Director

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars, unless otherwise stated)

	3 months ended June 30		6 months ended June 30
	2015	2014	2015	2014
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses
Consulting fees	195,155	—	363,214	—
Investor relations	121,150	—	245,419	—
Marketing and promotion	(610)	—	396	—
Professional fees	42,496	4	51,332	770
General and administration	4,466	916	39,348	1,823
	362,657	920	699,709	2,593

Net (loss)	(362,657)	(920)	(699,709)	(2,593)
Other Comprehensive income (loss)
Foreign currency translation	1,003	—	2,367	—
Comprehensive income (loss)	(361,654)	(920)	(697,342)	(2,593)
Weighted average number of common shares outstanding – basic and diluted (note 4)	213,193,022	149,183,285	204,080,453	149,183,285
Net (loss) per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

See accompanying notes to unaudited condensed interim financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in United States Dollars, unless otherwise stated)

	6 months ended June 30
	2015	2014
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
Cash provided by (used in) Operating activities
Net (loss) attributable to the company	(699,709)	(2,593)
Stock based compensation	92,816	—
Shares issued for services	484,004	—
Imputed interest on amounts due to related party	8,533	1,823
Changes in non-cash operating working capital :
Prepaid expenses and deposits	—	—
Accounts payable and accrued liabilities	45,546	(436)
	(68,810)	(1,206)

Financing activities
Proceeds from (payment to) related party	31,337	4,875
	31,337	4,875

Foreign exchange rate effect on cash	2,367	—
Net (decrease) increase in cash	(35,106)	3,669
Cash, beginning of period	81,179	—
Cash, end of period	46,073	3,669
Supplementary information
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes to unaudited interim condensed consolidated financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Statement of Stockholders’ Equity

For the Period Ended June 30, 2015

(Unaudited)

						Accumulated
	Common Stock		Additional			Other	Total
	Number		Paid-in	Contributed	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Capital	Surplus	Deficit	Income (loss)	Deficit
Balance at December 31, 2012	149,183,285	14,918	69,282	77,665	(176,289)	(5,576)	(20,000)

Contribution of capital - interest	—	—	—	3,828	—	—	3,828
Contribution of capital – loan forgiveness (Note 5)	—	—	—	4,352	—	—	4,352
Foreign currency translation adjustment	—	—	—	—	—	1,409	1,409
Net loss	—	—	—	—	(18,911)	—	(18,911)
Balance at December 31, 2013	149,183,285	14,918	69,282	85,845	(195,200)	(4,167)	(29,322)

Issued pursuant to Exchange Agreement (note 2)	35,184,737	3,519	58,891	—	—	—	62,410
Issued for services	10,700,000	1,070	—	—	—	—	1,070
Stock based compensation	—	—	—	308,439	—	—	308,439
Contribution of capital – interest	—	—	—	7,958	—	—	7,958
Contribution of capital – loan forgiveness (Note 5)	—	—	—	5,139	—	—	5,139
Foreign currency translation adjustment	—	—	—	—	—	3,098	3,098
Net income	—	—	—	—	227,838	—	227,838

Balance at December 31, 2014	195,068,022	19,507	128,173	407,381	32,638	(1,069)	586,630

Stock based compensation	—	—	—	92,816	—	—	92,816
Shares issued for services	18,125,000	1,813	904,437				906,250
Contribution of capital – interest	—	—	—	8,533	—	—	8,533
Contribution of capital – loan	—	—	—	90,000	—	—	90,000
Foreign currency translation adjustment	—	—	—	—	—	2,367	2,367
Net loss	—	—	—	—	(699,709)	—	(699,709)

Balance at June 30, 2015	213,193,022	21,320	1,032,610	598,730	(699,709)	1,298	986,887

See accompanying notes to the condensed consolidated interim financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”). (the “Company”, or “Mindesta”), for the period ended June 30, 2015 and the notes thereto (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and have been presented in US dollars. The Financial Statements include the Company’s wholly owned subsidiary CTT Pharmaceuticals Inc. (“CTT Pharma”) (Note 2b).  All significant intercompany accounts and transactions are eliminated in consolidation.  The unaudited interim consolidated financial statements of the Company for the three month period ended June 30, 2015 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company specializes in the development of oral drug delivery systems for pain management and treatment. These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated cash flow from operations and is unlikely to generate cash flows from operations in the immediate or foreseeable future.  For the period ended June 30, 2015, the Company has incurred a net loss of $ 699,709 (2014 - $2,593), negative cash flows from operations of $ 68,810 (2014 - $1,206) and has had no sources of revenue. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability.  The Company will require significant financing to continue its operations and fund any further activities. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's fiscal period-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a)

Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware.  Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” Effective July 20, 2015 the Company changed its name to “CTT Pharmaceutical Holdings, Inc.”. The Company trades on the OTC under the symbol MDST.

(b)

Reverse Acquisition and Recapitalization

On September 9, 2015, Mindesta entered into a Share Exchange Agreement (the “Exchange Agreement”) with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of Mindesta common stock.

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

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

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

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

vi)   Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive. There were no potentially dilutive common stock equivalents outstanding at June 30, 2015 or 2014.

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

The fair value of the liability to issue common shares is calculated based on the published closing stock price of Mindesta at June 30, 2015.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

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

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At June 30, 2015, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

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

iii)   ASU 2015-08

In April 2015, FASB issued ASU 2015-08, “Discontinued Operations”. ASC guidance was issued related to discontinued operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company’s fiscal period beginning January 1, 2015. Early application is permitted. Adoption of ASU 2015-08 did not have an impact on our financial position or results of operations.

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

NOTE 3 – LIABILITY TO ISSUE COMMON SHARES

During the year ended December 31, 2014 the Company entered into various consulting agreements for services to be rendered over 1 to 2 periods. In consideration for the consultants’ services the Company has agreed to issue 18,125,000 common shares valued at $1,806,250 based on the closing stock price of the Company on the date of the agreements, and recorded this as prepaid expense. As at June 30, 2015, $473,151 had been expensed.

The Company did not issue the common shares and as such recorded a liability for this amount as at the date of the agreements calculated with reference to the number of common shares to be issued multiplied by the quoted stock price at December 31, 2014, resulting in a payable of $906,250. During the six month period ended June 30, 2015 the common shares were issued and accordingly the liability was derecognized with a corresponding increase in equity.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

As at June 30, 2015 the Company was obligated to issue a further 1,000,000 common shares pursuant to a consulting agreement for services to be rendered over a period of one year.  The Company has not yet issued the common shares and as such recorded a liability for this amount as at the date of the agreement calculated with reference to the number of common shares to be issued multiplied by the quoted stock price at June 30, 2015, resulting in a payable of $40,000.

NOTE 4 – STOCKHOLDER’S EQUITY

A.

COMMON STOCK

The number of common shares outstanding at June 30, 2015 and December 31, 2014 were as follows:

	Number	Par Value $	Additional Paid-in Capital $

Outstanding at December 31, 2014	195,068,022	19,507	128,173
Shares issued for services (note 3)	18,125,000	1,813	904,437
Outstanding at June 30, 2015	213,193,022	21,320	1,032,610

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

There were 14,150,000 options outstanding and 9,650,000 exercisable at June 30, 2015 (2014 – 14,150,000 outstanding and 7,400,000 exercisable).

The weighted average remaining contractual term of options outstanding as at June 30, 2015 was 2.45 years (December 31, 2014 – 2.92 years).

The Company recognized $92,816 of stock compensation expense for the period ending June 30, 2015 (Three Months Ended June 30, 2014 - $nil).

C.

EARNINGS PER SHARE

The basic and fully-diluted weighted average number of common shares outstanding was as follows:

For the three months ended:
June 30, 2015	213,193,022
June 30, 2014	149,183,285

For the periods ended June 30, 2015 and 2014, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

NOTE 5 – RELATED PARTY TRANSACTIONS

	As at June 30, 2015	As at December 31, 2014

Due to shareholders	88,577	87,240
Due to related party	—	60,000
	88,577	147,240

The Company has recorded obligations to its shareholders that are non-interest bearing or bear interest rates below equivalent market rates. During the six months ended June 30, 2015, the Company has recorded additional interest expense of $8,533 (six months ended June 30, 2014 - $1,823) to reflect the benefit received from the shareholder for these non-interest bearing or low interest loans, using an estimated market rate of interest of 20%.

Included in due to related parties is a balance of $Nil related to management fees payable to the Company’s President (December 31, 2014 - $60,000). During the six months ended June 30, 2015, the President forgave the balance of management fees payable to him of $90,000. This forgiveness of debt was recorded as a contribution to capital.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CTT Pharmaceutical Holdings, Inc. (“CTT Pharmaceutical” or "the Company"), a Delaware Corporation, was incorporated on November 6, 1996 under the name Winchester Mining Corp. The name of the Company was changed to PNW Capital, Inc. on May 16, 2000. In 2002, PNW Capital, Inc. acquired Industrial Minerals Incorporated, a private Nevada Corporation, and changed its name to Industrial Minerals, Inc. Effective July 26, 2011, the Company adopted the new name of “Mindesta Inc.”. In conjunction with this action, the Company consolidated its stock on a 20:1 basis.

On September 9, 2014 the Company entered into a Share Exchange Agreement with CTT Pharmaceuticals, Inc. (“CTT Pharma”), and its then existing shareholders. As a result of this transaction, CTT Pharma became a wholly owned subsidiary of the Company. Our operations are conducted through CTT Pharma. On July 20, 2015 the Company changed its name from Mindesta Inc. to CTT Pharmaceutical Holdings, Inc. to more accurately reflect the Company’s new business plan, developing an oral delivery system of medication contained on a disposable film.

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

Our operations and products under development are subject to extensive regulation in the jurisdictions where the products are produced or distributed. While we are a U.S. corporation, we will not have any business activities in the United States in the foreseeable future. As a result, we will not file any applications with the Food and Drug Administration. We will however be subject to the rules and regulations promulgated by Health Canada and other countries where we do business.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2015

We did not generate any revenues during these periods.

For the three and six months ended June 30, 2015 we incurred net losses from operations of $(362,657) and $(699,709).

Our largest expenses for the three and six months ended June 30, 2015 were consulting fees totaling $195,155 and $363,214 and investor relations totaling $121,150 and $245,419 respectively. Our only other significant expense for the three and six month period ended June 30, 2015 were professional fees totaling $42,496 and $51,332, and general and administrative expenses totaling $4,466 and $39,348

Except for our officers and directors, as of June 30, 2015 we had no full time employees. We do have two part time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our officers and directors. .

For the three and six months ended June 30, 2014

We did not generate any revenues during these periods.

During these periods, our operations were minimal. Total expenses were $2,580 and $1,673 respectively with the single largest expense being for professional fees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015 (unaudited) and December 31, 2014.

Current assets at June 30, 2015 as compared to December 31, 2014 were $958,688 as compared to $1,049,734, representing a decline of approximately 8%. The decline is attributable to both a decline in our current cash position from $81,179 to $46,073 and a decline in our prepaid expenses from $963,125 to $907,185. Total assets at June 30, 2015 were $1,183,260 as compared to $1,662,370 on December 31, 2014 representing a decline of approximately 29%.

At June 30, 2015 our current liabilities totaled $196,373 as compared to $1,075,740 at December 31, 2014, representing a decline of approximately 82%. Approximately $866,250 of this decrease represents a reduction in our liability to issue stock from $906,250 to $40,000, and a reduction of $58,663 in monies due related parties from $147,240 to $88,577.

We have a working capital deficiency (exclusive of prepaid expenses and liability to issue common shares) of $74,870 at June 30, 2015 as compared to a working capital deficit at December 31, 2014 of $82,881.

The Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company specializes in the development of oral drug delivery systems for pain management and treatment. At June 30, 2015 the Company has a retained deficit of $(667,071) and total stockholders equity of $986.887. This compares with retained earnings of $32,638 and total Stockholders’ equity of $586,630 at December 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

On July 30, 2015 we received a comment letter from the Securities and Exchange Commission in connection with our Annual Report on Form 10-K filed April 14, 2014. We intend to file a response to this Comment Letter. We do not believe that there will be any material changes made to our financial statements.

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

On September 9, 2014 , the Company entered into a Share Exchange Agreement (the “ Exchange Agreement”) with CTT Pharmaceuticals, Inc., (“CTT” or “CTT Pharma”), and the shareholders of CTT Pharma whereby the Company acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of the Company’s common stock. We also issued an additional 8,444,337 shares in connection with the same transaction.

During the quarter ended December 31, 2014 we issued 10,700,000 common shares for services rendered.

During the quarter ended June 30, 2015 we issued 18,125,000 common shares for services to be rendered.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Pankaj Modi Chief Executive Officer

31.2	Rule 13a-14(a)/15d14(a) Certifications of Lucie Letellier, CFO

32.1	Section 1350 Certifications of Pankaj Modi, Chief Executive Officer

32.2	Section 1350 Certifications Lucie Letellier, CFO

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTT PHARMACEUTICAL HOLDINGS, INC.

Date: August 19, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer

Date: August 19, 2015	By:	/s/ Lucie Letellier
Lucie Letellier
Chief Financial Officer