Form 10-K/A
period 2014-12-31
CTT PHARMACEUTICAL HOLDINGS, INC.
filed 2015-10-08
CIK 1035422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

———————

FORM 10-K A-3

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

MINDESTA INC.

(former name of registrant)

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

At September 30, 2015 there were 21,349,377 shares of the registrant’s common stock outstanding (the only class of voting common stock).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K A-3 contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words "believes", "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider all of the material risks in connection with any forward-looking statements that may be made herein.

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

EXPLANATORY NOTE

This Amendment Number 3 to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2015 is being filed in response to a Comment Letter received from the Securities and Exchange Commission. In connection therewith, we have restated our audited financial statements.

This Amendment No. 3 should be read in conjunction with the original filing of our Form 10-K and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report filed on Form 10-K.

PART I

Item 1. Business.

Overview

CTT Pharmaceutical Holdings, Inc. (“CTT Pharmaceuticals”, "the Company," "our", “us” or "we") is a Delaware Corporation, was incorporated on November 6, 1996 under the name Winchester Mining Corp. The name of the Company was changed to PNW Capital, Inc. on May 16, 2000. In 2002, PNW Capital, Inc. acquired Industrial Minerals Incorporated, a private Nevada Corporation, and changed its name to Industrial Minerals, Inc. Effective July 26, 2011, the Company adopted the name of "Mindesta Inc.". In conjunction with this action, the Company consolidated its stock on a 20:1 basis.

Due to financial difficulties and the inability to secure financing, the Company ceased operations in 2013.

On September 9, 2014 the Company. entered into a Share Exchange Agreement (the "Exchange Agreement") with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 ("CTT" or "CTT Pharma"), and the shareholders of CTT Pharma whereby the Company acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of our common stock of which CTT Pharma instructed us to issue 8,444,337 to Capital Financial. (The shares of common stock issued to Capital Financial was an obligation incurred by CTT Pharma.)

The 149,183,285 restricted common stock issued at closing represented approximately 80% of the then issued and outstanding shares of our common stock.

Effective July 20, 2015 we changed our name to CTT Pharmaceutical Holdings, Inc. (“CTT Pharmaceuticals”).

CTT is now a wholly owned subsidiary of CTT Pharmaceuticals and is now the Company’s exclusive focus. We have abandoned all of our previous business operations. CTT Pharma is a development stage company with limited operations to date focused on developing an oral delivery system of medication contained on a disposable film.

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

Many different kinds of pain exist including acute, chronic, persistent and breakthrough pain. As well, there exist different approaches to treat pain. Opiates are typically prescribed to manage moderate-to-severe acute or chronic breakthrough pain due to the fact that fast-acting, short-lived opiates can provide rapid delivery. The most common acute use of opioids is for post-surgical pain. Opiates drugs used to treat acute pan include intravenous fentanyl, hydrocodone and oral oxycodone, which provide rapid pain relief but pose a huge risk of addiction and dependency. We believe that our cannabis Wafers can provide the same type of pain relief as opiates without the risks of addiction.

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

Subject to regulatory approval from Canada Health, human trials will then begin. We estimate that these trials will begin in approximately one year and will cost $830,000 inclusive of all required laboratory testing. These trials will be very specific and indication oriented to give us a specific results. The trials will be done with four way arms protocol. This will involve the following dosing schedules to achieve our results directed toward quantitative measurements of efficacy (effects) of the doses, blood levels of drug or cannabis contents, side effects evaluation. We believe that these trials will take three to six months to complete.

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

To date, both CTT Pharmaceuticals and CTT Pharma have financed their operations primarily through private sales of common stock and shareholder loans. Our ability to generate revenues will depend upon our ability to secure additional funding and successfully manufacture and market our Wafers.

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

The medical marijuana industry is our primary target market. While many jurisdictions have been decriminalizing or legalizing the use of medical marijuana, if this trend stops or is reversed, demand for our cannabis wafers will diminish. This would have a negative impact on our business, operations and financial condition.

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

Item 1B. Unresolved Staff Comments.

The Company has received several comment letters from the Staff of the Securities and Exchange Commission in connection with the filing of this Annual Report. The most recent comment letter is dated July 30, 2015. We have addressed these comments in this Form 10-K A-3.

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

Quarter Ended	High	Low *
December 31, 2014	$0.08	$0.02
September 30, 2014	$0.15	$0.01
June 30, 2014	$0.03	$0.01
March 31, 2014	$0.03	$0.01
December 31, 2013	$0.03	$0.01
September 30, 2013	$0.02	$0.01
June 30, 2013	$0.04	$0.01
March 31, 2013	$0.12	$0.01

*Prices do not reflect a 1:10 reverse split of our common stock occurring July 20, 2015.

On July 20, 2015 the Company filed a Certificate of Amendment (the “Amended Certificate”) to the Company’s Certificate of Incorporation.

As of September 30, 2015 the closing price of our common stock was $0.42 per share, according to OTC Markets Group Inc.

Record Holders

As of September 25, 2015 there were approximately 318 record holding our common stock, which does not include an undetermined number of beneficial stockholders who hold their shares in "street name" through a brokerage or other institution. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

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

Overview

The Company, through its wholly owned subsidiary, CTT Pharma, specializes in drug delivery systems technology within the pharmaceutical industry. CTT Pharma's focus is fast dissolving drug delivery systems. The company's technology platform includes the development of advanced oral delivery thin wafers infused with both natural and/or synthetic cannabis extracts (THC, annabinoids, Terpenes) for pain management and treatment. CTT Pharma has no revenues to date and is unlikely to generate cash flows from operations in the immediate future.

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

On September 9, 2014, we entered into a Share Exchange Agreement (the " Exchange Agreement") with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 ("CTT" or "CTT Pharma"), and the shareholders of CTT Pharma whereby we acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of our common stock.

The 140,738,948 restricted shares of common stock issued to former CTT Pharma stockholders and the 8,444,337 shares of restricted shares issued at closing represent approximately 80% of the then issued and outstanding common stock of our common stock.

As a result of the transactions effected by the Exchange Agreement, at closing CTT Pharma became a wholly owned subsidiary and we abandoned all of our previous business operations with the business of CTT Pharma now being our sole business. CTT Pharma is a development stage company with limited operations to date focused on developing an oral delivery system of medication contained on a disposable film.

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

Results of Operations – Years ended December 31, 2014 and 2013

RESULTS OF OPERATIONS:

For the twelve months ended December 31, 2014, the Company recorded a Net Loss of $(672,162) or $(0.01) per share, as compared to a Net loss of $18,911 for the twelve months ended December 31, 2013, or ($0.01) per share. The Net Loss in 2014 is primarily attributable to costs associated with investor relations and marketing and promotion.

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

At December 31, 2014 we had prepaid expenses attributable to current assets of $963,125 and accounts receivable totaling $5,430. Current assets totaled $1,049,734. We have also recorded as a long term asset, prepaid expenses totaling $612,636. As a result, our total assets were $1,662,370. There were no company assets at December 31, 2013.

Current liabilities:

Current liabilities at December 31, 2014 totaled $169,490 including a liability of $147,240 due related parties and $22,250 in accounts payable and accrued liabilities.

We have a working capital surplus of $880,244.

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

Current and Future Financing Needs

Stockholders' equity at December 31, 2014 totaled $1,492,880 as compared to a stockholders’ deficit of $(29,322) at December 31, 2013.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made, different estimates reasonably could have been used, or if changes in the estimate that would have a material impact on the Company's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable. However, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Company's Board of Directors, has reviewed the Company's disclosures relating to these estimates.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on this evaluation, our management concluded that, as of December 31, 2014, we maintained effective internal control over financial reporting.

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

Dr. Modi is an adjunct professor of Internal Medicine at OVC, University of Guelph, Canada; Instituto de Endocrinologia Metabolismo y Reproduction, SA, Ecuador; Universidad de Buenos Aires (UBA); Sociedad Argentina de Medicina Interna General, Cruz Roja Boliviana; Associaçăo Médica Brasileira; Centro Universitario de Ciencias de la Salud, Mexico; and Facultad de Salud Pública y Nutrición, Universidad Autónoma de Nuevo León, Universidad Nacional de Asunción, UNA, Spain.

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

A Fellow with the Royal College of Medicine, UK, Dr. Modi is a member of the American Diabetes Association, American Endocrinology Society, American Pain Society, American Dermatological Association, Associaçăo Médica Brasileira and Sociedad Argentina de Medicina Interna General. He received faculty teaching awards three years in a row and was awarded Best Researcher by Movement Disorders and Psychiatry, McMaster University, Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. As of the date of this report, all Section 16(a) filings have not been made. The Company is undertaking to file the required Section 16(a) forms and has notified shareholders owning more than 10% of the Company’s outstanding common stock of the filing requirements.

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

Executive Officer Compensation Table

			Stock	Option
Name and Position	Year	Salary ($)	Awards ($)	Awards ($)	Total ($)

Pankaj Modi	2014	—	—	—	—
CEO/Director	2013	—	—	—	—

Dean Hanisch	2014	60,000(1)	—	—	60,000
Pres/Sec/Director	2013	—	—	—	—

Lucie Letellier	2014	—	500,000	—	500,000
CFO	2013	—	—	—	—

Allen Greenspoon	2014	—	—	110,243(2)	110,243
Director	2013	—	—	—	—

Greg Bowes	2014	—	—	—	—
Former officer and director	2013	—	—	—	—

———————

(1)

Management fee payable.

(2)

Options are exercisable at $.10 per share (pre-split).

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

	No of Shares of	No. of	Percent of
Name and Address	Common Stock (1)	Options (1)	Class(1) (3)

Pankaj Modi	70,369,474	—	33.0%
519 Golf Links Road
Ancaster, Ontario L9G 4X9

Dean Hanisch	14,078,894	—	6.6%
326 River Road
Ottawa, Ontario KIV 1H2

Heshan Osman	20,970,103	—	9.8%
716 Vermillion Drive
Gloucester, Ontario
K1B 1V9

Capital Financial	28,471,489	—	13.3%
Camay Rabay, principal;
SGBL Bank street,
Beyrouth, Lebanon

Allen Greenspoon	3,333,333	5,000,000 (2)	3.9%
M1-414 Victoria Ave. N.
Hamilton, ON L8L 5G8

Lucie Letellier	5,000,000	—	2.3%
88 Ramsay Road
Chelseam Quebec, J9B 2J1

All officers and Directors
As a Group (4)	92,781,691	5,000,000	43.5%

———————

(1)

Represents pre-split stock ownership.

(2)

Options are exercisable at $.10 per share (pre-split).

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

CTT PHARMACEUTICAL HOLDINGS, INC.

Date: October 8, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer/Director

Date: October 8, 2015	By:	/s/ Lucie Letellier
Lucie Letellier
Chief Financial Officer/ Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 8, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer/Director

Date: October 8, 2015	By:	/s/ Dean Hanisch
Dean Hanisch
President/Director

Date: October 8, 2015		/s/ Allen Greenspoon
Allen Greenspoon
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CTT Pharmaceuticals Holdings, Inc. (formerly “Mindesta, Inc.”):

We have audited the accompanying consolidated balance sheets of CTT Pharmaceuticals Holdings, Inc. (formerly “Mindesta, Inc.”) (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years then ended. CTT Pharmaceuticals Holdings, Inc. (formerly “Mindesta, Inc.”) management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTT Pharmaceuticals Holdings, Inc. (formerly “Mindesta, Inc.”) as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company incurred a net loss of $672,162 and the continuation of the Company is dependent upon the continuing support of the shareholders, ongoing product development, the successful implementation of a marketing program, market acceptance of its products and achieving profitability.  These factors along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9, the accompanying consolidated financial statements as of and for the year ended December 31, 2014 were restated for the correction of an error.

Vancouver, BC
April 10, 2015 except for note 9 to the consolidated financial statements, which was as of October 1, 2015	MNP LLP

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Consolidated Balance Sheets

(Expressed in United States Dollars, unless otherwise stated)

	As at
	December 31,
	2014	2013
	(Restated – Note 9)
Assets
Current
Cash	$81,179	$—
Prepaid expenses (note 4)	963,125	—
Receivables	5,430	—
Total current assets	1,049,734	—

Prepaid expenses (note 4)	612,636
Total assets	$1,662,370	$—

Liabilities
Current
Accounts payable and accrued liabilities	$22,250	$10,522
Due to related parties (note 6)	147,240	18,800
Total liabilities	169,490	29,322

Stockholders’ equity (deficiency)
Common stock 300,000,000 shares authorized, $0.0001 par value; 19,506,803 shares issued and outstanding (2013 – 14,918,329) (note 5)	1,951	1,492
Additional paid-in capital	145,729	82,708
Common shares to be issued (note 5)	1,806,250	—
Contributed Surplus	407,381	85,845
Accumulated other comprehensive income (loss)	(1,069)	(4,167)
Deficit	(867,362)	(195,200)
Total stockholders' equity (deficiency)	1,492,880	(29,322)

Total liabilities and stockholders' equity	$1,662,370	$—

Going Concern (Note 1)

Reverse Acquisition and Recapitalization (Note 2)

Commitments and contingencies (Note 7)

Approved by the Board; (signed) Dean Hanisch, Director

See accompanying notes to consolidated financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Consolidated Statements of Comprehensive (Loss)

(Expressed in United States Dollars, unless otherwise stated)

	Year ended December 31,
	2014	2013
	(Restated – Note 9)
Expenses
Consulting fees	$483,377	$—
Investor relations	7,517	—
Marketing and promotion	126,760	—
Office and administration	17,641	3,844
Professional fees	36,867	15,067
Total expenses	672,162	18,911
Net income (loss)	$(672,162)	$(18,911)

Other comprehensive income (loss)
Foreign exchange translation gain	3,098	1,409

Comprehensive income (loss)	$(669,064)	$(17,502)

Net (loss) per share – basic and diluted	$(0.04)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	16,338,870	14,918,329

See accompanying notes to consolidated financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Statement of Stockholders' Equity

For the Year Ended December 31, 2014

							Accumulated	Total
	Common Stock		Additional		Common		Other	Stockholders'
	Number		Paid-in	Contributed	shares	Accumulated	Comprehensive	Equity
	of Shares	Amount	Capital	Surplus	to be issued	Deficit	Income (loss)	(Deficit)
					(Restated –	(Restated –
					Note 9)	Note 9)
Balance at December 31, 2012	14,918,329	$1,492	$82,708	$77,665	$—	$(176,289)	$(5,576)	$(20,000)
Contribution of capital – interest	—	—	—	3,828	—	—	—	3,828
Contribution of capital – loan forgiveness (Note 6)	—	—	—	4,352	—	—	—	4,352
Foreign currency translation adjustment	—	—	—	—	—	—	1,409	1,409
Net loss	—	—	—	—	—	(18,911)	—	(18,911)

Balance at December 31, 2013	14,918,329	1,492	82,708	85,845	—	(195,200)	(4,167)	(29,322)
Issued pursuant to Exchange Agreement (Note 2)	4,588,474	459	63,021	—	—	—	—	63,480
Stock based compensation	—	—	—	308,439	—	—	—	308,439
Common shares to be issued (Note 5)	—	—	—	—	1,806,250	—	—	1,806,250
Contribution of capital – interest	—	—	—	7,958	—	—	—	7,958
Contribution of capital – loan forgiveness (Note 6)	—	—	—	5,139	—	—	—	5,139
Foreign currency translation adjustment	—	—	—	—	—	—	3,098	3,098
Net loss	—	—	—	—	—	(672,162)	—	(672,162)

Balance at December 31, 2014	19,506,803	$1,951	$145,729	$407,381	$1,806,250	$(867,362)	$(1,069)	$1,492,880

See accompanying notes to consolidated financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Consolidated Statements of Cash Flows

(Expressed in United States Dollars, unless otherwise stated)

	Year ended December 31
	2014	2013
	(Restated – Note 9)
Cash provided by (used in) Operating activities
Net (loss) attributable to the company	$(672,162)	$(18,911)
Adjustments for non-cash transactions:
Imputation of interest on shareholder loans	7,958	3,828
Expenses paid by shareholders	5,139	4,352
Stock based compensation	308,439	—
Shares issued for services	237,363	—
Accrued management fees	60,000
Prepaid expenses and deposits	(6,874)	—
Accounts receivable	—	—
Accounts payable and accrued liabilities	(12,113)	10,522
Cash used in operating activities	(72,250)	(209)

Investing activities
Cash received pursuant to reverse acquisition (Note 2)	151,891	—
Cash flows from investing activities	151,891	—

Effect of exchange rate changes on cash	1,538	209
Net increase (decrease) in cash	$81,179	$—
Cash, beginning of period	—	—
Cash, end of period	$81,179	$—
Supplementary information
Interest paid	$—	$—
Income taxes paid	$—	$—

 See accompanying notes to consolidated financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements of Mindesta Inc. (the “Company”, or “Mindesta”), for the year ended December 31, 2014 and the notes thereto (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and have been presented in US dollars. The Financial Statements include the Company’s wholly owned subsidiary CTT Pharmaceuticals Inc. (“CTT Pharma”) (Note 2b). All significant intercompany accounts and transactions are eliminated in consolidation.

The Company plans to specialize in the development of oral drug delivery systems for pain management and treatment. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated cash flow from operations and is unlikely to generate cash flows from operations in the immediate or foreseeable future. For the year ended December 31, 2014, the Company has incurred a net loss before other items of $ 672,162 (2013 - $18,911), negative cash flows from operations of $ 72,250 (2013 - $209) and has had no sources of revenue. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's fiscal year-end is December 31.

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES

(a)

Organization

Mindesta, Inc. was incorporated on November 6, 1996, as Winchester Mining Corporation in the State of Delaware. Effective July 26, 2011, the Company changed its name to “Mindesta Inc.” The Company trades on the OTC under the symbol MDST.

(b)

Reverse Acquisition and Recapitalization

On September 9, 2014, Mindesta entered into a Share Exchange Agreement (the “Exchange Agreement”) with CTT Pharma, an entity organized under the Canadian Corporations Business Act in March 2007 and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 14,918,329 shares of Mindesta common stock.

The 140,738,948 restricted shares of Mindesta common stock issued to former CTT Pharma stockholders and the 844,434 shares of Mindesta restricted shares issued at closing represent approximately 80% of the then issued and outstanding common stock of Mindesta.

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

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

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

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Notes to Consolidated Financial Statements

vii)

Financial Instruments

The fair market value of the Company’s financial instruments comprising cash, receivables, accounts payable and accrued liabilities and due to shareholder were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions which do not exceed federally insured amounts. The Company has not experienced any material losses in such accounts.

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

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

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

NOTE 3 – RECENTLY ADOPTED AND FUTURE ACCOUNTING PRONOUNCEMENTS

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

iii)

ASU 2014-08

In April 2014, FASB issued ASU 2014-08, “Discontinued Operations”. ASC guidance was issued related to discontinued operations which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company’s fiscal year beginning January 1, 2015. Early application is permitted. The Company does not expect the updated guidance to have an impact on the consolidated financial position, results of operations or cash flows.

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

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

NOTE 4 – PREPAID EXPENSES

During the year ended December 31, 2014 the Company entered into various consulting agreements for services to be rendered over 1 to 2 years. In consideration for the consultants’ services the Company has agreed to issue 1,812,500 common shares valued at $1,806,250 based on the closing stock price of the Company on the date of the agreements, and recorded this as prepaid expense. As at December 31, 2014, $237,363 had been expensed. Refer to Note 5E.

NOTE 5 – STOCKHOLDER’S EQUITY

A.

COMMON STOCK

The number of common shares outstanding at December 31, 2014 and December 31, 2013 were as follows:

	Number	Par Value $	Additional Paid-in Capital $
Outstanding at December 31, 2013	14,918,329	1,492	82,708

Issued pursuant to Exchange Agreement (Note 2)	4,588,474	459	63,021

Outstanding at December 31, 2014	19,506,803	1,951	145,729

On October 1, 2014 the board of directors approved a resolution to increase the authorized capital of the Company from 200,000,000 common shares to 300,000,000 common shares.

On September 9, 2014, Mindesta entered into an Exchange Agreement with the shareholders of CTT Pharma whereby Mindesta agreed to acquire all of the issued and outstanding capital stock of CTT Pharma in exchange for 14,918,329 of Mindesta’s common stock. As a result of the transaction CTT Pharma is a wholly owned subsidiary of Mindesta. This transaction was accounted for as a reverse recapitalization of CTT Pharma since the former shareholders of CTT Pharma obtained approximately 80% voting control and management control of Mindesta and accordingly CTT Pharma is considered to be the acquirer for accounting purposes. Mindesta is deemed to have issued 4,588,474 common shares which represents the outstanding common shares of Mindesta just prior to the closing of the transaction.

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Notes to Consolidated Financial Statements

B.

STOCK OPTIONS

Options	Number	Weighted Avg. Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	65,000	$1.00	1.29	$0
Issued	1,350,000	$0.15	3.00	$0
Cancelled/Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2014	1,415,000	$0.19	2.92	$0
Exercisable at December 31, 2014	740,000	$0.22	2.92	$0

On October 17, 2014, the Company granted stock options to purchase 1,350,000 common shares at a price of $0.15 per share until December 31, 2017. Half of the options vested immediately with the remaining options vesting over a one year or two year term. The fair value of the option grant was estimated to be $0.43 using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 390% - 396%; risk-free interest rate of 1.10% - 1.44%; and an expected term of 3.21 years.

There were 740,000 options outstanding and exercisable at December 31, 2014 (2013 – 65,000).

The weighted average remaining contractual term of options outstanding as at December 31, 2014 was 2.92 years (2013 – 2.29).

The Company recognized $308,439 of stock compensation expense for the year ending December 31, 2014 (2013 - $nil).

A summary of the non-vested options as of December 31, 2014 is as follows:

Non-vested Options	Number	Weighted Avg. Grant-Date Fair Value
Non-vested at December 31, 2013	—	—
Issued	1,350,000	$0.43
Vested	(675,000)	$0.40
Forfeited	—	—
Non-vested at December 31, 2014	675,000	$0.46

The vesting of these options is dependent on service requirements which have yet to be met. As of December 31, 2014, there was $273,886 of unrecognized compensation cost related to non-vested stock options to be recognized over a weighted average period of 1.5 years.

C.

WARRANTS

A summary of the Company’s warrants is presented below:

		Weighted
	Number of Warrants	average exercise price $

Balance, December 31, 2013	0	0
Issued	789,166	0.1
Balance, December 31, 2014	789,166	0.1

These warrants were issued and outstanding prior to the reverse acquisition discussed in note 2(b).

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Notes to Consolidated Financial Statements

D.

EARNINGS PER SHARE

The basic and fully-diluted weighted average number of common shares outstanding was as follows:

For the twelve months ended:
December 31, 2014	16,338,870
December 31, 2013	14,918,329

For the years ended December 31, 2014 and 2013, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

E.

COMMON SHARES TO BE ISSUED

During the year ended December 31, 2014 the Company entered into various consulting agreements for services to be rendered over 1 to 2 years. In consideration for the consultants’ services the Company has agreed to issue 1,812,500 common shares valued at $1,806,250 based on the closing stock price of the Company on the date of the agreements, and recorded this as prepaid expense. As at December 31, 2014, $237,363 had been expensed.

The Company has not yet issued the common shares and as such has reflected this commitment to issue fully vested non-forfeitable common shares as common shares to be issued.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Included in due to related parties is a balance of $60,000 related to management fees payable to the Company’s CEO (2013 - $Nil).

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

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Notes to Consolidated Financial Statements

NOTE 8 – INCOME TAXES

For the years ended December 31, 2014 and 2013, a reconciliation of income tax benefit at the federal statutory rate to income tax benefit at the Company's effective tax rates is as follows.

	2014	2013

(Loss) for the year	$(672,162)	$(18,911)
Rate in effect	26%	15.5%

Expected income tax (recovery)	(174,762)	(2,931)
Non-deductible items	189,111	1,268
Change in tax rates	(1,920)	—
Effect of foreign exchange	522	—
Effect of foreign tax rates	(51,964)	—
Reverse takeover transaction	(628,357)	—
Change in valuation allowance	667,370	1,663

Total income tax expense	$—	$—

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

As at December 31, 2014, the Company has non capital loss carry forwards in Canada of approximately $36,382 (2013 - $20,191). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

$

2033	20,191
2034	16,191
Total	36,382

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Notes to Consolidated Financial Statements

As at December 31, 2014, the Company's net operating loss carry forward in the United States is approximately $773,185 (2013 - $nil). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

$

2028	34,341
2029	365,666
2033	197,788
2034	175,390
Total	773,185

As at December 31, 2014, the Company's capital loss carry forward is approximately $596,702 (2013 - $nil). This benefit has been fully offset by a valuation allowance based on management's determination that it is not more likely than not that some or all of this benefit will be realized. These losses expire as follows:

$

2016	596,705
Total	596,705

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

NOTE 9 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that there had been an error in its accounting for common shares to be issued for services contained in its consolidated financial statements for the year ended December 31, 2014 filed with the Securities Exchange Commission on April 10, 2014. The Company determined that the common shares to be issued for services should have been presented in stockholders’ equity instead as a liability, as the contracts granted a fully vested, non-forfeitable right to common shares as at the date of the contracts. A restatement adjustment was made to correct the error by increasing Common shares to be issued by $1,806,250, decreasing Liability to issue common shares by $906,250, and decreasing Gain on contracts settled through shares by $900,000.

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet as at December 31, 2014.

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Liabilities
Liability to issue common shares	906,250	(906,250)	—
Total liabilities	1,075,740	(906,250)	169,490
Stockholders’ equity (deficiency)
Common shares to be issued	—	1,806,250	1,806,250
Deficit	32,638	(900,000)	(867,362)
Total stockholders’ equity (deficiency)	586,630	906,250	1,492,880

CTT Pharmaceutical Holdings, Inc. (Formerly “Mindesta Inc.”)

Notes to Consolidated Financial Statements

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Comprehensive Loss as at December 31, 2014.

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Gain on contracts settled through shares	900,000	(900,000)	—
Net income (loss)	227,838	(900,000)	(672,162)
Comprehensive income (loss)	230,936	(900,000)	(669,064)

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Stockholders’ Equity as at December 31, 2014.

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Common shares to be issued	—	1,806,250	1,806,250
Accumulated deficit	32,638	(900,000)	(867,362)
Total stockholders’ equity (deficit)	586,630	906,250	1,492,880

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Cash Flow as at December 31, 2014.

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Net income (loss) attributable to the company	227,838	(900,000)	(672,162)
Gain on liability to issue common shares	(900,000)	900,000	—

The Company authorized a 10:1 share consolidation subsequent to year end. All share information has been retroactively restated to reflect this share consolidation.