Form 10-Q/A
period 2015-03-31
CTT PHARMACEUTICAL HOLDINGS, INC.
filed 2015-11-12
CIK 1035422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A-1

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-30651

CTT PHARMACEUTICAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

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

At November 4, 2015 there were 21,349,377 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

EXPLANATORY NOTE:

This Amendment Number 1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 22, 2015 is being filed in response to a Comment Letter received from the Securities and Exchange Commission.

This Amendment No. 1 should be read in conjunction with the original filing of our Form 10-Q and our other filings made with the Securities and Exchange Commission subsequent to the filing of the original quarterly report filed on Form 10-Q.

On November 3, 2015 we filed a Form 8-K stating that you cannot rely on our previously issued financial statements. The financial statements contained in this filing represent a restatement of the previously filed financial statements for the period ended March 31, 2015.

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

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Balance Sheets

(Expressed in United States Dollars, unless otherwise stated)

	As at	As at
	March 31,	December 31,
	2015	2014
	$	$
	(note 1)	(note 1)
	(Restated - note 7)	(Restated - note 7)
	(unaudited)
Assets
Current
Cash	73,447	81,179
Prepaid expenses (note 3)	963,125	963,125
Receivables	5,430	5,430
Total current assets	1,042,002	1,049,734

Prepaid expenses (note 3)	376,848	612,636
Total assets	1,418,850	1,662,370

Liabilities
Current
Accounts payable and accrued liabilities	35,906	22,250
Due to related parties (note 6)	175,790	147,240
Total liabilities	211,696	169,490

Stockholders' equity
Common stock 300,000,000 shares authorized, $0.0001 par value; 19,506,802 shares issued and outstanding (2014 – 19,506,802)	1,951	1,951
Additional paid-in capital	145,729	145,729
Common shares to be issued (note 3)	1,806,250	1,806,250
Contributed surplus	455,337	407,381
Accumulated other comprehensive income (loss)	2,301	(1,069)
Retained earnings (deficit)	(1,204,414)	(867,362)
Total stockholders' equity	1,207,154	1,492,880

Total liabilities and stockholders' equity	1,418,850	1,662,370

See accompanying notes to unaudited interim condensed consolidated financial statements

Approved by Board :	(signed) Dean Hanisch
Director

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars, unless otherwise stated)

	3 months ended March 31,
	2015	2014
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
Operating expenses
Consulting fees	168,059	—
Investor relations	124,269	—
Marketing and promotion	1,006	—
Professional fees	8,836	766
General and administration	34,882	907
	337,052	1,673

Net (loss)	(337,052)	(1,673)
Other comprehensive (loss)
Foreign exchange gain (loss)	3,370	—

Comprehensive (loss)	(333,682)	(1,673)

Weighted average number of common shares outstanding - basic and diluted (note 4)	19,506,802	14,918,329
Net (loss) per share - basic and diluted	(0.02)	(0.01)

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

See accompanying notes to unaudited interim condensed consolidated financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Statement of Stockholders’ Equity

For the Period Ended March 31, 2015

(Unaudited)

	Common Stock
	(Re-stated – Note 7) Number of Shares	(Re-stated – Note 7) Amount	(Re-stated – Note 7) Additional Paid-in Capital	Contributed Surplus	(Re-stated – Note 7) Common shares to be issued	(Re-stated – Note 7 Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	(Re-stated – Note 7) Total Stockholders' (Deficit)
Balance at December 31, 2012	14,918,329	1,492	82,708	77,665		(176,289)	(5,576)	(20,000)

Contribution of capital - interest	—	—	—	3,828		—	—	3,828
Contribution of capital – loan forgiveness (Note 5)	—	—	—	4,352		—	—	4,352
Foreign currency translation adjustment	—	—	—	—		—	1,409	1,409
Net loss	—	—	—	—		(18,911)	—	(18,911)
Balance at December 31, 2013	14,918,329	1,492	82,708	85,845		(195,200)	(4,167)	(29,322)

Issued pursuant to Exchange Agreement (note 2)	4,588,474	459	63,021	—		—	—	63,480
Stock based compensation	—	—	—	308,439		—	—	308,439
Common shares to be issued (Note 5)					1,806,250			1,806,250
Contribution of capital – interest	—	—	—	7,958		—	—	7,958
Contribution of capital – loan forgiveness (Note 5)	—	—	—	5,139		—	—	5,139
Foreign currency translation adjustment	—	—	—	—		—	3,098	3,098
Net income	—	—	—	—		(672,162)	—	(672,162)

Balance at December 31, 2014	19,506,802	1,951	145,729	407,381	1,806,250	(867,362)	(1,069)	1,492,880

Stock based compensation	—	—	—	43,650		—	—	43,650
Contribution of capital – interest	—	—	—	4,306		—	—	4,306
Foreign currency translation adjustment	—	—	—	—		—	3,370	3,370
Net loss	—	—	—	—		(337,052)	—	(337,052)

Balance at March 31, 2015	19,506,802	1,951	145,729	455,336	1,806,250	(1,204,414)	2,301	1,207,154

See accompanying notes to the condensed consolidated interim financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

March 31, 2015

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”), (the “Company”, or “Mindesta”), for the period ended March 31, 2015 and the notes thereto (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and have been presented in US dollars. The Financial Statements include the Company’s wholly owned subsidiary CTT Pharmaceuticals Inc. (“CTT Pharma”) (Note 2b). All significant intercompany accounts and transactions are eliminated in consolidation. The unaudited interim consolidated financial statements of the Company for the three month period ended March 31, 2015 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company specializes in the development of oral drug delivery systems for pain management and treatment. These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated cash flow from operations and is unlikely to generate cash flows from operations in the immediate or foreseeable future. For the period ended March 31, 2015, the Company has incurred a net loss before other items of $ 337,052 (2014 - $1,673), negative cash flows from operations of $ 39,652 (2014 - $330) and has had no sources of revenue. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(b)

Reverse Acquisition and Recapitalization

On September 9, 2015 , Mindesta entered into a Share Exchange Agreement (the “ Exchange Agreement”) with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 and the shareholders of CTT Pharma whereby Mindesta acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 14,918,329 shares of Mindesta common stock.

The 14,073,895 restricted shares of Mindesta common stock issued to former CTT Pharma stockholders and the 844,434 shares of Mindesta restricted shares issued at closing represent approximately 80% of the then issued and outstanding common stock of Mindesta.

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

March 31, 2015

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

March 31, 2015

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

March 31, 2015

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

March 31, 2015

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

NOTE 3 – PREPAID EXPENSES

During the year ended December 31, 2014 the Company entered into various consulting agreements for services to be rendered over 1 to 2 periods. In consideration for the consultants’ services the Company has agreed to issue 1,812,500 common shares valued at $1,806,250 based on the closing stock price of the Company on the date of the agreements, and recorded this as prepaid expense. As at March 31, 2015, $473,151had been expensed. Refer to Note 4D.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

March 31, 2015

NOTE 4 – STOCKHOLDER’S EQUITY

A.

COMMON STOCK

Effective as of January 1, 2015 each share of common stock of the Corporation issues and outstanding will be subject to a 1:10 reverse stock split, with all fractional shares being rounded up to the nearest whole share. All stockholders’ data has been retro-actively adjusted to reflect this stock split in both current period and comparative figures. The number of common shares outstanding at March 31, 2015 and December 31, 2014 would be as follows:

	Number	Par Value $	Additional Paid-in Capital $
Outstanding at December 31, 2014	19,506,802	1,951	145,729

Outstanding at March 31, 2015	19,506,802	1,951	145,729

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

There were 1,415,000 options outstanding and 836,429 exercisable at March 31, 2015 (2014 – 1,415,000 outstanding and 740,000 exercisable).

The weighted average remaining contractual term of options outstanding as at March 31, 2015 was 2.69 years (December 31, 2014 – 3 years).

The Company recognized $43,650 of stock compensation expense for the period ending March 31, 2015 (Three Months Ended March 31, 2014 - $nil).

C.

EARNINGS PER SHARE

The basic and fully-diluted weighted average number of common shares outstanding was as follows:

For the three months ended:
March 31, 2015	19,506,802
March 31, 2014	14,918,329

For the periods ended March 31, 2015 and 2014, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

March 31, 2015

D.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

	As at March 31, 2015	As at December 31, 2014

Due to shareholders	$85,790	$87,240
Due to related party	90,000	60,000
	$175,790	$147,240

The Company has recorded obligations to its shareholders that are non-interest bearing or bear interest rates below equivalent market rates. During the three months ended March 31, 2015, the Company has recorded additional interest expense of $ 4,306 (Three months ended March 31, 2014 - $907) to reflect the benefit received from the shareholder for these non-interest bearing or low interest loans, using an estimated market rate of interest of 20%.

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

NOTE 7 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that there had been an error in its accounting for common shares to be issued for services contained in its consolidated financial statements for the year ended December 31, 2014 filed with the Securities Exchange Commission on April 10, 2014. The Company determined that the common shares to be issued for services should have been presented in stockholders’ equity instead as a liability, as the contracts granted a fully vested, non-forfeitable right to common shares as at the date of the contracts. A restatement adjustment was made to correct the error by increasing Common shares to be issued by $1,806,250, decreasing Liability to issue common shares by $906,250, and decreasing Gain on contracts settled through shares by $900,000.

As noted above there was a stock split announced which requires a retro-active adjustment. This has also been reflected in the restated consolidated financial statements for both current period as well as the comparative figures.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

March 31, 2015

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet as at March 31, 2015.

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Liabilities
Liability to issue common shares	906,250	(906,250)	—
Total liabilities	1,117,946	(906,250)	211,696
Stockholders’ equity (deficiency)
Par Value	19,507	(17,556)	1,951
Additional paid in capital	128,173	17,556	145,729
Common shares to be issued	—	1,806,250	1,806,250
Deficit	(304,414)	(900,000)	(1,204,414)
Total stockholders’ equity (deficiency)	300,904	906,250	1,207,154

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Stockholders’ Equity as at March 31, 2015.

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Common shares to be issued	—	1,806,250	1,806,250
Par Value	19,507	(17,556)	1,951
Additional paid in capital	128,173	17,556	145,729
Accumulated deficit	(304,414)	(900,000)	(1,204,414)
Total stockholders’ equity (deficit)	300,904	906,250	1,207,154

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our wholly owned subsidiary CTT Pharmaceutical Holdings (“CTT”) specializes in drug delivery systems technology within the pharmaceutical industry. CTT Pharma’s focus is fast dissolving drug delivery systems. The company’s revolutionary technology platform includes the development of advanced oral delivery thin wafers infused with both natural and/or synthetic cannabis extracts (THC, annabinoids, Terpenes) to deliver treatment as an alternate to smoking and ingestion.

The wafer is an orally administrable paper-thin polymer films used as a carrier for pharmaceutical agents. The wafer rapidly dissolves to release the pharmaceutical agent as soon as it comes in contact with saliva, thus obviating the need for water during administration. This attribute makes the wafer highly attractive for pediatric and geriatric patients due to the difficulty in swallowing conventional tablets and capsules.

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

For the three months ended March 31, 2015 we incurred a Net Loss of $(337,052) and a comprehensive loss of $(333,682) as a result of a foreign exchange gain of $3,370. Our principal costs during this period included consulting fees totaling $168,059, investor relations totaling $124,269 and general and administrative totaling $34,882. We did not have operations for the three months ended March 31, 2014 and had nominal expenses. Our Net Loss for this period totaled $(1,673). Our Net Loss per share was $(0.02) for the three months ended March 31, 2015 and our Net Loss was $(0.01) in 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015 and December 31, 2014.

Current assets at March 31, 2015 as compared to December 31, 2014 were $1,042,002 as compared to $1,049,734, representing a decline of less that 1%. The decline in our current assets is directly attributable to a decline in our cash position from $81,179 to $73,447. Total assets at March 31, 2015 were $1,418,850 as compared to $1,662,370 on December 31, 2014 representing a decline of approximately 15%. This decline is directly attributable to a reduction in our prepaid expenses from $612,636 to $376,848.

At March 31, 2015 our current liabilities totaled $211,696 as compared to $169,490 at December 31, 2014, representing an increase of approximately 25%. Accounts payable at March 31, 2015 totaled $35,906 and related party obligations totaling $175,790 as compared to $22,250 and $147,240 at December 31, 2014.

We have a working capital surplus at March 31, 2015 of $830,306 as compared to a working capital surplus of $880,244at December 31, 2014.

In our previously filed financial statements, we recorded a liability to issue stock. This has now been reported as a component of the Company’s Stockholders’ equity.

Going Concern Consideration

The Company specializes in the development of oral drug delivery systems for pain management and treatment. At March 31, 2015 the Company has a retained deficit of $(1,204,414) and total stockholders’ equity of $1,207,154. This compares with a retained deficit of $(867,362) and total Stockholders’ equity of $1,492,880. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

Pursuant to a comment letter received from the Securities and Exchange Commission, we will be amending our Form 10-Q for the period ended June 30, 2015.

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

On September 9, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 (“CTT” or “CTT Pharma”), and the shareholders of CTT Pharma whereby the Company acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of our common stock. We also issued an additional 8,444,337 shares in connection with the same transaction.

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

CTT Pharmaceutical Holdings, Inc.

Date: November 11, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer

Date: November 11, 2015	By:	/s/ Lucie Letellier
Lucie Letellier
Chief Financial Officer