Form 10-Q/A
period 2015-06-30
CTT PHARMACEUTICAL HOLDINGS, INC.
filed 2015-11-18
CIK 1035422

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

At November 10, 2015 there were 21,349,377 shares of the registrant’s common stock outstanding (the only class of voting common stock).

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

On November 3, 2015 we filed a Form 8-K stating that you cannot rely on our previously issued financial statements. The financial statements contained in this filing represent a restatement of the previously filed financial statements for the period ended June 30, 2015.

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

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Balance Sheets

(Expressed in United States Dollars, unless otherwise stated)

	As at	As at
	June 30,	December 31,
	2015	2014
	$	$
	(note 1)	(note 1)
	(Restated - note 7)	(Restated - note 7)
	(unaudited)
Assets
Current
Cash	46,073	81,179
Prepaid expenses (note 3)	907,185	963,125
Receivables	5 ,430	5,430
Total current assets	958,688	1,049,734

Prepaid expenses (note 3)	224,572	612,636
Total assets	1,183,260	1,662,370

Liabilities
Current
Accounts payable and accrued liabilities	67,796	22,250
Due to related parties (note 6)	88,577	147,240
Total liabilities	156,373	169,490

Stockholders' equity
Common stock 300,000,000 shares authorized, $0.0001 par value; 21,319,302 shares issued and outstanding (2014 – 19,506,802)	2,132	1,951
Additional paid-in capital	1,951,798	145,729
Common shares to be issued (note 3)	40,000	1,806,250
Contributed surplus	598,730	407,381
Accumulated other comprehensive income (loss)	1,298	(1,069)
Retained earnings (deficit)	(1,567,071)	(867,362)
Total stockholders' equity	1,026,887	1,492,880

Total liabilities and stockholders' equity	1,183,260	1,662,370

See accompanying notes to the condensed consolidated interim financial statements

Approved by Board :	(signed) Dean Hanisch
Director

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars, unless otherwise stated)

	3 months ended June 30		6 months ended June 30
	2015	2014	2015	2014
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses

Consulting fees	195,155	—	363,214	—
Investor relations	121,150	—	245,419	—
Marketing and promotion	(610)	—	396	—
Professional fees	42,496	4	51,332	770
General and administration	4,466	916	39,348	1,823
	362,657	920	699,709	2,593

Net (loss)	(362,657)	(920)	(699,709)	(2,593)
Other Comprehensive income (loss)
Foreign currency translation	1,003	—	2,367	—
Comprehensive income (loss)	(361,654)	(920)	(697,342)	(2,593)
Weighted average number of common shares outstanding – basic and diluted (note 4)	21,319,302	14,918,329	20,408,045	14,918,329
Net (loss) per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

See accompanying notes to the condensed consolidated interim financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in United States Dollars, unless otherwise stated)

	6 months ended June 30
	2015	2014
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
Cash provided by (used in) Operating activities
Net (loss) attributable to the company	(699,709)	(2,593)
Stock based compensation	92,816	—
Shares issued for services	484,004	—
Imputed interest on amounts due to related party	8,533	1,823
Changes in non-cash operating working capital :
Prepaid expenses and deposits	—	—
Accounts payable and accrued liabilities	45,546	(436)
	(68,810)	(1,206)

Financing activities
Proceeds from (payment to) related party	31,337	4,875
	31,337	4,875
Foreign exchange rate effect on cash	2,367	—
Net increase in cash	(35,106)	3,669
Cash, beginning of period	81,179	—
Cash, end of period	46,073	3,669
Supplementary information
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes to the condensed consolidated interim financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Statement of Stockholders’ Equity

For the Period Ended June 30, 2015

(Unaudited)

	Common Stock
	(Re-stated – Note 7) Number of Shares	(Re-stated – Note 7) Amount	(Re-stated – Note 7) Additional Paid-in Capital	Contributed Surplus	(Re-stated – Note 7) Common shares to be issued	(Re-stated – Note 7) Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	(Re-stated – Note 7) Total Stockholders' Deficit
Balance at December 31, 2012	14,918,329	1,492	82,708	77,665	—	(176,289)	(5,576)	(20,000)

Contribution of capital - interest	—	—	—	3,828	—	—	—	3,828
Contribution of capital – loan forgiveness (Note 5)	—	—	—	4,352	—	—	—	4,352
Foreign currency translation adjustment	—	—	—	—	—	—	1,409	1,409
Net loss	—	—	—	—	—	(18,911)	—	(18,911)
Balance at December 31, 2013	14,918,329	1,492	82,708	85,845	—	(195,200)	(4,167)	(29,322)

Issued pursuant to Exchange Agreement (note 2)	4,588,474	459	63,021	—	—	—	—	63,480
Stock based compensation	—	—	—	308,439		—	—	308,439
Common shares to be issued (Note 5)	—	—	—	—	1,806,250	—	—	1,806,250
Contribution of capital – interest	—	—	—	7,958	—	—	—	7,958
Contribution of capital – loan forgiveness (Note 5)	—	—	—	5,139	—	—	—	5,139
Foreign currency translation adjustment	—	—	—	—	—	—	3,098	3,098
Net income	—	—	—	—	—	(672,162)	—	(672,162)
Balance at December 31, 2014	19,506,802	1,951	145,729	407,381	1,806,250	(867,362)	(1,069)	1,492,880

Stock based compensation	—	—	—	92,816		—	—	92,816
Common shares to be issued (Note 5)	—	—	—	—	40,000	—	—	40,000
Shares issued for services	1,812,500	181	1,806,069	—	(1,806,250)	—	—	—
Contribution of capital – interest	—	—	—	8,533		—	—	8,533
Contribution of capital – loan	—	—	—	90,000		—	—	90,000
Foreign currency translation adjustment	—	—	—	—		—	2,367	2,367
Net loss	—	—	—	—		(699,709)	—	(699,709)
Balance at June 30, 2015	21,319,302	2,132	1,951,798	598,730	40,000	(1,567,071)	1,298	1,026,887

See accompanying notes to the condensed consolidated interim financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”), (the “Company”, or “Mindesta”), for the period ended June 30, 2015 and the notes thereto (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and have been presented in US dollars. The Financial Statements include the Company’s wholly owned subsidiary CTT Pharmaceuticals Inc. (“CTT Pharma”) (Note 2b). All significant intercompany accounts and transactions are eliminated in consolidation. The unaudited interim consolidated financial statements of the Company for the six month period ended June 30, 2015 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

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

NOTE 3 – PREPAID EXPENSES

During the year ended December 31, 2014, the Company entered into various consulting agreements for services to be rendered over 1 to 2 periods. In consideration for the consultants’ services the Company issued 1,812,500 common shares valued at $1,806,250 based on the closing stock price of the Company on the date of the agreements, and recorded this as prepaid expense. As at June 30, 2015, $473,151 had been expensed.

As at June 30, 2015, the Company was obligated to issue a further 100,000 common shares pursuant to a consulting agreement for services to be rendered over a period of one year. The Company has recorded this as a prepaid expense of $40,000 as at the date of the agreement calculated with reference to the number of common shares to be issued multiplied by the quoted stock price at June 30, 2015. Refer to Note 4D.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

NOTE 4 – STOCKHOLDER’S EQUITY

A.

COMMON STOCK

Effective as of January 1, 2015, each share of common stock of the Corporation issues and outstanding will be subject to a 1:10 reverse stock split, with all fractional shares being rounded up to the nearest whole share. All stockholders’ data has been retro-actively adjusted to reflect this stock split in both current period and comparative figures. The number of common shares outstanding at June 30, 2015 and December 31, 2014 were as follows:

	Number	Par Value	Additional Paid-in Capital
		$	$
Outstanding at December 31, 2014	19,506,802	1,951	145,729
Shares issued for services (note 3)	1,812,500	181	1,806,069
Outstanding at June 30, 2015	21,319,302	2,132	1,951,798

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

There were 1,415,000 options outstanding and 965,000 exercisable at June 30, 2015 (2014 – 1,415,000 outstanding and 740,000 exercisable).

The weighted average remaining contractual term of options outstanding as at June 30, 2015 was 2.45 years (December 31, 2014 – 2.92 years).

The Company recognized $92,816 of stock compensation expense for the period ending June 30, 2015 (Three Months Ended June 30, 2014 - $nil).

C.

EARNINGS PER SHARE

The basic and fully-diluted weighted average number of common shares outstanding was as follows:

For the six months ended:
June 30, 2015	20,408,045
June 30, 2014	14,918,329

For the periods ended June 30, 2015 and 2014, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

D.

COMMON SHARES TO BE ISSUED

As at June 30, 2015, the Company was obligated to issue a further 100,000 common shares pursuant to a consulting agreement for services to be rendered over a period of one year. The Company has recorded this as a prepaid expense of $40,000 as at the date of the agreement calculated with reference to the number of common shares to be issued multiplied by the quoted stock price at June 30, 2015.

The Company has not yet issued the common shares and as such has reflected this commitment to issue fully vested non-forfeitable common shares as common shares to be issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

	As at June 30, 2015	As at December 31, 2014
	$	$
Due to shareholders	88,577	87,240
Due to related party	—	60,000
	88,577	147,240

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

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

June 30, 2015

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Balance Sheet as at June 30, 2015.

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Liabilities
Liability to issue common shares	40,000	(40,000)	—
Total liabilities	196,373	(40,000)	156,373
Stockholders’ equity (deficiency)
Par Value	21,320	(19,188)	2,132
Additional paid in capital	1,032,610	919,188	1,951,798
Common shares to be issued	—	40,000	40,000
Deficit	(667,071)	(900,000)	(1,567,071)
Total stockholders’ equity (deficiency)	986,887	40,000	1,026,887

The following table sets forth the effects of the restatement adjustments discussed above on the Consolidated Statement of Stockholders’ Equity as at June 30, 2015.

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Common shares to be issued	—	40,000	40,000
Par Value	21,320	(19,188)	2,132
Additional paid in capital	1,032,610	919,188	1,951,798
Accumulated deficit	(667,071)	(900,000)	(1,567,071)
Total stockholders’ equity (deficit)	986,887	40,000	1,026,887

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2015 and 2014

We did not generate any revenues during these periods.

For the three months ended June 30, 2015 we incurred net losses from operations of $(362,657) and our Comprehensive Loss totaled $361,654. Our largest expenses for the three months ended June 30, 2015 were consulting fees of $195,155 and investor relations totaling $121,150. During this time period in 2014 we had nominal operations and incurred a Net Loss of $(920).

For the six months ended June 30, 2015, we incurred a Net Loss from operations totaling $(699,709) and a Comprehensive Loss of $(697,342). Our single largest expenses were consulting fees totaling $363,214 and investor relations totaling $245,419. For the six months ended June 30, 2014 we had nominal operations and incurred a Net Loss of $(2,593).

Except for our officers and directors, as of June 30, 2015 we had no full time employees. We do have two part time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our officers and directors.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015 (unaudited) and December 31, 2014 audited.

Current assets at June 30, 2015 were $958,688 as compared to $1,049,734 at December 31, 2014, representing a decline of approximately 9%. The decline is attributable to both a decline in our current cash position from $81,179 to $46,073 and a decline in our prepaid expenses from $963,125 to $907,185. Total assets at June 30, 2015 were $1,183,260 as compared to $1,662,370 on December 31, 2014 representing a decline of approximately 29%.

At June 30, 2015 our current liabilities totaled $156,373 as compared to $169,490 at December 31, 2014, representing a decline of approximately 8%. While accounts payable increased from $22,250 to $67,796. Related party liabilities declined from $147,240 to $88,577.

We have a working capital surplus of $802,315 at June 30, 2015 as compared to a working capital surplus of $880,244 at December 31, 2014. At June 30, 2015 approximately 94% of this surplus is attributable to prepaid expenses and approximately 91% of prepaid expenses is attributable to our working capital surplus at December 31, 2014.

The Company will require additional funding to continue operations and there is no assurance that such financing will be available or will be available on terms acceptable to the Company.

Going Concern Consideration

The Company specializes in the development of oral drug delivery systems for pain management and treatment. At June 30, 2015 the Company has a retained deficit of $(1,567,071) and total stockholders’ equity of $1,026,887. This compares with retained deficit of $(867,362) and total Stockholders’ equity of $1,492,880 at December 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President & Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q A-1. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

We have amended our Form 10-Q as a result of a comment letter received from the Securities and Exchange Commission.

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

On September 9, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with CTT Pharmaceuticals, Inc., (“CTT” or “CTT Pharma”), and the shareholders of CTT Pharma whereby the Company acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 shares of the Company’s common stock. We also issued an additional 8,444,337 shares in connection with the same transaction.

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

CTT PHARMACEUTICAL HOLDINGS, INC.

Date: November 13, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer

Date: November 13, 2015	By:	/s/ Lucie Letellier
Lucie Letellier
Chief Financial Officer