Form 10-Q
period 2015-09-30
CTT PHARMACEUTICAL HOLDINGS, INC.
filed 2015-11-23
CIK 1035422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At November 15, 2015 there were 21,349,377 shares of the registrant’s common stock outstanding (the only class of voting common stock).

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1

Condensed Consolidated Interim Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	3

Condensed Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	4

Statement of Stockholders Equity for the period ended September 30, 2015	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	17

ITEM 1B UNRESOLVED STAFF COMMENTS	17

ITEM 1A. RISK FACTORS	17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. MINE SAFETY DISCLOSURES	17

ITEM 5. OTHER INFORMATION	17

ITEM 6. EXHIBITS	18

SIGNATURES	19

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements and the notes thereto for the three month period ended September 30, 2015 (the “Financial Statements”), attached hereto and incorporated by this reference. The Financial Statements have been adjusted with all adjustments which, in the opinion of management, are necessary in order to make the Financial Statements not misleading. The Financial Statements have been prepared by CTT Pharmaceutical Holdings, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. The Financial Statements include all the adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly-owned subsidiary, CTT Pharmaceuticals, Inc. All significant intercompany accounts and transactions have been eliminated.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Balance Sheets

(Expressed in United States Dollars, unless otherwise stated)

	As at	As at
	September 30,	December 31,
	2015	2014
	$	$
	(note 1)	(note 1)
	(unaudited)
Assets
Current
Cash	32,121	81,179
Prepaid expenses (note 3)	884,487	963,125
Receivables	5,430	5,430
Total current assets	922,038	1,049,734

Prepaid expenses (note 3)	—	612,636
Total assets	922,038	1,662,370

Liabilities
Current
Accounts payable and accrued liabilities	96,342	22,250
Due to related parties (note 6)	87,618	147,240
Total liabilities	183,960	169,490

Stockholders' equity
Common stock 300,000,000 shares authorized, $0.0001 par value; 21,319,302 shares issued and outstanding (2014 – 19,506,802)	2,132	1,951
Additional paid-in capital	1,951,798	145,729
Common shares to be issued (note 3)	40,000	1,806,250
Contributed surplus	649,318	407,381
Accumulated other comprehensive income (loss)	3,832	(1,069)
Deficit	(1,909,002)	(867,362)
Total stockholders' equity	738,078	1,492,880

Total liabilities and stockholders' equity	922,038	1,662,370

See accompanying notes to unaudited interim condensed consolidated financial statements

On October 16, 2015, the Company effectuated a 1 for 10 reverse stock split. Shares have been retroactively restated.

Approved by Board	(signed) Dean Hanisch
Director

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in United States Dollars, unless otherwise stated)

	3 months ended September 30		9 months ended September 30
	2015	2014	2015	2014
	$	$	$	$
	(note 1)	(note 1)	(note 1)	(note 1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses

Consulting fees	174,088	—	537,302	—
Investor relations	123,822	—	369,242	—
Marketing and promotion	320	—	716	—
Professional fees	28,766	30,250	80,098	30,575
General and administration	14,934	12,946	54,282	13,068
	341,930	43,196	1,041,640	43,643

Net (loss)	(341,930)	(43,196)	(1,041,640)	(43,643)
Other Comprehensive income (loss)
Foreign currency translation	2,534	(67)	4,901	(201)
Comprehensive income (loss)	(339,396)	(43,263)	(1,036,739)	(43,844)
Weighted average number of common shares outstanding – basic and diluted (note 4)	21,319,302	15,768,949	21,319,302	15,202,911
Net (loss) per share – basic and diluted	(0.03)	(0.01)	(0.03)	(0.01)

See accompanying notes to unaudited condensed interim financial statements

On October 16, 2015, the Company effectuated a 1 for 10 reverse stock split. Shares have been retroactively restated

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Condensed Consolidated Interim Statements of Cash Flows

(Expressed in United States Dollars, unless otherwise stated)

	9 months ended September 30
	2015	2014
	$	$
	(note 1)	(note 1)
	(unaudited)	(unaudited)
Cash provided by (used in) Operating activities
Net (loss) attributable to the company	(1,041,640)	(43,643)
Stock based compensation	139,224	—
Shares issued for services	731,274	—
Imputed interest on amounts due to related party	12,713	12,680
Changes in non-cash operating working capital:
Prepaid expenses and deposits	—	—
Accounts payable and accrued liabilities	74,092	5,550
	(84,337)	(25,413)

Financing activities
Proceeds from (payment to) related party	30,378	—
	30,378	—

Investing activities
Cash received pursuant to reverse acquisition	—	151,892
	—	151,892

Foreign exchange rate effect on cash	4,901	(1,161)
Net increase in cash	(49,058)	125,318
Cash, beginning of period	81,179	—
Cash, end of period	32,121	125,318
Supplementary information
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes to unaudited interim condensed consolidated financial statements

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Statement of Stockholders’ Equity

For the Period Ended September 30, 2015

(Unaudited)

							Accumulated
	Common Stock		Additional		Common		Other	Total
	Number of		Paid-in	Contributed	shares to	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Surplus	be issued	Deficit	Income (loss)	Deficit
Balance at December 31, 2012	14,918,329	1,492	82,708	77,665	—	(176,289)	(5,576)	(20,000)

Contribution of capital - interest	—	—	—	3,828	—	—	—	3,828
Contribution of capital – loan forgiveness (Note 5)	—	—	—	4,352	—	—	—	4,352
Foreign currency translation adjustment	—	—	—	—	—	—	1,409	1,409
Net loss	—	—	—	—	—	(18,911)	—	(18,911)
Balance at December 31, 2013	14,918,329	1,492	82,708	85,845	—	(195,200)	(4,167)	(29,322)

Issued pursuant to Exchange Agreement (note 2)	4,588,474	459	63,021	—	—	—	—	63,480
Stock based compensation	—	—	—	308,439		—	—	308,439
Common shares to be issued (Note 5)	—	—	—	—	1,806,250	—	—	1,806,250
Contribution of capital – interest	—	—	—	7,958	—	—	—	7,958
Contribution of capital – loan forgiveness (Note 5)	—	—	—	5,139	—	—	—	5,139
Foreign currency translation adjustment	—	—	—	—	—	—	3,098	3,098
Net income	—	—	—	—	—	(672,162)	—	(672,162)

Balance at December 31, 2014	19,506,802	1,951	145,729	407,381	1,806,250	(867,362)	(1,069)	1,492,880

Stock based compensation	—	—	—	139,224	—	—	—	139,224
Common shares to be issued (Note 5)	—	—	—	—	40,000	—	—	40,000
Shares issued for services	1,812,500	181	1,806,069	—	(1,806,250)	—	—	—
Contribution of capital – interest	—	—	—	12,713	—	—	—	12,713
Contribution of capital – loan	—	—	—	90,000	—	—	—	90,000
Foreign currency translation adjustment	—	—	—	—	—	—	4,901	4,901
Net loss	—	—	—	—		(1,041,640)	—	(1,041,640)

Balance at September 30, 2015	21,319,302	2,132	1,951,798	649,318	40,000	(1,909,002)	3,832	738,078

See accompanying notes to the condensed consolidated interim financial statements

On October 16, 2015, the Company effectuated a 1 for 10 reverse stock split. Shares have been retroactively restated.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

September 30, 2015

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements of CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”), (the “Company”, or “Mindesta”), for the period ended September 30, 2015 and the notes thereto (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and have been presented in US dollars. The Financial Statements include the Company’s wholly owned subsidiary CTT Pharmaceuticals Inc. (“CTT Pharma”) (Note 2b). All significant intercompany accounts and transactions are eliminated in consolidation. The unaudited interim consolidated financial statements of the Company for the nine month period ended September 30, 2015 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal accruals) considered necessary for a fair presentation have been included.

The Company specializes in the development of oral drug delivery systems for pain management and treatment. These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated cash flow from operations and is unlikely to generate cash flows from operations in the immediate or foreseeable future. For the period ended September 30, 2015, the Company has incurred a net loss of $1,041,640 (2014 - $43,643), negative cash flows from operations of $84,337 (2014 - $25,413) and has had no sources of revenue. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(unaudited)

September 30, 2015

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES (continued)

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

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

September 30, 2015

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES (continued)

vi)  Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period, and diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalents would be antidilutive. There were no potentially dilutive common stock equivalents outstanding at September 30, 2015 or 2014.

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

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

September 30, 2015

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES (continued)

ix)  Income Taxes (continued)

Per FASB ASC 740 “Income taxes” under the liability method, it is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At September 30, 2015, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. Interest and penalties associated with the Company’s tax positions are recorded as Interest Expense.

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

(unaudited)

September 30, 2015

NOTE 2 – ORGANIZATION AND ACCOUNTING POLICIES (continued)

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

iv)  ASU 2015-12

In September 2015, FASB issued ASU 2015-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASC guidance was issued to update the guidance on performance stock awards. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. This standard is effective for the Company’s fiscal period beginning January 1, 2016. Early application is permitted. The Company does not expect the updated guidance to have a material impact on the consolidated financial position, results of operations or cash flows.

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

NOTE 3 – PREPAID EXPENSES

During the year ended December 31, 2014 the Company entered into various consulting agreements for services to be rendered over 1 to 2 periods. In consideration for the consultants’ services the Company issued 1,812,500 common shares valued at $1,806,250 based on the closing stock price of the Company on the date of the agreements, and recorded this as prepaid expense. As at September 30, 2015, $691,274 had been expensed.

As at September 30, 2015 the Company was obligated to issue a further 100,000 common shares pursuant to a consulting agreement for services to be rendered over a period of one year. The Company has recorded this as a prepaid expense of $40,000 as at the date of the agreement calculated with reference to the number of common shares to be issued multiplied by the quoted stock price at September 30, 2015. Refer to Note 4D.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

September 30, 2015

NOTE 4 – STOCKHOLDER’S EQUITY

A.

COMMON STOCK

Effective as of January 1, 2015 each share of common stock of the Corporation issues and outstanding will be subject to a 1:10 reverse stock split, with all fractional shares being rounded up to the nearest whole share. All stockholders’ data has been retro-actively adjusted to reflect this stock split in both current period and comparative figures. The number of common shares outstanding at September 30, 2015 and December 31, 2014 were as follows:

	Number	Par Value	Additional Paid-in Capital
		$	$
Outstanding at December 31, 2014	19,506,802	1,951	145,729
Shares issued for services (note 3)	1,812,500	181	1,806,069

Outstanding at September 30, 2015	21,319,302	2,132	1,951,798

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

There were 1,415,000 options outstanding and 965,000 exercisable at September 30, 2015 (2014 – 1,415,000 outstanding and 740,000 exercisable).

The weighted average remaining contractual term of options outstanding as at September 30, 2015 was 2.21 years (December 31, 2014 – 2.92 years).

The Company recognized $139,224 of stock compensation expense for the period ending September 30, 2015 (Nine Months Ended September 30, 2014 - $nil).

C. EARNINGS PER SHARE

The basic and fully-diluted weighted average number of common shares outstanding was as follows:

For the nine months ended:
September 30, 2015	21,319,302
September 30, 2014	15,202,911

For the periods ended September 30, 2015 and 2014, the inclusion of common stock equivalents in the calculation of the weighted average number of shares is anti-dilutive.

CTT Pharmaceutical Holdings, Inc. (Formerly, “Mindesta Inc.”)

Notes to Condensed Consolidated Interim Financial Statements

(unaudited)

September 30, 2015

NOTE 4 – STOCKHOLDER’S EQUITY (continued)

D.

COMMON SHARES TO BE ISSUED

As at September 30, 2015 the Company was obligated to issue a further 100,000 common shares pursuant to a consulting agreement for services to be rendered over a period of one year. The Company has recorded this as a prepaid expense of $40,000 as at the date of the agreement calculated with reference to the number of common shares to be issued multiplied by the quoted stock price at September 30, 2015.

The Company has not yet issued the common shares and as such has reflected this commitment to issue fully vested non-forfeitable common shares as common shares to be issued.

NOTE 5 – RELATED PARTY TRANSACTIONS

	As at September 30, 2015	As at December 31, 2014
	$	$
Due to shareholders	87,618	87,240
Due to related party	—	60,000
	87,618	147,240

The Company has recorded obligations to its shareholders that are non-interest bearing or bear interest rates below equivalent market rates. During the nine months ended September 30, 2015, the Company has recorded additional interest expense of $12,713 (nine months ended September 30, 2014 - $12,680) to reflect the benefit received from the shareholder for these non-interest bearing or low interest loans, using an estimated market rate of interest of 20%.

Included in due to related parties is a balance of $Nil related to management fees payable to the Company’s President (December 31, 2014 - $60,000). During the nine months ended September 30, 2015, the President forgave the balance of management fees payable to him of $90,000. This forgiveness of debt was recorded as a contribution to capital.

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

September 30, 2015

NOTE 7 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that there had been an error in its accounting for common shares to be issued for services contained in its consolidated financial statements for the year ended December 31, 2014 filed with the Securities Exchange Commission on April 10, 2015. The Company determined that the common shares to be issued for services should have been presented in stockholders’ equity instead as a liability, as the contracts granted a fully vested, non-forfeitable right to common shares as at the date of the contracts. A restatement adjustment was made to correct the error by increasing Common shares to be issued by $1,806,250, decreasing Liability to issue common shares by $906,250, and decreasing Gain on contracts settled through shares by $900,000.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2015 and 2014

We did not generate any revenues during these periods.

For the three months and nine months ended September 30, 2015, we incurred a Net Loss of $(290,864) and $(990,572). This compares with a Net Loss of $(43,196) and $(11,424) for the comparable periods in 2014. The primary reason for the significant increase in our operating losses from 2014 to $2015 is directly attributable to expenses incurred for consulting fees, investor relations and marketing fees in 2015 while no such expenses were incurred in 2014. Consulting fees for the three and nine months ended September 30, 2015 totaled $127,680 and $490,894 while investor relation expenses totaled $123,822 and $245,958 respectively. Marketing costs for the nine months ended September 30, 2015 totaled $123,284. There were no marketing expenses for the three months ended September 30, 2015. The only other expenses that we incurred for the nine months ended September 30, 2015 and 2014 were professional fees totaling $80,098 and $30,575, and general and administrative expenses totaling $50,338 and $2,960 respectively.

Foreign currency translations for all periods covered by this report were nominal.

Our Net Loss per share for the three and nine months ended September 30, 2015 was $(0.00) as compared to $(0.01) in 2014

Except for our officers and directors, as of September 30, 2015 we had no full time employees. We do have two part time employees. We anticipate adding additional employees, when adequate funds are available, and will continue using independent contractors, consultants, attorneys and accountants as necessary, to complement services rendered by our employees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015 and December 31, 2014.

Current assets at September 30, 2015 were $922,038 as compared to $1,049,734 at December 31, 2014, a decline of approximately 12%. The primary reason for this decline is attributable to a decline in cash from $81,179 to $32,121 and a decline in our prepaid expenses from $963,125 to $884,487. 662,370 at December 31, 2014.

Total assets at September 30, 2015 were $922,038 as compared to $1,662,370, a decline of approximately 45%.

At September 30, 2015 our current liabilities totaled $183,954 as compared to $169,490 at December 31, 2014, representing an increase of approximately 8.5%. Accounts payable at September 30, 2015 totaled $96,336 and related party obligations totaled $87,618 as compared to $22,250 and $147,240 at December 31, 2014.

We have a working capital surplus at September 30, 2015 of $738,084 as compared to a working capital surplus of $880,244 at December 31, 2014.

Going Concern Consideration

The Company specializes in the development of oral drug delivery systems for pain management and treatment. At September 30, 2015 the Company has a retained deficit of $(1,918,408) and total stockholders’ equity of $730,084. This compares with a retained deficit of $(867,362) and total Stockholders’ equity of $1,492,880 at December 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital to pay expenses and carry out any further product development, market program, market acceptance of its products and achieving profitability. The Company will require significant financing to continue its operations and fund any further activities.

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

ITEM 1A. RISK FACTORS

There has been no material changes in our risk factors since those reported in our Form 10-K for the year end December 31, 2014 as filed with the Securities and Exchange Commission on June 9, 2015.

ITEM 1B UNRESOLVED STAFF COMMENTS

We have responded to all Staff Comments and amended our annual report for the year ended December 31, 2014.  We have also filed amended quarterly reports for the periods ended March 31, 2015 and June 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2014, the Company completed a non brokered private placement consisting of the sale of 15,783,332* units at a price of US$0.015 per unit for total proceeds of US$236,750. Each unit consists of one common share and one half of a share purchase warrant. Each whole warrant entitles the holder to purchase one common share at a price of $0.0175 until December 31, 2016. We used the net proceeds of this offering for general working capital purposes.

*Represents shares issued prior to a 1:10 reverse stock split

On September 9, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with CTT Pharmaceuticals, Inc., f/k/a Fenwafe Inc., an entity organized under the Canadian Corporations Business Act in March 2007 (“CTT” or “CTT Pharma”), and the shareholders of CTT Pharma whereby the Company acquired all of the issued and outstanding shares of common stock of CTT Pharma in consideration for the issuance of 149,183,285 pre-split shares of our common stock. We also issued an additional 8,444,337 pre- split shares in connection with the same transaction.

During the nine months ended September 30, 2015 we issued 1,812,500 shares (post split) for services rendered.

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

CTT PHARMACEUTICAL HOLDINGS, INC.

Date: November 20, 2015	By:	/s/ Pankaj Modi
Pankaj Modi
Chief Executive Officer

Date: November 20, 2015	By:	/s/ Lucie Letellier
Lucie Letellier
Chief Financial Officer