Form 10-Q
period 2026-06-30
CTT PHARMACEUTICAL HOLDINGS, INC.
filed 2026-09-17
CIK 1035422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 333-292497

CTT PHARMACEUTICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	11-3763974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1646 W Snow Avenue Suite 138, Tampa, FL	33606
(Address of principal executive offices)	(Zip Code)

(813) 606-0060

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 11, 2026, there were 59,722,232 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CTT PHARMACEUTICAL HOLDINGS, INC.

FINANCIAL STATEMENTS

JUNE 30, 2026

CTT PHARMACEUTICAL HOLDINGS, INC.

Balance Sheets

As of June 30, 2026 and December 31, 2025

	June 30,	December 31,
	2026	2025
Assets

Current assets
Cash	$31	$15,359
Total current assets	31	15,359

Non-current assets
Intangible assets, net	67,403	70,809
Total non-current assets	67,403	70,809

Total Assets	$67,434	$86,168

Liabilities and Stockholders’ Equity

Current liabilities
Related-party payables	$21,949	$12,204
Related-party note payable	19,442	18,814
Total current liabilities	41,391	31,018

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000,000 authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 59,722,232 and 58,837,232 issued and outstanding as of June 30, 2026 and December 31, 2025	5,973	5,884
Additional paid-in-capital	7,671,441	7,600,729
Accumulated deficit	(7,651,371)	(7,551,463)
Total stockholders’ equity	26,043	55,150

Total liabilities and stockholders’ equity	$67,434	$86,168

See accompanying notes, which are an integral part of these financial statements.

CTT PHARMACEUTICAL HOLDINGS, INC.

Income Statements

For the six months ended June 30, 2026 and June 30, 2025

	June 30,	June 30,
	2026	2025

Operating expenses
Consulting fees	$71,711	$60,210
General and administrative costs	9,123	5,621
Filing and legal costs	11,407	21,242
Interest expense	628	—
Bank charges	37	—
Travel	2,779	—
Meals	409	—
Marketing and promotions	408	—
Amortization expense	3,406	3,200
Total operating expenses	99,908	90,273

Net (loss)	$(99,908)	$(90,273)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	59,045,065	57,271,737

See accompanying notes, which are an integral part of these financial statements.

CTT PHARMACEUTICAL HOLDINGS, INC.

Statements of Stockholders’ Equity

For the six months ended June 30, 2026 and June 30, 2025

			Additional
	Common		Paid-in	Treasury	Accumulated	Total
	Shares	Par Value	Capital	Stock	Deficit	Equity
Balances, January 1, 2026	58,837,232	$5,884	$7,600,729	$—	$(7,551,463)	$55,150
Net loss for the six months	—	—	—	—	(99,908)	(99,908)
Common shares issued for services	750,000	75	59,925	—	—	60,000
Common shares issued for cash	135,000	14	10,787	—	—	10,801
Balances, June 30, 2026	59,722,232	$5,973	$7,671,441	$—	$(7,651,371)	$26,043

Balances, January 1, 2025	54,069,337	$5,407	$7,422,332	$—	$(7,395,556)	$32,183
Net loss for the six months	—			—	(90,273)	(90,273)
Common shares issued for services	1,100,000	110	60,120	—	—	60,230
Common shares issued for cash	2,157,895	215	79,784	—	—	79,999
Balances, June 30, 2025	57,327,232	$5,732	$7,562,236	$—	$(7,485,829)	$82,139

See accompanying notes, which are an integral part of these financial statements.

CTT PHARMACEUTICAL HOLDINGS, INC.

Statements of Cash Flow

For the six months ended June 30, 2026 and June 30, 2025

	June 30,	June 30,
	2026	2025
Cash flows from operating activities
Net (loss)	$(99,908)	$(90,273)
Adjustments to reconcile net loss to cash used in operating activities
Amortization expense	3,406	3,200
Common shares issued for services	60,000	60,120
Changes in accounts payable and accrued expenses	9,745	(21,300)
Accrued interest	628	470
Net cash provided (used) by operating activities	(26,129)	(47,783)

Cash flows from financing activities
Sale of common shares	10,787	79,784
Issuance of common shares	14	325
Net cash provided (used) by financing activities	10,801	80,109

Net change in cash	(15,328)	32,326
Cash at beginning of period	15,359	114
Cash at end of period	$31	$32,440

See accompanying notes, which are an integral part of these financial statements.

CTT PHARMACEUTICAL HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1 - NATURE OF OPERATIONS

CTT Pharmaceutical Holdings, Inc. (the “Company”) is a Delaware C-Corporation formed in 1996. The Company specializes in drug delivery systems technology within the pharmaceutical industry. The Company is focused on fast-dissolving drug delivery systems through the development of advanced oral methods.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Company have been prepared on the accrual basis of accounting, which conforms to accounting principles generally accepted in the United States of America (U.S. GAAP).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments

The Company’s balance sheets may include the following financial instruments: cash, related-party payables, and related-party note payables. The carrying amount of current assets and current liabilities approximate their fair value due to the relatively short period of time between the origination of these instruments and their expected realization.

Revenue recognition

As of June 30, 2026, and December 31, 2025, the Company had no revenue-producing activities. The Company recognizes revenue as it satisfies contractual performance obligations by transferring promised goods or services to its customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised goods or services. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service.

Earnings per share

Basic earnings per share are computed using the weighted average number of common shares outstanding at June 30, 2026 and December 31, 2025, respectively. Diluted earnings per share reflect the potential dilutive effects of common stock equivalents such as options, warrants and convertible securities. Given the historical and projected future losses of the Company, all potentially dilutive common stock equivalents are considered anti-dilutive.

CTT PHARMACEUTICAL HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Concentrations of credit risk

The Company maintains cash in bank accounts at high credit quality United States financial institutions. At various times during the six months ended June 30, 2026 and the year ended December 31, 2025, the Company may have had cash on deposit with financial institutions in excess of federal depository insurance limits. The Company has not experienced and does not anticipate any credit losses on these deposits.

Subsequent events

CTT Pharma received approval for a CIP Application from the United States Patent Office utilizing CTT’s technology for a Nicotine Strip.

CTT Pharma signed an LOI with a company in Europe to potentially form a partnership. It’s important to note that discussions are in the early stages and may or may not move towards a partnership.

The Company has evaluated subsequent events occurring through August 7, 2026, which is the date the financial statements were issued.

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all liquid instruments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

Related-party payables

Related-party payables consist of funds advanced from a related party to the Company on terms equivalent to those that prevail in arm’s length transactions. During the six months ended June 30, 2026, the company repaid funds which were advanced by Ryan Khouri, as working capital and as part of a management contract, on an as-needed basis. The ending payable to Ryan Khouri at June 30, 2026 was $21,949.

Related-party note payable

Related-party notes consist of uncollateralized obligations of funds advanced to the Company by a related party on terms equivalent to those that prevail in arm’s length transactions. There were no such advances during the first six months of 2026 or 2025. The advances are planned to be repaid through the issuance of common restricted shares and are not formalized nor interest bearing.

CTT PHARMACEUTICAL HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Share-based compensation

The Company, from time to time, may issue stock options, warrants and restricted stock as compensation to employees, directors, officers and affiliates, as well as to acquire goods or services from third parties. ln all cases, the Company calculates share-based compensation using the Black-Scholes option pricing model and expenses awards based on fair value at the grant date, which in the case of third-party suppliers is the shorter of the period over which services are to be received or the vesting period, and for employees, directors, officers and affiliates is typically the vesting period. Share-based compensation is included in consulting fees on the income statements.

Advertising

Advertising costs are expensed as incurred and are included in operating expenses on the income statements.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets, if any, include tax loss and credit carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Intangible assets

The Company’s intangible assets consist of trademarks and patents held across multiple countries. The patents are amortized over their useful lives, typically up to 20 years, which is the standard patent expiration period. The trademarks are amortized over their useful lives, typically up to 15 years. Costs associated with patents that have not yet received a grant number are typically recorded as deferred patent costs, and upon receipt of a grant number, are amortized.

NOTE 3 - GOING CONCERN

Historically, the Company has experienced, and the Company continues to experience, net losses from operations, negative cash flow from operating activities, and working capital deficits. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of the audited financial statements. The Company has not yet begun principal operations, and therefore, net losses are expected. The financial statements do not reflect any adjustments that might result if the Company was unable to continue as a going concern. The Company anticipates that operating losses will continue in the near term as management continues efforts to acquire income producing assets.

CTT PHARMACEUTICAL HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 4 - COMPARATIVE FINANCIAL STATEMENTS

The financial statements include certain prior-year summarized comparative information. Such information does not include all of the information required for financial statements presented in conformity with accounting principles generally accepted in the United States of America. Accordingly, such information should be read in conjunction with the Company’s financial statements for the year ended December 31, 2025, for the six months ended June 30, 2025, and for the six months ending June 30, 2026, from which the summarized information was derived.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of preferred stock. At June 30, 2026, and December 31, 2025, no shares of preferred stock were issued or outstanding. The Company is authorized to issue 300,000,000 shares of common stock. At June 30, 2026, and December 31, 2025, there were 59,722,232 and 58,837,232 shares of common stock issued and outstanding, respectively.

During the first three months of 2026, the Company issued 885,000 shares of common stock. These issuances consisted of 750,000 shares to Ryan Khouri, 50,000 shares to Katherine Cole, and 85,000 shares to Kevin Sakser. The shares issued to Katherine Cole and Kevin Sakser were issued in exchange for total cash proceeds of $10,800. The shares issued to Ryan Khouri were issued in exchange for services rendered to the Company, valued at $60,000.

During 2025, the Company issued 4,767,895 shares of common stock. These issuances consisted of 2,817,895 shares to Katherine Cole, 1,650,000 shares to Ryan Khouri, 100,000 shares to Kevin Sakser, 50,000 shares to Murray Goldenberg, 100,000 shares to Borders Consulting LLC, and 50,000 shares to Frank Hariton. Included in the shares issued to Katherine Cole were 2,532,895 shares issued in exchange for cash of $95,025. All remaining shares issued during 2025 were issued in exchange for services rendered to the Company. These services were valued at $83,849.

During 2024, the Company issued 5,840,000 shares of common stock. These issuances consisted of 3,520,000 shares to Ryan Khouri, 1,250,000 shares to Allen Greenspoon, 690,000 shares to John Jennewein, 280,000 shares to Petro Czupiel, and 100,000 shares to Kevin Sakser. All shares issued during 2024 were issued in exchange for services rendered to the Company.

CTT PHARMACEUTICAL HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 6 - INTANGIBLE ASSETS

At June 30, 2026 and December 31, 2025, intangible assets were as follows:

	June 30, 2026	December 31, 2025
Deferred patent costs	$4,313	$4,313
Patents	109,883	109,883
Trademarks	13,564	13,564
Less: Accumulated amortization	(60,357)	(56,951)
Intangible assets, net	$67,403	$70,809

Amortization expenses for six months ended June 30, 2026, and the year ended December 31, 2025, were $3,406 and $6,432, respectively.

The Company’s patents are listed below:

Country	Patent No.	File Date	Expiration Date
Canada	2624110	3/27/2008	3/27/2028
U.S.	8623401	3/27/2008	3/27/2028
U.S.	9833461	10/23/2015	10/23/2035
Canada	2922959	3/3/2016	3/3/2036
U.S.	11166912	3/3/2016	3/3/2036
Europe	17759030.4	2/27/2017	2/27/2037
Mexico	391622	2/27/2017	2/27/2037

The Company also has three trademarks, one in Canada and two in the U.S. The Canada trademark was filed on 11/28/2017 and expires on 11/28/2032. The U.S. trademarks were filed on 5/28/2018 and 11/28/2019 and expire on 5/28/2033 and 11/28/2034, respectively.

Intangible assets are recorded at cost and subsequently amortized over the respective useful lives of each, as reflected on the balance sheets. Management believes the reflected value of the intangible assets would substantially increase upon completion of a third-party appraisal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our principal asset is the remaining book value of our patents which we do not believe reflects their potential value after development. Our Net Loss increased from ($90,273) during the six months ended June 30, 2025 to ($99,908) during the six months ended June 30, 2026, an increase of $9,635. The principal driver of this change was the increase in consulting fees from $60,711 in the 2025 period to $71,711 in the 2026 period. The principal reason for the increase was costs associated with a Securities Act registration we were engaged in during the period.

As is clear from the foregoing, we have had minimal operations during the above periods and the specific components of our results have and are likely to fluctuate greatly until we establish manufacturing operations. We do not believe they provide any meaningful insight as to operations we will conduct in the future.

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended December 31, 2025, that states that our ongoing losses and lack of resources cause reasonable doubt about our ability to continue as a going concern.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of the “Notes to the Consolidated Financial Statements,” contained elsewhere in this prospectus. Management believes that the consistent application of these policies enables us to provide users of the financial statements with useful and reliable information about our operating results and financial condition. The summary condensed financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions.

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be in this prospectus, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has identified the following two material weaknesses which have caused management to conclude that as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act, which is applicable to us for the year ended December 31, 2025. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the authorization of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. The recording of transactions function is maintained by a third-party consulting firm whereas authorization and custody remain under the Company’s Chief Executive Officer’s responsibility. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the periods set forth in this prospectus. As our resources allow, we will engage additional personnel to address these deficiencies.

Plan of Operations.

During calendar 2026 we intend to use approximately $500,000 obtained through the ELOC, other investment or commercial financing (none of which can be assured) to establish a manufacturing facility. If we are unsuccessful in those efforts, our operations will continue in a manner similar to our current operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to respond to this item.

Item 4. Controls and Procedures.

Included in our response to Item 2 and incorporated by reference.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to respond to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As a smaller reporting company we are not required to respond to this item.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CTT PHARMACEUTICAL HOLDINGS, INC.

September 11, 2026	By:	/s/ Ryan Khouri
Date	Name:	Ryan Khouri
	Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

